Form 10-K
period 2017-12-31
Nuveen Global Cities REIT, Inc.
filed 2018-03-29
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the year ended December 31, 2017

Commission File Number 333-222231

nuveen

Nuveen Global Cities REIT, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	82-1419222
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
730 Third Avenue, 3rd Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 490-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of March 29, 2018, there were 20,000,000 outstanding shares of Class N common stock.  There were no outstanding shares of Class T, Class S, Class D, or Class I common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

On January 31, 2018, Nuveen Global Cities REIT, Inc. (the “Company”) commenced its ongoing initial public offering for up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in the Company's primary offering and up to $1,000,000,000 in shares pursuant to the Company's distribution reinvestment plan. The Company is offering to sell any combination of four classes of shares of its common stock, Class T, Class S, Class D and Class I shares, with a dollar value up to the maximum offering amount. A detailed description of the offering (the “Offering”) is included in the Registration Statement on Form S-11, as amended (SEC File No. 333-222231) (the “Registration Statement”).

Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that upon effectiveness does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s Registration Statement did not contain the certified, year-end financial statements contemplated by Rule 15d-2; therefore, as required under the rule, the Company is hereby filing such certified financial statements with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Special Report on Form 10-K contains forward-looking statements about the Company’s business, including, in particular, statements about its plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which it considers to be reasonable, will be achieved.

You should carefully review the “Risk Factors” section of the Company’s Registration Statement on Form S-11 (SEC File No. 33-222231) for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Nuveen Global Cities REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries as of December 31, 2017 and May 19, 2017, and the related consolidated statements of operations, of changes in equity and of cash flows for the period from May 19, 2017 to December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and May 19, 2017, and the results of their operations, the changes in their equity and their cash flows for the period from May 19, 2017 to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Charlotte, NC

March 29, 2018

We have served as the Company's auditor since 2017.

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

		May 19, 2017
	December 31,	(date of initial
	2017	capitalization)
Assets
Investments in real estate, net	$114,822	$-
Cash	3,681	200
Intangible assets, net	7,305	-
Other assets	92	-
Total assets	$125,900	$200
Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$1,728	$-
Intangible liabilities, net	250	-
Total liabilities	1,978	-
Equity
Common stock, $0.01 par value per share, 100,000,000 shares authorized, 12,425,000 and 20,000 shares issued and outstanding at December 31, 2017 and May 19, 2017, respectively	124	-
Additional paid-in capital	124,126	200
Accumulated deficit	(328)	-
Total equity	123,922	200
Total liabilities and equity	$125,900	$200

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Operations

(in thousands, except share and per share data)

For the period May 19, 2017
(date of initial capitalization)
through December 31, 2017
Revenues
Rental revenue	$374
Tenant reimbursement income	16
Total revenues	390
Expenses
Rental property operating expenses	175
General and administrative expenses	238
Advisory fee	44
Depreciation and amortization	261
Total expenses	718
Net loss	$(328)

Net loss per share of common stock - basic and diluted	$(0.30)
Weighted-average shares of common stock outstanding, basic and diluted	1,099,405

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity

(in thousands, except share data)

	Par Value	Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance at May 19, 2017 (date of initial capitalization)	$—	$200	$—	$200
Issuance of 12,405,000 shares of Common Stock	124	123,926	—	124,050
Net loss	—	—	(328)	(328)
Balance at December 31, 2017	$124	$124,126	$(328)	$123,922

The accompanying notes are an integral part of these consolidated financial statements

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Cash Flows

(in thousands)

For the period May 19, 2017
(date of initial capitalization)
through December 31, 2017
Cash flows from operating activities:
Net loss	$(328)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	261
Straight line rent adjustment	(14)
Changes in assets and liabilities:
Increase in other assets	(78)
Increase in accounts payable, accrued expenses, and other liabilities	159
Net cash from operating activities	-
Cash flows from investing activities:
Acquisitions of real estate properties	(120,569)
Net cash used in investing activities	(120,569)
Cash flows from financing activities:
Proceeds from issuance of common stock	124,250
Net cash provided by financing activities	124,250
Net increase in cash and cash equivalents	3,681
Cash and cash equivalents, beginning of period	$-
Cash and cash equivalents, end of period	$3,681
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$1,547
Accrued acquisition related costs	$22

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Business Purpose

Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2018. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by TH Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of four classes of shares of its common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

The registration statement was declared effective on January 31, 2018.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Investments in Real Estate

In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition.

Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisition.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has not been material.

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The amortization of acquired below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statement of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Consolidated Statement of Operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building and building improvements	40 years
Land improvements	15 years
Furniture, fixtures and equipment	3-7 years
Lease intangibles	Over lease term

Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Repairs and maintenance are expensed to operations as incurred and are included in rental property operating expense on the Company’s Consolidated Statement of Operations.

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell. During the period presented, no such impairment occurred.

Revenue Recognition

The Company’s sources of revenue and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant leases at the Company’s office, industrial, multifamily, and retail properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.

Tenant reimbursement income — consists primarily of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company recognizes the reimbursement of such costs incurred as tenant reimbursement income.

Cash

Cash represent cash held in banks and cash on hand. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the period for May 19, 2017 (date of initial capitalization) through December 31, 2017.  In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings.  At December 31, 2017, there is no need for the Company to record, in accordance with Accounting Standards Codification (“ASC”) 740, any material tax effects related to enactment of the TCJA on the Company’s deferred tax balances.  This is due to the fact that the Company is operating in a manner which will allow it to qualify as a REIT and the Company affirmatively plans to make a REIT election effective January 1, 2018 which will result in a full valuation allowance being recorded against its deferred tax balances.  The Company also estimates that the new taxes on foreign-sourced earnings are not likely to apply to its foreign investments.  Although management is still evaluating the effects of the TCJA, the Company does not believe that the TCJA will materially impact its consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.  Though the Company believes that the impacts of the TCJA will be immaterial to its financial results, the Company continues to analyze certain aspects of the TCJA, therefore its estimates may change as additional information becomes available.  Many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on the Company.  It is also likely that there will be technical corrections legislation proposed with respect to the TCJA this year, the effect of which cannot be predicted and may be adverse to the Company or its stockholders.

The Company is a taxable subchapter C corporation for its initial tax year ending December 31, 2017.  The Company is wholly-owned by TIAA (the “Parent”) as of December 31, 2017 and will be included in Parent’s consolidated U.S. corporation income tax return for its initial tax year.  In accordance with SAB1B in conjunction with ASC740, the Company has determined its income tax provision on a separate return basis. The income tax provision as of December 31, 2017 is zero.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment.

These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common share equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for May 19, 2017 (date of initial capitalization) through December 31, 2017 for both basic and diluted shares.

Organization and Offering Expenses

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 31, 2018.

As of December 31, 2017, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $2.9 million. Such amounts will be reimbursed to the Advisor on a pro-rata basis over 60 months beginning January 1, 2019.

These organization and offering expenses are not recorded in the accompanying Consolidated Balance Sheets because such costs were not the Company’s liability until January 31, 2018, the date as of which the Offering was declared effective. Organization expenses will be expensed as incurred, and offering expenses will be charged to equity as such amounts will be reimbursed to the Advisor or its affiliates by the Company. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, the Company will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The majority of the Company’s revenue is derived from tenant leases at multifamily and industrial properties and the Company has concluded that the adoption of ASU 2014-09 will not have an impact on both the rental revenue and tenant reimbursement income revenue streams. The Company has adopted this standard on January 1, 2018 using the modified retrospective method, and the cumulative impact has not had a material impact on equity.  However, upon adoption of the new leasing standard, ASU 2014-09 may impact the presentation of certain lease and non-lease components of revenue. See below for a further description of the expected impact the new leasing standard may have on the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. The Company is currently evaluating the potential impact of this pronouncement on the Company’s consolidated financial statements from both a lessor and lessee standpoint. Under the new leasing standard, lessor accounting remains substantially the same as current GAAP. However, the classification of certain lease and non-lease components, such as tenant reimbursement income for real estate taxes and insurance, may change but will not impact total revenue.

The new lease standard will have a significant impact on lessee accounting. As such, the Company will be required to recognize a right of use asset on the Company’s Consolidated Balance Sheet along with a lease liability equal to the present value of the remaining minimum lease payments for the Company’s ground leases.

The Company will elect the available practical expedients.  This includes the practical expedient for lessees not to separate lease and non-lease components whereby both components are accounted for and recognized as lease components. In January 2018, the FASB issued a proposal for comment that would allow lessors to elect a similar practical expedient by class of underlying assets to not separate non-lease components from the lease component. The Lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the exposed practical expedient is issued in its existing form, the Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees, and cash flows related to securitized receivables.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption.  The Company adopted this standard on January 1, 2018 with no material impact on the Company’s Consolidated Financial Statements and related disclosures.

In November 2016, FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18").  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption.  The Company adopted this standard on January 1, 2018 with no material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

December 31, 2017
Building and building improvements	$94,545
Land and land improvements	18,558
Furniture, fixtures and equipment	1,842
Total	114,945
Accumulated depreciation and amortization	(123)
Investments in real estate, net	$114,822

Depreciation and amortization expense was $123 for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017.

During the period from May 19, 2017 (date of initial capitalization) through December 31, 2017, the Company acquired interests in three real estate investments, which were comprised of four industrial and one multifamily property.  These property acquisitions have been accounted for as asset acquisitions.

The following table provides further details of the properties acquired during the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 (in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price
Kirkland Crossing	100%	1	Aurora, IL	Multifamily	Dec. 2017	$54,218
West Phoenix Industrial	100%	1	Phoenix, AZ	Industrial	Dec. 2017	16,785
Denver Industrial	100%	3	Denver & Golden, CO	Industrial	Dec. 2017	51,135
		5				$122,138

The following table summarizes the purchase price allocation for the properties acquired during the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 (in thousands):

	Kirkland Crossing	West Phoenix Industrial	Denver Industrial	Total
Building and building improvements	$44,713	$11,337	$38,495	$94,545
Land and land improvements	5,894	3,891	8,773	18,558
Furniture, fixtures and equipment	1,842	—	—	1,842
In-place lease intangibles	1,769	933	3,106	5,808
Below-market lease intangibles	—	—	(250)	(250)
Other intangibles	—	624	1,011	1,635
Total purchase price	$54,218	$16,785	$51,135	$122,138

Note 4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

December 31, 2017
Intangible assets:
In-place lease intangibles	$5,808
Other intangibles	1,635
Total intangible assets	$7,443
Accumulated amortization:
In-place lease intangibles	(130)
Other intangibles	(8)
Total accumulated amortization	(138)
Intangible assets, net	$7,305
Intangible liabilities:
Below-market ground lease intangibles	$(250)
Accumulated amortization	—
Intangible liabilities, net	$(250)

Amortization expense was $138 for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2017 is as follows (in thousands):

	In-place Lease Intangibles	Below-market Lease Intangibles	Other Intangibles
2018	$3,163	$(61)	$482
2019	1,031	(48)	436
2020	704	(44)	353
2021	464	(34)	179
2022	253	(22)	124
Thereafter	63	(41)	53
	$5,678	$(250)	$1,627

The weighted-average amortization periods for the acquired in-place lease intangibles, below-market lease intangibles and other intangibles of the properties acquired during the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 were five, two and four years, respectively.

Note 5. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

December 31, 2017
Receivables	$71
Straight-line rent receivable	14
Prepaid expenses	7
Total	$92

The following table summarized the components of accounts payable, accrued expenses, and other liabilities (in thousands):

December 31, 2017
Real estate taxes payable	$1,023
Accounts payable and accrued expense	388
Tenant security deposits	239
Other	78
Total	$1,728

Note 6. Related Party Transactions

Pursuant to the advisory agreement between the Company and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Advisor, will receive fees and compensation, payable monthly, in connection with the offering and ongoing management of the assets of the Company, as follows:

Advisory Fee as a % of NAV
Class T shares	1.25%
Class S shares	1.25%
Class D shares	1.25%
Class I shares	1.25%
Class N shares	0.65%

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2017, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) will serve as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the primary offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Maximum Upfront	Maximum Upfront
	Selling Commissions as a % of	Dealer Manager Fees as a % of	Stockholder Servicing
	Transaction Price	Transaction Price	Fee as a % of NAV
Class T shares	up to 3.0%	0.50%	0.85%(1)
Class S shares	up to 3.5%	None	0.85%
Class D shares	None	None	0.25%
Class I shares	None	None	None

(1)

Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.

The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held within such account would exceed, in the aggregate, 8.75% of the sum of the gross proceeds from the sale of such shares and the aggregate gross  proceeds of any shares issued under the distribution reinvestment plan with respect thereto (or, solely with respect to the Class T shares, a lower limit set forth in an agreement between the Dealer Manager and the applicable participating broker-dealer in effect on the date that such shares were sold). At the end of such month, each Class T share, Class S share and Class D share held in a stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There is not a stockholder servicing fee with respect to Class I shares.

If not already converted into Class I shares upon a determination that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed the applicable limit as described above, each Class T share, Class S share, Class D share and Class N share held in a stockholder’s account will automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share on the earliest of (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets, in each case in a transaction in which stockholders receive cash and/or listed securities or (iii) after termination of the primary portion of the offering in which such Class T shares, Class S shares and Class D shares were sold, the end of the month in which the Company, with the assistance of the dealer manager, determines that all underwriting compensation from all sources in connection with the Offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds of the primary portion of the Offering. In addition, immediately before any liquidation, dissolution or winding up, each Class T share, Class S share, Class D share and Class N share will automatically convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share.

TIAA has agreed to purchase $300 million of shares of Class N common stock as follows: (i) prior to the commencement of the Offering, an aggregate of 20,000,000 Class N common stock (including the initial capitalization of $200,000) at a purchase price of $10.00 per share for a total value of $200 million; and (ii) during the period commencing January 1, 2018 and ending two years from the commencement of the Offering: (1) $50 million in shares of Class N common stock during the month following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock during the month following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $200 million, each at the then-current transaction price, which will generally be the prior month’s NAV per share for Class N shares. As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in this offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares.

Note 7. Economic Dependency

The Company will be dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 8. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into the European Cities Partnership SCSp, which is an entity affiliated with the Advisor. As of December 31, 2017, the Company has not yet funded any portion of this investment.

Note 9. Tenant Leases

The following table presents the future minimum rents the Company expects to receive for its industrial properties, excluding tenant reimbursements of operating expenses (in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rent
2018	$3,910
2019	3,502
2020	3,073
2021	2,177
2022	1,545
Thereafter	469
Total	$14,676

Note 10. Equity

Authorized Capital

As of May 19, 2017 (date of initial capitalization) and December 31, 2017, the Company had the authority to issue a total of 100,000,000 shares of common stock with a par value of $0.01 per share.

On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland, which provided that the Company had the authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share.

In addition, the board of directors may amend the charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock which may be subject to various class-specific fees.

Capitalization

On May 19, 2017, TIAA invested $200,000 in the Company through the purchase of 20,000 shares of common stock at $10.00 per share as the Company’s initial capitalization. TIAA may not sell any of these shares during the period TH Real Estate Global Cities Advisors, LLC or an affiliate of Nuveen serves as the Company’s advisor, but the holder may transfer the shares to its affiliates. TIAA may not vote on the removal of any of its affiliates (including the Advisor), and may not vote regarding any transaction between the Company and TIAA or any of its affiliates.

Subsequent to the Company’s initial capitalization, TIAA purchased an additional $200 million of shares of common stock (less the $200,000 initial capitalization amount) at a purchase price of $10.00 per share. Of the $200 million, $124 million was purchased by TIAA through December 31, 2017 and $76 million was purchased on January 22, 2018.  In addition, during the period commencing January 1, 2018 and ending January 31, 2020, TIAA has agreed to purchase upon the Company’s request: (1) $50 million in shares of Class N common stock following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $200 million, in each case at the then-current transaction price which will generally be the prior month’s NAV per share for Class N shares. As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares. TIAA makes its investments in Class N shares through a wholly owned subsidiary.

The Class N shares purchased by TIAA described above (excluding the initial capitalization which must be held for so long as the Advisor or its affiliate remains the advisor) shall be subject to the following limitations on repurchase:

•

(i) TIAA may submit up to 4,980,000 Class N shares for repurchase upon the earlier of (1) the date that the Company’s NAV reaches $1 billion, and (2) two years from the commencement of the Offering; and (ii) TIAA may submit all of its remaining Class N shares for repurchase beginning on the fifth anniversary of the commencement of the Offering.

•

The total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided that, if in any month or quarter the total amount of aggregate repurchases of all classes of common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby holders of Class T, Class S, Class D and Class I shares (other than investors in certain states or who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in the distribution reinvestment plan and will receive their distributions in cash. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan will also receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class D, Class S, Class T, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.

Note 11. Segment Reporting

The Company currently operates in two reportable segments: Multifamily and Industrial properties. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of December 31, 2017 (in thousands):

December 31, 2017
Multifamily	$54,074
Industrial	68,145
Other (Corporate)	3,681
Total assets	$125,900

The following table sets forth the financial results by segment for the period May 19, 2017 (date of initial capitalization) December 31, 2017 (in thousands):

	Multifamily	Industrial	Total
Revenues:
Rental revenue	$300	$74	$374
Tenant reimbursement income	3	13	16
Total revenues	303	87	390
Expenses:
Rental property operating expenses	154	21	175
Total expenses	154	21	175
Segment net operating income	$149	$66	$215
Depreciation and amortization	$214	$47	$261
General and administrative			$238
Advisory fee			44
Net loss			$(328)

Note 12. Subsequent Events

During the period from February 16, 2018 to February 21, 2018, the Company made its first investments in real estate-related securities by investing approximately $20 million in shares of common stock of publicly traded real estate investment trusts.

Nuveen Global Cities REIT, Inc.

Real Estate Investments and Accumulated Depreciation

December 31, 2017

(in thousands)

SCHEDULE III

					Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora, IL	Muli-family	2003	2017	$-	$5,894	$44,713	$-	$5,894	$44,713	$50,607	$103	15-40 years
Phoenix, AZ	Industrial	1998	2017	-	3,891	11,337	-	3,891	11,337	15,228	10	15-40 years
Denver & Golden, CO	Industrial	Various	2017	-	8,773	38,495	-	8,773	38,495	47,268	10	15-40 years
				$-	$18,558	$94,545	$-	$18,558	$94,545	$113,103	$123

(a)	The aggregate cost for federal income tax purposes at December 31, 2017 was approximately $120.5 million.

Changes in rental properties and accumulated depreciation for the period ended December 31, 2017 is as follows :

Rental Properties	2017
Balance at beginning of period	$-
Additions	113,103
Balance at end of period	$113,103

Accumulated Depreciation
Balance at beginning of period	$-
Depreciation expense	123
Balance at end of period	$123

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Special Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement on Form S-11.

Overview

Nuveen Global Cities REIT, Inc. (“we,” “us” or the “Company”) is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, TH Real Estate Global Cities Advisors, LLC (“TH Real Estate Global Cities Advisors” or the “Advisor”), an investment advisory affiliate of TH Real Estate. TH Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Initial Public Offering

On January 31, 2018, our Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”).  We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of our common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA has purchased $200 million in shares of Class N common stock (less the $200,000 initial capitalization amount) at a purchase price of $10.00 per share. Of the $200 million, $124 million was purchased by TIAA through December 31, 2017 and $76 million was purchased on January 22, 2018.  TIAA has also agreed to purchase upon our request during the period commencing January 1, 2018 and ending two years from the commencement of the Offering: (1) $50 million in shares of Class N common stock following the date when our net asset value (“NAV”) (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock following the date when our NAV (exclusive of cash and listed securities) exceeds $200 million, each at the then-current transaction price, which will generally be the prior month’s NAV per share for Class N shares. Class N shares are not available for purchase in the Offering.

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;
•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•	preserve and protect stockholders’ invested capital;
•	realize appreciation from proactive investment management and asset management; and
•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Initial Properties

The following includes the initial property acquisitions, and related purchase price allocations, for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 (dollars in thousands, except per unit information):

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands) (1)	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266	units	94%
Total Multifamily	1				$54,218	266	units	94%

Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265	sq. ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq. ft	100%
Total Industrial	4				$67,920	751	sq. ft	100%

Total Investment Properties	5				$122,138

(1)	Purchase price is inclusive of acquisition-related adjustments
(2)	See property description below for geographic information.

Property Type	Percentage	Geography	Percentage
Multifamily	44%	West	56%
Industrial	56%	Midwest	44%
Total:	100%	Total:	100%

Kirkland Crossing

On December 8, 2017, we acquired the Kirkland Crossing Apartments (“Kirkland Crossing”), a multifamily property from an unaffiliated third party for approximately $54 million, exclusive of acquisition adjustments. Constructed in 2003, Kirkland Crossing consists of 266 units with a mix of one-, two- and three-bedroom units, and is located in Aurora, Illinois, a suburb of Chicago. As of December, 2017, in-place rents at Kirkland Crossing were approximately $1,588 per unit. Consistent with most multifamily apartment properties, Kirkland Crossing has lease terms that are generally one year.

West Phoenix Industrial

On December 21, 2017, we acquired West Phoenix Industrial from an unaffiliated third party for a gross purchase price of approximately $17 million, exclusive of acquisition adjustments. Constructed in 1998, West Phoenix Industrial is an industrial warehouse/distribution building totaling 264,981 square feet, and is located in Phoenix’s Southwest submarket. West Phoenix Industrial was 100% leased to two tenants with a weighted average remaining lease term of three years at a weighted average rent of $3.82 per square foot per year.

Denver Industrial Portfolio

On December 28, 2017, we acquired a fee simple interest in an approximately 486,000 square foot three-property industrial portfolio located in the Central and West submarkets of Denver, Colorado (the “Denver Industrial Portfolio”). The portfolio was acquired from an unaffiliated third party for approximately $51 million, excluding acquisition adjustments. The Denver Industrial Portfolio is 100% leased to 20 tenants. The portfolio is comprised of one Class-A, 261,825 square foot bulk distribution warehouse that is leased to two tenants, one 71,193 square foot urban small-bay warehouse that is leased to three tenants, and one 152,966 square foot urban infill property that is comprised of three buildings and leased to 15 tenants. The remaining weighted average lease term across the portfolio is 3.9 years.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses and the competitive environment for real estate assets.

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including: our ability to enter into leases with increasing or market value rents for the properties that we acquire; and rent collection, which primarily relates to each future tenant's financial condition and ability to make rent payments to us on time.

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

Operating Expenses

Our operating expenses include general and administrative expenses, including legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases associated with our initial industrial properties, we generally expect to structure our industrial leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

Our Qualification as a REIT

We have been organized and we intend to elect, and to operate our business so as to qualify, to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2018. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Code, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that no five or fewer individuals own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.

The Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017.  The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings.  At December 31, 2017, there is no need for us to record, in accordance with ASC 740, any material tax effects related to enactment of the TCJA on our deferred tax balances.  This is due to the fact that we are operating in a manner which will allow us to qualify as a REIT and we affirmatively plan to make a REIT election effective January 1, 2018 which will result in a full valuation allowance being recorded against our deferred tax balances. We also estimate that the new taxes on foreign-sourced earnings are not likely to apply to our foreign investments.  Although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will materially impact our consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.  Though we believe that the impacts of the TCJA will be immaterial to our financial results, we continues to analyze certain aspects of the TCJA, therefore our estimates may change as additional information becomes available.  Many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us.  It is also likely that there will be technical corrections legislation proposed with respect to the TCJA this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

The Company is a taxable subchapter C corporation for its initial tax year ending December 31, 2017.  The Company is wholly-owned by TIAA (the “Parent”) as of December 31, 2017 and will be included in Parent’s consolidated U.S. corporation income tax return for its initial tax year.  In accordance with SAB1B in conjunction with ASC740, the Company has determined its income tax provision on a separate return basis. The income tax provision as of December 31, 2017 is zero.

Results of Operations

We were formed on May 1, 2017, received our initial capitalization on May 19, 2017 and commenced active real estate operations in December 2017 in connection with the acquisitions of our initial properties.  Therefore, comparative operating results are not relevant to the discussion of operating results, and we expect revenues and expenses to increase as we acquire more properties over a full calendar year.  The following table sets forth the results of our operations (in thousands):

For the period May 19, 2017
(date of initial capitalization)
through December 31, 2017
Revenues
Rental revenue	$374
Tenant reimbursement income	16
Total Revenues	390

Expenses
Rental property operating expenses	175
General and administrative expenses	238
Advisory fee	44
Depreciation and amortization	261
Total Expenses	718

Net Loss	(328)
Net Loss Attributable to Stockholders	$(328)

Revenues

Rental revenue – Our rental revenue for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 related to rent generated from our multifamily property ($300) and industrial properties ($74), all of which were acquired in December 2017.

Tenant reimbursement income – Tennant reimbursement income for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 primarily includes  amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements.

Expenses

Rental property operating expenses – Property operating expenses for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 primarily includes real estate taxes, utilities and other maintenance expenses associated with the properties acquired in December 2017.

General and administrative expenses – General and administrative expenses for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 primarily include audit and other professional fees.

Advisory fee – The advisory fee for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 related to amounts charged to us by the Advisor.

Depreciation and amortization – Depreciation and amortization for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 relates to property, equipment and intangible assets in connection with the properties acquired in December 2017.

Net loss – Our net loss for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 amounted to $328.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering, the private placement of Class N shares to TIAA and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations, and cash needs for asset acquisitions are funded by the private placement of Class N shares to TIAA, public offerings of our Class T, Class S, Class D and Class I shares and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have raised substantial proceeds in the Offering and acquired a broad portfolio of real estate investments, our target leverage ratio will be approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during the offering stage. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by TH Real Estate in which we may invest, including the European Cities Fund and the Asia-Pacific Cities Fund. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.

If we are unable to raise substantial funds in our public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our operating fees and expenses include, among other things, the advisory fee we pay to the Advisor, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. The stockholder servicing fees we pay to the Dealer Manager are accrued up to a maximum amount of 8.75% of the sum of the gross proceeds at the time of the sale of common shares. We do not have any office or personnel expenses as we do not have any employees. We reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of our first acquisition. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the Company’s first investment acquisition. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor through the first anniversary of the Company’s first investment acquisition are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

As of December 31, 2017, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $2.9 million. These organization and offering expenses are not recorded in the accompanying Consolidated Balance Sheets because such costs were not our liability until January 31, 2018, the date as of which the Offering was declared effective.

Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 (in thousands):

For the period May 19, 2017
(date of initial capitalization)
through December 31, 2017
Cash flows from operating activities	$-
Cash flows used in investing activities	(120,569)
Cash flows provided by financing activities	124,250
Net increase in cash and cash equivalents	$3,681

Operating Activities - During the period May 19, 2017 (date of initial capitalization) through December 31, 2017, there were no net cash flows from operations as our initial properties were acquired in late December 2017.

Investing Activities – Cash flows used in investing activities were $120,569 for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 due to the December 2017 acquisitions of Kirkland Crossing ($54,218), West Phoenix Industrial ($16,785), and Denver Industrial Portfolio ($51,135), less the assumption of certain liabilities of $1,547 and accrued acquisition costs of $22.

Financing Activities – Cash flows provided by financing activities was $124,250 for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 as TIAA purchased shares of common stock at a purchase price of $10.00 per share.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) are non-GAAP financial measures used by many investors and analysts in the real estate industry. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (calculated in accordance with GAAP), excluding gains (losses) on sales and/or impairment of real estate assets, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.  This is a common non-GAAP financial measure as accounting for real estate assets on an historical cost basis may not correlate with the value of real estate as determined by market conditions. AFFO further adjusts FFO for other items we believe are not related to our core operations, such as for straight-line rental income. AFFO is not defined by NAREIT and the calculation of AFFO may not be comparable to disclosures made by other REITs.

Management believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and AFFO to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of our properties without giving effect to certain significant non-cash items, primarily depreciation expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. We believe that by excluding the effect of depreciation, FFO and AFFO can facilitate comparisons of operating performance between periods. We report FFO and AFFO because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO and AFFO are consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and AFFO.

Our calculations of FFO and AFFO and related methodology may differ from those used by other REITs, and accordingly, may not be comparable to other REITs. Further, FFO and AFFO do not represent cash flow available for management's discretionary use. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net loss computed in accordance with GAAP as measures of our operations.

Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate AFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry at which point we may adjust our calculation and characterization of AFFO.

The below is a reconciliation of net loss to FFO and AFFO (in thousands):

For the period May 19, 2017
(date of initial capitalization)
through December 31, 2017
Net loss	$(328)
Adjustments:
Real estate depreciation and amortization	261
Funds (Used in) Operations	$(67)

Funds from Operations	$(67)
Adjustments:
Straight-line rental income	(14)
Adjusted Funds (Used in) Operations	$(81)

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). The overarching principle of these guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments or the price that would be received for our investments in an arm’s-length transaction between market participants, less our liabilities. These valuation guidelines are largely based upon standard industry practices used by private, open-end real estate funds and are administered by the Advisor and its affiliates.

Our board of directors monitors compliance with our valuation guidelines on an ongoing basis. The calculation of our NAV is intended to be a calculation of fair value of our assets less our outstanding liabilities and may differ from our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets from historical cost to fair value in accordance with GAAP.  Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

The valuation of our real properties is managed by our independent valuation advisor, RERC, LLC, a valuation firm selected by the Advisor and approved by our board of directors.  The Advisor is ultimately responsible for the determination of our NAV.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related assets), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including any stockholder servicing fees applicable to such class of shares.

The following table provides the major components of our NAV as of December 31, 2017, including a reconciliation between stockholders’ equity under GAAP and NAV (in thousands, except per share data):

Components of NAV	December 31, 2017
Investments in real property	$123,500
Cash	3,681
Other assets	78
Other liabilities	(1,728)
Net Asset Value	$125,531
Number of Outstanding Shares	12,425,000

Reconciliation of Stockholders' Equity to NAV	December 31, 2017
Stockholders' equity under GAAP	$123,922
Adjustments:
Unrealized real estate appreciation	1,362
Straight-line rent	(14)
Accumulated depreciation and amortization	261
Net Asset Value	$125,531

Our investments in real estate are recorded at fair value when determining NAV, as compared to historical cost for purposes of GAAP.  Accordingly, the related depreciation and amortization is not recorded when determining NAV.  NAV also excludes any effects for straight-line rental income.

The fair values presented above and their usage in the calculation of net asset value per share presented below have been prepared by, and is the responsibility of, management.

PricewaterhouseCoopers LLP has neither examined, compiled nor performed any procedures with respect to the fair values or the calculation of net asset value per common share, which utilizes information that is not disclosed within the financial statements, and, accordingly, does not express an opinion or any other form of assurance with respect thereto.

As of December 31 2017, all outstanding shares of common stock were undesignated and held by TIAA through its wholly owned subsidiary. Our NAV per share of our undesignated common stock as of December 31, 2017 was $10.10. On January 24, 2018, we filed articles of amendment and restatement with the State Department of Assessments and Taxation of Maryland and our undesignated common stock became Class N shares of common stock and the Class D, Class S, Class T and Class I shares sold in the Offering were authorized.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December, 31, 2017 valuations, based on property types. Once we own more than one multifamily, office and retail property, we will include the key assumptions for this property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.2%	6.3%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial
Discount rate	0.25% decrease	2.0%
(weighted average)	0.25% increase	-1.8%
Exit capitalization Rate	0.25% decrease	2.6%
(weighted average)	0.25% increase	-2.3%

Limitations and Risks

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:

(1)	a stockholder would be able to realize this NAV per share upon attempting to resell his or her shares;
(2)

we would be able to achieve, for our stockholders, the NAV per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with an-other company; or

(3)	the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and assets within our portfolio.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgements and assumptions and require estimates about matters that are inherently uncertain.  These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.   We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies.  See Note 2 to the consolidated financial statements for further descriptions of such critical accounting policies along with other significant accounting policy disclosures.

Recent Accounting Pronouncements

See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements in this Special Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Global Cities REIT, Inc.
By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chief Executive Officer and Chairman of the Board

Date: March 29, 2018

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the following capacities on March 29, 2018.

Signature	Title

/s/ Michael J.L. Sales Michael J.L. Sales	Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ James E. Sinople James E. Sinople	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Michael A. Perry Michael A. Perry	Director

/s/ John L. MacCarthy John L. MacCarthy	Director

/s/ Donna Brandin Donna Brandin	Director

/s/ John R. Chandler John R. Chandler	Director

/s/ Steven R. Hash Steven R. Hash	Director

/s/ Robert E. Parsons, Jr. Robert E. Parsons, Jr.	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

This registrant has not sent an annual report or proxy materials to its stockholders for the last fiscal year. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and any proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.