Form 10-Q
period 2018-03-31
Nuveen Global Cities REIT, Inc.
filed 2018-05-14
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2018, there were 20,000,000 outstanding shares of Class N common stock and 59,300 outstanding shares of Class I common stock.  There were no outstanding shares of Class T, Class S, or Class D common stock.

ITEM 1.          FINANCIAL STATEMENTS

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018 (unaudited)	2017
Assets
Investments in real estate, net	$114,021	$114,822
Investments in real estate-related securities, at fair value	20,218	-
Cash and cash equivalents	60,861	3,681
Intangible assets, net	6,359	7,305
Other assets	578	92
Total assets	$202,037	$125,900
Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$2,762	$1,728
Due to affiliates	3,383	-
Intangible liabilities, net	234	250
Total liabilities	$6,379	$1,978

Equity
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 20,000,000 and 12,425,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	200	124
Additional paid-in capital	197,301	124,126
Accumulated deficit	(1,843)	(328)
Total equity	195,658	123,922
Total liabilities and equity	$202,037	$125,900

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Operations (Unaudited) (a)

(in thousands, except share and per share data)

Three Months Ended
March 31, 2018
Revenues
Rental revenue	$2,268
Tenant reimbursement income	554
Total revenues	2,822
Expenses
Rental property operating expenses	966
General and administrative expenses	1,691
Advisory fee	295
Depreciation and amortization	1,773
Total expenses	4,725
Other income
Income from real estate-related securities	388
Total other income	388
Net loss	$(1,515)

Net loss per share of common stock - basic and diluted	$(0.08)
Weighted-average shares of common stock outstanding, basic and diluted	18,148,333

(a)	Nuveen Global Cities REIT, Inc. was formed on May 1, 2017; accordingly there were no operations during the period ended March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except share data)

	Par Value	Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance at January 1, 2018	$124	$124,126	$(328)	$123,922
Issuance of 7,575,000 shares of Common Stock - Class N shares (net of $2,510 of offering costs)	76	73,164	—	73,240
Amortization of restricted stock grants	—	11	—	11
Net loss	—	—	(1,515)	(1,515)
Balance at March 31, 2018	$200	$197,301	$(1,843)	$195,658

The accompanying notes are an integral part of these consolidated financial statements

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Cash Flows (Unaudited) (a)

(in thousands)

Three Months Ended
March 31, 2018
Cash flows from operating activities:
Net loss	$(1,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,773
Unrealized gain on changes in fair value of real estate-related securities	(274)
Straight line rent adjustment	(45)
Amortization of above and below-market lease intangibles	(16)
Amortization of restricted stock grants	11
Change in assets and liabilities:
Increase in other assets	(441)
Increase in due to affiliates	873
Increase in accounts payable, accrued expenses, and other liabilities	1,034
Net cash provided by operating activities	1,400
Cash flows from investing activities:
Capital improvements to real estate	(26)
Purchase of real estate-related securities	(19,944)
Net cash used in investing activities	(19,970)
Cash flows from financing activities:
Proceeds from issuance of common stock	75,750
Net cash provided by financing activities	75,750
Net increase in cash and cash equivalents	57,180
Cash and cash equivalents, beginning of period	$3,681
Cash and cash equivalents, end of period	$60,861

Non-cash investing activities:
Accrued offering costs due to affiliate	$2,510

(a)	Nuveen Global Cities REIT, Inc. was formed on May 1, 2017; accordingly there were no operations during the period ended March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Purpose

Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and that a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region.  Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by TH Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor.

Pursuant to a registration statement on Form S-11, the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The registration statement was declared effective on January 31, 2018.  The Company is publicly selling any combination of four classes of shares of its common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Special Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.

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

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value.  As such, the resulting gains and losses are recorded as a component of income from real estate-related securities on the Consolidated Statement of Operations.

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

As of March 31, 2018, the Company’s $20.2 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded real estate investment trusts and were classified as Level 1.  These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, and retail properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.

Tenant reimbursement income — consists primarily of amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company recognizes the reimbursement of such costs incurred as tenant reimbursement income.

Cash and Cash Equivalents

Cash and cash equivalents represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs since May 19, 2017 (date of initial capitalization) through March 31, 2018.  In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings.  Although management is still evaluating the effects of the TCJA, the Company does not believe that the TCJA will materially impact its consolidated financial statements.  This is due to the fact that the Company is operating in a manner which will allow it to qualify as a REIT which will result in a full valuation allowance being recorded against its deferred tax balances.  The Company also estimates that the new taxes on foreign-sourced earnings are not likely to apply to its foreign investments.

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

The Company is a taxable subchapter C corporation for its initial tax year ending December 31, 2017.  The Company is indirectly wholly-owned by TIAA as of December 31, 2017 and will be included in TIAA’s consolidated U.S. corporation income tax return for its initial tax year.  In accordance with SEC Staff Accounting Bulletin No. 1B (“SAB1B”) in conjunction with ASC740, the Company has determined its income tax provision on a separate return basis. The income tax provision as of March 31, 2018 and December 31, 2017 is zero.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the three months ended March 31, 2018 for both basic and diluted shares.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and Administrative Expenses on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred.

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

As of March 31, 2018, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $3.4  million, consisting of offering costs of $2.5 million and organization costs of $0.9 million.  Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective.  These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheet as of March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, the Company was required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and has included additional disclosure requirements. The majority of the Company’s revenue is derived from tenant leases at multifamily and industrial properties and the Company has concluded that the adoption of ASU 2014-09 did not have an impact on both the rental revenue and tenant reimbursement income revenue streams. The Company has adopted this standard on January 1, 2018 using the modified retrospective method, and the cumulative impact did not have an impact on equity.  Accordingly, there are no differences between the amounts as reported in the Company’s Consolidated Balance Sheet as of March 31, 2018 and its Consolidated Statement of Operations for the three months ended March 31, 2018 compared to without the adoption of ASU 2014-09.  However, upon adoption of the new leasing standard, ASU 2014-09 may impact the presentation of certain lease and non-lease components of revenue. See below for a further description of the expected impact the new leasing standard may have on the Company.

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

The Company will elect the available practical expedients.  This includes the practical expedient for lessees not to separate lease and non-lease components whereby both components are accounted for and recognized as lease components. In January 2018, the FASB issued a proposal for comment that would allow lessors to elect a similar practical expedient by class of underlying assets to not separate non-lease components from the lease component. The lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the proposed practical expedient is issued in its existing form, the Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.  The proposed changes were tentatively approved by the FASB in March 2018.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees, and cash flows related to securitized receivables.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented upon adoption.  The Company adopted this standard on January 1, 2018 with no material impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18").  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented upon adoption.  The Company adopted this standard on January 1, 2018 with no material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718) - Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The amendments in this update will be applied prospectively to an award modified on or after the adoption date.  This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this standard on January 1, 2018 with no material impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Building and building improvements	$94,571	$94,545
Land and land improvements	18,558	18,558
Furniture, fixtures and equipment	1,842	1,842
Total	114,971	114,945
Accumulated depreciation	(950)	(123)
Investments in real estate, net	$114,021	$114,822

Depreciation expense was $827,000 for the three months ended March 31, 2018.

Note 4. Investments in Real Estate-Related Securities

As of March 31, 2018, the Company’s investments in real estate-related securities included shares of common stock of publicly-traded real estate investment trusts.  As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

During the three months ended March 31, 2018, the Company recorded an unrealized gain of $0.3 million on its investments in real estate-related securities and recorded such amount as a component of income from real estate-related investment securities on its Consolidated Statement of Operations.  During the three months ended March 31, 2018, the Company did not sell any securities.

Note 5. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$5,808	$5,808
Other intangibles	1,635	1,635
Total intangible assets	$7,443	$7,443
Accumulated amortization:
In-place lease intangibles	(955)	(130)
Other intangibles	(129)	(8)
Total accumulated amortization	(1,084)	(138)
Intangible assets, net	$6,359	$7,305
Intangible liabilities:
Below-market lease intangibles	$(250)	$(250)
Accumulated amortization	16	—
Intangible liabilities, net	$(234)	$(250)

Amortization expense relating to intangible assets was $946,000 for the three months ended March 31, 2018.  Income from the amortization of intangible liabilities was $16,000 for the three months ended March 31, 2018.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
Remaining 2018	$2,338	$361	$(45)
2019	1,031	436	(48)
2020	704	353	(44)
2021	464	179	(34)
2022	253	124	(22)
Thereafter	63	53	(41)
	$4,853	$1,506	$(234)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired during the three months ended March 31, 2018 were five, four and two years, respectively.

Note 6. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	March 31, 2018	December 31, 2017
Receivables	$232	$71
Straight-line rent receivable	59	14
Prepaid expenses	207	7
Other	80	—
Total	$578	$92

The following table summarized the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	March 31, 2018	December 31, 2017
Real estate taxes payable	$1,129	$1,023
Accounts payable and accrued expense	1,164	388
Tenant security deposits	240	239
Other	229	78
Total	$2,762	$1,728

Note 7. Related Party Transactions

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

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2018, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

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

Note 8. Economic Dependency

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

Note 9. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, the Company was not involved in any material legal proceedings.  In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into the European Cities Partnership SCSp, which along with the Advisor, is an indirect wholly-owned subsidiary of TIAA.  As of March 31, 2018, the Company has not yet funded any portion of this investment.

Note 10. Tenant Leases

The following table presents the future minimum rents the Company expects to receive for its industrial properties, excluding tenant reimbursements of operating expenses (in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rent
Remaining 2018	$2,923
2019	3,502
2020	3,073
2021	2,177
2022	1,545
Thereafter	469
Total	$13,689

Note 11. Equity

Authorized Capital

On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the Company’s undesignated common stock became Class N shares of common stock and the Class D, Class S, Class T and Class I shares sold in the Offering were authorized.

As of March 31, 2018, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share.

In addition, the Company’s board of directors may amend the charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock which may be subject to various class-specific fees.

As of December 31, 2017, the Company had the authority to issue a total of 100,000,000 shares of common stock with a par value of $0.01 per share.

Preferred Stock

As of March 31, 2018, the Company has not sold any preferred stock.

Common Stock

As of March 31, 2018, the Company has 20,000,000 shares of Class N common stock issued and outstanding.  As of March 31, 2018, the Company has not sold any Class T shares, Class S shares, Class D shares, or Class I shares.

On January 22, 2018, TIAA purchased $76 million of common stock (7,575,000 shares) at a purchase price of $10.00 per share.  In addition, during the period commencing January 1, 2018 and ending January 31, 2020, TIAA has agreed to purchase upon the Company’s request: (1) $50 million in shares of Class N common stock following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $200 million, in each case at the then-current transaction price which will generally be the prior month’s NAV per share for Class N shares. As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares. TIAA makes its investments in Class N shares through a wholly owned subsidiary.

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

Restricted Stock Grants

The Company’s non-employee directors who are not affiliated with the Advisor or the Company are compensated with an annual fee, of which 25% is made in the form of an annual grant of restricted stock based on the most recent transaction price.  The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, is January 23, 2019.   The Company accrued approximately $11,000 of expense in connection with restricted stock portion of director compensation, which is included in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby holders of Class T, Class S, Class D and Class I shares (other than investors in certain states or who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in the distribution reinvestment plan and will receive their distributions in cash. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan or are residents of those states that do not allow automatic enrollment will receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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

Note 12. Segment Reporting

The Company currently operates in three reportable segments: multifamily properties, industrial properties and real estate-related securities. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Multifamily	$53,281	$54,074
Industrial	67,505	68,145
Real Estate-Related Securities	20,218	—
Other (Corporate)	61,033	3,681
Total assets	$202,037	$125,900

The following table sets forth the financial results by segment for the three months ended March 31, 2018 (in thousands):

	Multifamily	Industrial	Real Estate-Related Securities	Total
Revenues:
Rental revenue	$1,220	$1,048	$—	$2,268
Tenant reimbursement income	75	479	—	554
Total revenues	1,295	1,527	—	2,822

Expenses:
Rental property operating expenses	580	386	—	966
Total expenses	580	386	—	966

Income from real estate-related securities	—	—	388	388

Segment net operating income	$715	$1,141	$388	$2,244

Depreciation and amortization	$851	$922	$—	$1,773
General and administrative				1,691
Advisory fee				295
Net loss				$(1,515)

Note 13. Subsequent Events

On May 1, 2018, members of the Company’s board of directors purchased $600,000 of Class I shares of common stock (59,300 shares) at a purchase price of $10.12 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quartlery Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement on Form S-11 and amendments thereto., in our Special Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this quarterly report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, TH Real Estate Global Cities Advisors, LLC (“TH Real Estate Global Cities Advisors” or the “Advisor”), an investment advisory affiliate of TH Real Estate. TH Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Initial Public Offering

On January 31, 2018, our Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”).  We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of our common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

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

On May 1, 2018, members of the Company’s board of directors purchased $600,000 of Class I shares of common stock.

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;
•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•	preserve and protect stockholders’ invested capital;
•	realize appreciation from proactive investment management and asset management; and
•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Summary of Portfolio

The following charts provide information on the nature and geographical locations of our real estate properties as of March 31, 2018:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands) (1)	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266	units	93%
Total Multifamily	1				$54,218	266	units	93%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265	sq. ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq. ft	100%
Total Industrial	4				$67,920	751	sq. ft	100%
Total Investment Properties	5				$122,138

(1)	Purchase price is inclusive of acquisition-related adjustments.

Property Type	Percentage (*)	Geography	Percentage (*)
Multifamily	44%	West	56%
Industrial	56%	Midwest	44%
Total:	100%	Total:	100%

(*) Percentage is based upon the market value of the real estate properties.

Kirkland Crossing

On December 8, 2017, we acquired the Kirkland Crossing Apartments (“Kirkland Crossing”), a multifamily property from an unaffiliated third party for approximately $54 million, exclusive of acquisition adjustments. Constructed in 2003, Kirkland Crossing consists of 266 units with a mix of one-, two- and three-bedroom units, and is located in Aurora, Illinois, a suburb of Chicago. In-place rents at Kirkland Crossing are approximately $1,588 per unit. Consistent with most multifamily apartment properties, Kirkland Crossing has lease terms that are generally one year.

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

Denver Industrial Portfolio

On December 28, 2017, we acquired a fee simple interest in an approximately 486,000 square foot three-property industrial portfolio located in the Central and West submarkets of Denver, Colorado (the “Denver Industrial Portfolio”). The portfolio was acquired from an unaffiliated third party for approximately $51 million, excluding acquisition adjustments. The Denver Industrial Portfolio is 100% leased to 20 tenants. The portfolio is comprised of one Class-A, 261,825 square foot bulk distribution warehouse that is leased to two tenants, one 71,193 square foot urban small-bay warehouse that is leased to three tenants, and one 152,966 square foot urban infill property that is comprised of three buildings and leased to 15 tenants. The remaining weighted average lease term across the portfolio is 3.6 years.

Investments in Real Estate-Related Securities

During the three months ended March 31, 2018, we acquired $19.9 million of common stock of publicly-traded REITs.  The fair value of our real estate-related investments was approximately $20.2 million as of March 31, 2018.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and dividend income from our investments in real estate-related securities.

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

Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings.  Although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will materially impact our consolidated financial statements.  This is due to the fact that we are operating in a manner which will allow us to qualify as a REIT which will result in a full valuation allowance being recorded against its deferred tax balances.  We also estimate that the new taxes on foreign-sourced earnings are not likely to apply to our foreign investments.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.  Although we believe that the impacts of the TCJA will be immaterial to our financial results, we continue to analyze certain aspects of the TCJA, therefore our estimates may change as additional information becomes available.  Many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us.  It is also likely that there will be technical corrections legislation proposed with respect to the TCJA this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

We are a taxable subchapter C corporation for our initial tax year ending December 31, 2017.  We are wholly-owned by TIAA as of December 31, 2017 and will be included in TIAA’s consolidated U.S. corporation income tax return for our initial tax year.  In accordance with SAB 1B in conjunction with ASC 740, we have determined our income tax provision on a separate return basis. The income tax provision as of March 31, 2018 and December 31, 2017 is zero.

Results of Operations

We were formed on May 1, 2017, received our initial capitalization on May 19, 2017 and commenced active real estate operations in December 2017 in connection with the acquisitions of our initial properties.  Therefore, comparative operating results are not relevant to the discussion of operating results for the three months ended March 31, 2018, and we expect revenues and expenses to increase as we acquire more properties over a full calendar year.  The following table sets forth the results of our operations for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
Revenues
Rental revenue	$2,268
Tenant reimbursement income	554
Total Revenues	2,822
Expenses
Rental property operating expenses	966
General and administrative expenses	1,691
Advisory fee	295
Depreciation and amortization	1,773
Total Expenses	4,725
Other Income
Income from real estate-related securities	388
Net Loss	(1,515)
Net Loss Attributable to Stockholders	$(1,515)

Revenues

Rental revenue – Our rental revenue for the three months ended March 31, 2018 related to rent generated from our multifamily property ($1.2 million) and industrial properties ($1.1 million), all of which were acquired in December 2017.

Tenant reimbursement income – Tennant reimbursement income for the three months ended March 31, 2018 primarily includes amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements from our multifamily property ($0.1 million) and industrial properties ($0.5 million), all of which were acquired in December 2017.

Expenses

Rental property operating expenses – Property operating expenses for the three months ended March 31, 2018 primarily includes real estate taxes, utilities and other maintenance expenses associated with our real estate properties.

General and administrative expenses – General and administrative expenses for the three months ended March 31, 2018 primarily includes organization costs ($0.9 million), audit and other professional fees.

Advisory fee – The advisory fee for the three months ended March 31, 2018 related to amounts owed to the Advisor.

Depreciation and amortization – Depreciation and amortization for the three months ended March 31, 2018 relates to property, equipment and intangible assets in connection with our real estate properties.

Income from real estate-related securities – Income for the three months ended March 31, 2018 includes unrealized gains ($0.3 million) and dividend income ($0.1 million) relating to the real estate-related securities acquired in February 2018.

Net loss – Our net loss for the three months ended March 31, 2018 amounted to $1.5 million.

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

If we are unable to raise substantial funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our operating fees and expenses include, among other things, the advisory fee we pay to the Advisor, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties.  The stockholder servicing fees we pay to the Dealer Manager are accrued up to a maximum amount of 8.75% of the sum of the gross proceeds at the time of the sale of common shares. We do not have any office or personnel expenses as we do not have any employees. We reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of our first acquisition. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of our first investment acquisition. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor through the first anniversary of our first investment acquisition are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

As of March 31, 2018, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $3.4 million, consisting of offering costs of $2.5 million and organization costs of $0.9 million.  Such costs became our liability on January 31,

2018, the date as of which the Offering was declared effective.  After the first anniversary of the commencement of the Offering, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of each three-year public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from the Offering.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
Cash flows from operating activities	$1,400
Cash flows used in investing activities	(19,970)
Cash flows provided by financing activities	75,750
Net increase in cash and cash equivalents	$57,180

Operating activities – Cash flows provided by operating activities were $1.4 million which primarily related to an increase in amounts due to affiliates ($0.9 million) and accounts payable, accrued expenses and other liabilities ($1.0 million).  This was offset by an increase in other assets ($0.4 million).

Investing activities – Cash flows used in investing activities were approximately $20.0 million for the three months ended March 31, 2018 due to the February 2018 acquisition of real estate-related investment securities ($19.9 million).

Financing activities – Cash flows provided by financing activities was $75.8 million for the three months ended March 31, 2018 from the issuance of 7,575,000 shares of our common stock to TIAA at a purchase price of $10.00 per share.

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

The below is a reconciliation of net loss to FFO and AFFO (in thousands):

Three Months Ended March 31, 2018
Net loss	$(1,515)
Adjustments:
Real estate depreciation and amortization	1,773
Funds From Operations	$258

Funds from Operations	$258
Adjustments:
Straight-line rental income	(45)
Amortization of above and below market lease intangibles	(16)
Organization costs	873
Unrealized gain from changes in fair value of real estate related securities	(274)
Amortization of restricted stock awards	11
Adjusted Funds from Operations attributable to stockholders	$807

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

The purchase price per share in our Offering for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related assets), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including any stockholder servicing fees applicable to such class of shares.

The following table provides the major components of our NAV as of March 31, 2018, including a reconciliation between stockholders’ equity under GAAP and NAV (in thousands, except per share data):

Components of NAV	March 31, 2018
Investments in real property	$123,600
Investments in real estate-related securities	20,218
Cash and cash equivalents	60,861
Other assets	519
Other liabilities	(2,762)
Net Asset Value	$202,436
Number of Outstanding Shares	20,000,000

Reconciliation of Stockholders' Equity to NAV	March 31, 2018
Stockholders' equity under GAAP	$195,658
Adjustments:
Organization and offering costs	3,383
Unrealized real estate appreciation	1,436
Accumulated depreciation and amortization	2,018
Straight-line rent receivable	(59)
Net Asset Value	$202,436

Our investments in real estate are recorded at fair value when determining NAV, as compared to historical cost for purposes of GAAP.  Accordingly, the related depreciation and amortization is not recorded when determining NAV.  NAV also excludes any effects for straight-line rental income.

As of March 31, 2018, all outstanding shares of common stock were Class N and held by TIAA through its wholly owned subsidiary. Our NAV per share of our Class N common stock as of March 31, 2018 was $10.12.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2018 valuations, based on property types. Once we own more than one multifamily, office and retail property, we will include the key assumptions for this property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.24%	6.27%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial
Discount rate	0.25% decrease	1.90%
(weighted average)	0.25% increase	-1.80%
Exit capitalization Rate	0.25% decrease	2.60%
(weighted average)	0.25% increase	-2.20%

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

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgements and assumptions and require estimates about matters that are inherently uncertain.  These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.   We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies.  See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements for further descriptions of such critical accounting policies along with other significant accounting policy disclosures.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2018 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organization and offering expenses	$3,383	$169	$1,353	$1,353	$508
Total	$3,383	$169	$1,353	$1,353	$508

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2018, our investments in real estate-related securities consisted of $20.2 million in shares of common stock of publicly-traded REITs.  We may be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments.  The fair value may fluctuate, thus the amount we will realized upon any sale of our investments is unknown.  As of March 31, 2018, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized loss of $2.0 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor the Advisor are currently involved in any material litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under “Risk Factors” in our Registration Statement on Form S-11.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 22, 2018, TIAA, through its subsidiary, purchased 7.575 million shares of our common stock at $10.00 per share, for an aggregate purchase price of $75,750,000. This transaction claimed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as this transaction did not involve any public offering.

Use of Offering Proceeds

On January 31, 2018, our Registration Statement on Form S-11 (File No. 333- 222231), registering our initial public offering of up to $5 billion in any combination of shares of our Class T common stock, Class S common stock, Class D common stock and Class I common stock, each with a par value of $0.01 per share, was initially declared effective by the SEC under the Securities Act, and we commenced our initial public offering. The per share price for each class of common stock sold in our public offering varies and is a transaction price that is generally equal to our prior month’s net asset value per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Nuveen Securities, LLC, a FINRA-registered broker-dealer affiliated with our Advisor, is serving as the dealer manager for our initial public offering. No class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.

As of March 31, 2018, we had not sold any registered shares of common stock pursuant to our public offering.

Share Repurchase Plan

On January 23, 2018 we adopted a share repurchase plan whereby on a monthly basis stockholders may request that we repurchase all or a portion of their shares of common stock. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases are made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. The total amount of aggregate repurchases of Class T, Class S, Class D and Class I shares is currently limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter. From and after the date that the Class N shares held by TIAA become eligible for repurchase pursuant to our share repurchase plan, the total amount of aggregate repurchases of all classes of shares, including the Class N shares, will be limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Nuveen Global Cities REIT, Inc.
By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chief Executive Officer and Chairman of the Board
By:	/s/ James E. Sinople
James E. Sinople
Chief Financial Officer and Treasurer

Date: May 14, 2018