Form 10-Q
period 2018-06-30
Nuveen Global Cities REIT, Inc.
filed 2018-08-14
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 25,641 outstanding shares of Class D common stock, 108,213 outstanding shares of Class I common stock and 23,923,209 outstanding shares of Class N common stock.  There were no outstanding shares of Class T or Class S common stock.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and for the Period May 19, 2017 (date of initial capitalization) through June 30, 2017 (unaudited)	3
	Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2018 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and for the Period May 19, 2017 (date of initial capitalization) through June 30, 2017 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II.
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

	Signatures	32

ITEM 1.          FINANCIAL STATEMENTS

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,		December 31,
	2018 (unaudited)		2017
Assets
Investments in real estate, net	$189,361		$114,822
Investments in real estate-related securities, at fair value	21,831		—
Cash and cash equivalents	5,923		3,681
Restricted cash	26		—
Intangible assets, net	10,927		7,305
Other assets	636		92
Total assets	$228,704		$125,900
Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$3,061		$1,728
Due to affiliates	4,311		—
Intangible liabilities, net	219		250
Total liabilities	$7,591		$1,978

Equity
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 25,641 and no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	—	(a)	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 59,288 and no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	1		—
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 22,465,483 and 12,425,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	225		124
Additional paid-in capital	222,443		124,126
Accumulated deficit	(1,556)		(328)
Total equity	221,113		123,922
Total liabilities and equity	$228,704		$125,900

(a)	The Class D Shares amount is not presented due to rounding; see Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

			May 19, 2017
			(date of initial
	Three Months	Six Months	capitalization)
	Ended	Ended	through
	June 30, 2018	June 30, 2018	June 30, 2017
Revenues
Rental revenue	$2,487	$4,755	$—
Tenant reimbursement income	526	1,080	—
Other revenue	2	2	—
Total revenues	3,015	5,837	—
Expenses
Rental property operating expenses	1,138	2,104	—
General and administrative expenses	1,231	2,922	—
Advisory fee due to affiliate	346	641	—
Depreciation and amortization	1,856	3,629	—
Total expenses	4,571	9,296	—
Other income
Realized and unrealized income from real estate-related securities	1,782	2,170	—
Interest income	61	61	—
Total other income	1,843	2,231	—
Net income (loss)	$287	$(1,228)	$—

Net income (loss) per share of common stock - basic and diluted	$0.01	$(0.06)	$—
Weighted-average shares of common stock outstanding, basic and diluted	20,842,221	19,537,360	—

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except share data)

	Par Value
	Common		Common	Common	Additional
	Stock		Stock	Stock	Paid-in	Accumulated	Total
	Class D		Class I	Class N	Capital	Deficit	Equity
Balance at January 1, 2018	$—		$—	$124	$124,126	$(328)	$123,922
Issuance of 10,125,412 shares of Common Stock (net of $3,220 of offering costs)	—	(a)	1	101	98,289	—	98,391
Amortization of restricted stock grants	—		—	—	28	—	28
Net loss	—		—	—	—	(1,228)	(1,228)
Balance at June 30, 2018	$—		$1	$225	$222,443	$(1,556)	$221,113

(a)	The Class D Shares amount is not presented due to rounding; see Note 11.

The accompanying notes are an integral part of these consolidated financial statements

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

		May 19, 2017
		(date of initial
		capitalization)
	Six Months Ended	through
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(1,228)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,629	—
Unrealized gain on changes in fair value of real estate-related securities	(1,852)	—
Realized gain on sale of real estate-related securities	(7)
Straight line rent adjustment	(177)	—
Amortization of below-market lease intangibles	(31)	—
Amortization of restricted stock grants	28	—
Change in assets and liabilities:
Increase in other assets	(367)	—
Increase in due to affiliates	1,091	—
Increase in accounts payable, accrued expenses, and other liabilities	662	—
Net cash provided by operating activities	1,748	—
Cash flows from investing activities:
Acquisitions of real estate properties	(81,056)	—
Capital improvements to real estate	(63)	—
Purchase of real estate-related securities	(21,809)	—
Proceeds from sale of real estate-related securities	1,837
Net cash used in investing activities	(101,091)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	101,611	—
Net cash provided by financing activities	101,611	—
Net increase in cash and cash equivalents and restricted cash during the period	2,268	—
Cash and cash equivalents and restricted cash, beginning of period	$3,681	$200
Cash and cash equivalents and restricted cash, end of period	$5,949	$200

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet, end of period:
Cash and cash equivalents	$5,923	$200
Restricted cash	26	—
Total cash and cash equivalents and restricted cash	$5,949	$200

Non-cash investing activities:
Assumption of liabilities in conjunction with acquisitions of real estate	$661	$—
Accrued offering costs due to affiliate	$3,197	$—
Accrued capital expenditures	$10	$—
Non-cash financing activities:
Accrued stockholder servicing fees	$23	$—

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

Pursuant to a registration statement on Form S-11, the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5 billion in shares of common stock, consisting of up to $4 billion in shares in its primary offering and up to $1 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The registration statement was declared effective on January 31, 2018.  The Company is publicly selling any combination of four classes of shares of its common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Special Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.

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

The amortization of acquired below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Consolidated Statements of Operations.

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

Repairs and maintenance are expensed to operations as incurred and are included in rental property operating expense on the Company’s Consolidated Statements of Operations.

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value or fair value, less cost to sell if classified as held for sale. During the period presented, no such impairment occurred.

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value.  Dividend income is recorded when declared.  The resulting dividend income and gains and losses are recorded as a component of realized and unrealized income from real estate-related securities on the Consolidated Statements of Operations.

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

As of June 30, 2018, the Company’s $21.8 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded real estate investment trusts and were classified as Level 1.  These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, and retail properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space.

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

Restricted Cash

Restricted cash primarily consists of cash received for security deposits required to be maintained in separate bank accounts. The amount of $25,712 is classified as restricted cash as of June 30, 2018.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs since May 19, 2017 (date of initial capitalization) through June 30, 2018.  In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings.  Management has evaluated the effects of TCJA and concluded that the TCJA will not materially impact its consolidated financial statements.  This is due to the fact that the Company is operating in a manner which will allow it to qualify as a REIT which will result in a full valuation allowance being recorded against its deferred tax balances.  The Company also estimates that the new taxes on foreign-sourced earnings are not likely to apply to its foreign investments.

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

The Company is a taxable subchapter C corporation for its initial tax year ending December 31, 2017.  The Company is indirectly wholly-owned by TIAA as of December 31, 2017 and will be included in TIAA’s consolidated U.S. corporation income tax return for its initial tax year.  In accordance with SEC Staff Accounting Bulletin No. 1B (“SAB1B”) in conjunction with ASC740, the Company has determined its income tax provision on a separate return basis. The income tax provision as of June 30, 2018 and December 31, 2017 is zero.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common share equivalents outstanding, and accordingly, the weighted average number of common shares outstanding is identical for the three and six months ended June 30, 2018 for both basic and diluted shares.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and Administrative Expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

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

As of June 30, 2018, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.3  million, consisting of offering costs of $3.2 million and organization costs of $1.1 million.  Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective.  These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheet as of June 30, 2018.

Recent Accounting Pronouncements

Pending Adoption:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, the Company was required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and has included additional disclosure requirements. The majority of the Company’s revenue is derived from tenant leases at multifamily and industrial properties and the Company has concluded that the adoption of ASU 2014-09 did not have an impact on both the rental revenue and tenant reimbursement income revenue streams. The Company has adopted this standard on January 1, 2018 using the modified retrospective method, and the cumulative impact did not have an impact on equity.  Accordingly, there are no differences between the amounts as reported in the Company’s Consolidated Balance Sheet as of June 30, 2018 and its Consolidated Statements of Operations for the three and six months ended June 30, 2018 compared to without the adoption of ASU 2014-09.  However, upon adoption of the new leasing standard, ASU 2014-09 may impact the presentation of certain lease and non-lease components of revenue. See below for a further description of the expected impact the new leasing standard may have on the Company.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged except in certain circumstances. The ASU also contains certain practical expedients, which the Company plans to elect.

The Company is electing the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification.

In addition, the Company will elect the practical expedient not to separate lease and non-lease components whereby both components are accounted for and recognized as lease components. Under ASC 842 as a lessor, lease components will be recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard. The Company is in the process of evaluating the impact the ASU will have on its consolidated financial statements. The Company’s tenant reimbursement revenues generated from common area and maintenance services that are provided to its tenants are considered a non-lease component that must be separated, allocated based on the transaction price allocation guidance and accounted for according to the new revenue standard.

In January 2018, the FASB issued a proposal for comment that would allow lessors to elect a similar practical expedient by class of underlying assets to not separate non-lease components from the lease component. The lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the exposed practical expedient is issued in its existing form, the Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The proposed changes were approved by the FASB in July 2018. Management has completed its initial scoping for the adoption of the ASU 2016-02 and does not expect the adoption of such guidance to materially impact the Company.

Recently Adopted:

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18").  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.  GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented upon adoption.  The Company adopted this standard on January 1, 2018 with no material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Building and building improvements	$156,538	$94,545
Land and land improvements	31,414	18,558
Furniture, fixtures and equipment	3,239	1,842
Total	191,191	114,945
Accumulated depreciation	(1,830)	(123)
Investments in real estate, net	$189,361	$114,822

Depreciation expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively.

In June 2018, the Company acquired interests in two real property investments, which were comprised of one office and one multifamily property.  These property acquisitions have been accounted for as asset acquisitions.

The following table provides further details of the properties acquired during the period ended June 30, 2018 (in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price
Defoor Hills	100%	1	Atlanta, GA	Office	June 2018	$33,808
Tacara at Steiner Ranch	100%	1	Austin, TX	Multifamily	June 2018	47,909
		2				$81,717

The following table summarizes the purchase price allocation for the properties acquired during the period ended June 30, 2018 (in thousands):

	Defoor Hills	Tacara at Steiner Ranch	Total
Building and building improvements	$25,600	$36,320	$61,920
Land and land improvements	4,471	8,385	12,856
Furniture, fixtures and equipment	—	1,397	1,397
In-place lease intangibles	1,965	1,807	3,772
Other intangibles	1,772	—	1,772
Total purchase price	$33,808	$47,909	$81,717

Note 4. Investments in Real Estate-Related Securities

As of June 30, 2018, the Company’s investments in real estate-related securities included shares of common stock of publicly-traded real estate investment trusts.  As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of realized and unrealized income from real estate-related securities during the three and six months ended June 30, 2018:

	Three Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2018
Unrealized gains	$1,578	$1,852
Realized gains	7	7
Dividend income	197	311
Total	$1,782	$2,170

Note 5. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$9,580	$5,808
Other intangibles	3,407	1,635
Total intangible assets	$12,987	$7,443
Accumulated amortization:
In-place lease intangibles	(1,804)	(130)
Other intangibles	(256)	(8)
Total accumulated amortization	(2,060)	(138)
Intangible assets, net	$10,927	$7,305
Intangible liabilities:
Below-market lease intangibles	$(250)	$(250)
Accumulated amortization	31	—
Intangible liabilities, net	$(219)	$(250)

Amortization expense relating to intangible assets was $1 million and $1.9 million for the three and six months ended June 30, 2018, respectively.  Income from the amortization of intangible liabilities was $15,000 and $31,000 for the three and six months ended June 30, 2018, respectively.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
Remaining 2018	$2,511	$327	$(31)
2019	2,075	592	(48)
2020	877	509	(44)
2021	637	335	(34)
2022	430	282	(22)
Thereafter	1,246	1,106	(40)
	$7,776	$3,151	$(219)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 4, 6 and 5 years, respectively.

Note 6. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	June 30, 2018	December 31, 2017
Receivables	$241	$71
Straight-line rent receivable	191	14
Prepaid expenses	201	7
Other	3	—
Total	$636	$92

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	June 30, 2018	December 31, 2017
Real estate taxes payable	$1,155	$1,023
Accounts payable and accrued expense	1,381	388
Tenant security deposits	254	239
Other	271	78
Total	$3,061	$1,728

Note 7. Related Party Transactions

Fees Due to Related Party

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

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2018, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).  As of June 30, 2018, the Company has incurred $22,750 of stockholder servicing fees with respect to the outstanding Class D common shares.

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

Due to Affiliates

The following table details the components of due to affiliates (in thousands):

	June 30, 2018	December 31, 2017
Accrued stockholder servicing fees (a)	$23	$—
Advanced organization and offering costs	4,288	—
Total	$4,311	$—
(a)

The Company will accrue the full amount of future stockholder servicing fees payable to the dealer manager for Class S, Class T and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold.  As of June 30, 2018, the Company accrued $22,750 of stockholder servicing fees payable to the dealer manager related to Class D shares sold.  The dealer manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the dealer manager to such selected dealers.  The Company will no longer incur the shareholder servicing fee after June 30, 2053; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company undertakes a liquidity event, as described in the prospectus, before that date.  The Company is currently accruing for this based on 35 years from June 30, 2018.

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

Note 9. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, the Company was not involved in any material legal proceedings.  In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into the European Cities Partnership SCSp, which along with the Advisor, is an indirect wholly-owned subsidiary of TIAA.  As of June 30, 2018, the Company had not yet funded any portion of this investment.

Note 10. Tenant Leases

The following table presents the future minimum rents the Company expects to receive for its industrial properties, excluding tenant reimbursements of operating expenses (in thousands). Leases at the Company’s multifamily and office investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rent
Remaining 2018	$2,307
2019	5,518
2020	5,223
2021	4,390
2022	3,823
Thereafter	16,980
Total	$38,241

Note 11. Equity

Authorized Capital

On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the Company’s undesignated common stock became Class N shares of common stock and the Class D, Class S, Class T and Class I shares sold in the Offering were authorized.

As of June 30, 2018, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share.

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

Preferred Stock

As of June 30, 2018, the Company has not sold any preferred stock.

Common Stock

As of June 30, 2018, the Company has issued and outstanding 25,641 shares of Class D common stock, 59,288 shares of Class I common stock, and 22,465,483 shares of Class N common stock.  As of June 30, 2018, the Company has not sold any Class T shares or Class S shares.

On May 1, 2018, members of the Company’s board of directors purchased $600,000 of common stock (59,288 Class I shares) at a purchase price of $10.12 per share.

On June 1, 2018, the Company sold $260,000 of common stock (25,641 Class D shares) at a purchase price of $10.14 per share.

On January 22, 2018, TIAA purchased $75.8 million of common stock (7,575,000 Class N shares) at a purchase price of $10.00 per share.  On June 1, 2018, TIAA purchased $25 million of common stock (2,465,483 Class N shares) at a purchase price of $10.14 per share.  In addition, during the period commencing January 1, 2018 and ending January 31, 2020, TIAA has agreed to purchase upon the Company’s request: (1) $50 million in shares of Class N common stock following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $200 million, in each case at the then-current transaction price which will generally be the prior month’s NAV per share for Class N shares. As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares. TIAA makes its investments in Class N shares through a wholly owned subsidiary.

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

Restricted Stock Grants

The Company’s non-employee directors who are not affiliated with the Advisor or the Company are compensated with an annual fee, of which 25% is made in the form of an annual grant of restricted stock based on the most recent transaction price.  The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, is January 23, 2019.   The Company accrued approximately $17,000 and $28,000 of expense for the three and six months ended June 30, 2018, respectively, in connection with restricted stock portion of director compensation, which is included in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Note 12. Segment Reporting

The Company currently operates in four reportable segments: multifamily properties, office properties, industrial properties and real estate-related securities. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Multifamily	$100,419	$54,074
Industrial	66,539	68,145
Office	33,847	—
Real Estate-Related Securities	21,831	—
Other (Corporate)	6,068	3,681
Total assets	$228,704	$125,900

The following table sets forth the financial results by segment for the three months ended June 30, 2018 (in thousands):

	Multifamily	Office	Industrial	Real Estate-Related Securities	Total
Revenues:
Rental revenue	$1,335	$98	$1,054	$—	$2,487
Tenant reimbursement income	31	19	476	—	526
Other revenue	2	—	—	—	2
Total revenues	1,368	117	1,530	—	3,015

Expenses:
Rental property operating expenses	627	27	484	—	1,138
Total expenses	627	27	484	—	1,138

Realized and unrealized income from real estate-related securities	—	—	—	1,782	1,782

Segment net operating income	$741	$90	$1,046	$1,782	$3,659

Depreciation and amortization	$(890)	$(49)	$(917)	$—	$(1,856)
General and administrative					(1,231)
Advisory fee due to affiliate					(346)
Interest income					61
Net income					$287

The following table sets forth the financial results by segment for the six months ended June 30, 2018 (in thousands):

	Multifamily	Office	Industrial	Real Estate-Related Securities	Total
Revenues:
Rental revenue	$2,555	$98	$2,102	$—	$4,755
Tenant reimbursement income	106	19	955	—	1,080
Other revenue	2	—	—	—	2
Total revenues	2,663	117	3,057	—	5,837

Expenses:
Rental property operating expenses	1,207	27	870	—	2,104
Total expenses	1,207	27	870	—	2,104

Realized and unrealized income from real estate-related securities	—	—	—	2,170	2,170

Segment net operating income	$1,456	$90	$2,187	$2,170	$5,903

Depreciation and amortization	$(1,741)	$(49)	$(1,839)	$—	$(3,629)
General and administrative expenses					(2,922)
Advisory fee due to affiliate					(641)
Interest income					61
Net loss					$(1,228)

Note 13. Subsequent Events

On July 18, 2018, the Company contributed $3 million (€2.6 million) in connection with its commitment to invest into the European Cities Partnership CSCp. The Company’s remaining unfunded capital commitment is approximately $27 million (€22.4 million).

On July 1, 2018 and August 1, 2018, the Company issued $200,000 (19,685 Class I shares) and $300,000 (29,240 Class I shares) of common stock at a purchase price of $10.16 and $10.26 per share, respectively to unaffiliated parties.

On August 1, 2018, TIAA, through its wholly-owned subsidiary, purchased $15 million of common stock (1,457,726 Class N shares) at a purchase price of $10.29 per share. TIAA has purchased an aggregate of $240 million in our Class N common stock as part of TIAA’s commitment to purchase $300 million in shares of our Class N common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement on Form S-11 and amendments thereto, in our Special Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Initial Public Offering

On January 31, 2018, our Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”).  We have registered with the SEC an offering of up to $5 billion in shares of common stock (the “Offering”), consisting of up to $4 billion in shares in our primary offering and up to $1 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of our common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA has purchased $225 million in shares of Class N common stock (less the $200,000 initial capitalization amount). Of the $225 million, $124.2 million was purchased by TIAA through December 31, 2017 at $10.00 per share, $75.8 million was purchased on January 22, 2018 at $10.00 per share and $25 million was purchased on June 1, 2018 at $10.14 per share.  TIAA has also agreed to purchase upon our request during the period commencing January 1, 2018 and ending two years from the commencement of the Offering: (1) $50 million in shares of Class N common stock following the date when our net asset value (“NAV”) (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock following the date when our NAV (exclusive of cash and listed securities) exceeds $200 million, each at the then-current transaction price, which will generally be the prior month’s NAV per share for Class N shares. Class N shares are not available for purchase in the Offering.

On May 1, 2018, members of the Company’s board of directors purchased $600,000 of common stock (59,288 Class I shares) at a purchase price of $10.12 per share.

On June 1, 2018, the Company sold $260,000 of common stock (25,641 Class D shares) at a purchase price of $10.14 per share.

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;
•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•	preserve and protect stockholders’ invested capital;
•	realize appreciation from proactive investment management and asset management; and
•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Summary of Portfolio

The following charts provide information on the nature and geographical locations of our real properties as of June 30, 2018:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands) (1)	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266	units	93%
Tacara at Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	246	units	96%
Total Multifamily	2				$102,127	512	units	93%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265	sq. ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq. ft	100%
Total Industrial	4				$67,920	751	sq. ft	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	$33,808	91	sq. ft	100%
Total Office	1				$33,808	91	sq. ft	100%
Total Investment Properties	7				$203,855

(1)	Purchase price is inclusive of acquisition-related adjustments.

Property Type	Percentage (*)	Geography	Percentage (*)
Multifamily	50%	West	33%
Industrial	33%	Midwest	27%
Office	17%	South	40%
Total:	100%	Total:	100%

(*) Percentage is based upon the market value of the real properties.

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

Denver Industrial Portfolio

On December 28, 2017, we acquired a fee simple interest in an approximately 486,000 square foot three-property industrial portfolio located in the Central and West submarkets of Denver, Colorado (the “Denver Industrial Portfolio”). The portfolio was acquired from an unaffiliated third party for approximately $51 million, excluding acquisition adjustments. The Denver Industrial Portfolio is 100% leased to 20 tenants. The portfolio is comprised of one Class-A, 261,825 square foot bulk distribution warehouse that is leased to two tenants, one 71,193 square foot urban small-bay warehouse that is leased to three tenants, and one 152,966 square foot urban infill property that is comprised of three buildings and leased to 15 tenants. The remaining weighted average lease term across the portfolio is 3.3 years.

Defoor Hills

On June 15, 2018, we acquired Defoor Hills, an office property from an unaffiliated third party for approximately $35 million, exclusive of acquisition adjustments.  Defoor Hills is a 90,820 square foot adaptive reuse/creative office project built in 1970 and redeveloped in 2017. Defoor Hills is 100% leased to three tenants with a weighted average lease term of 11 years at a weighted average rent of $21.52 per square foot per year. Defoor Hills is located in the West Midtown submarket of Atlanta, Georgia.

Tacara at Steiner Ranch

On June 25, 2018, we acquired Tacara at Steiner Ranch (“Tacara”), a multifamily property located in Austin, TX, from an unaffiliated third party for approximately $48 million, excluding acquisition adjustments.  Constructed in 2017, Tacara is approximately 235,808 square feet and consists of 246 units with a mix of one-, two- and three-bedroom units.  As of December 31, 2017, weighted average in-place rents at Tacara were approximately $1,425 per unit. Consistent with most multifamily apartment properties, Tacara has lease terms that are generally one year.

Investments in Real Estate-Related Securities

During the three and six months ended June 30, 2018, we acquired $1.9 million and $21.8 million, respectively, of common stock of publicly-traded REITs.  The fair value of our real estate-related investments was approximately $21.8 million as of June 30, 2018.

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

Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings.  Although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will materially impact our consolidated financial statements.  This is due to the fact that we are operating in a manner which will (1) allow us to qualify as a REIT and (2) result in a full valuation allowance being recorded against our deferred tax balances.  We also estimate that the new taxes on foreign-sourced earnings are not likely to apply to our foreign investments.

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

We are a taxable subchapter C corporation for our initial tax year ending December 31, 2017.  We are wholly-owned by TIAA as of December 31, 2017 and will be included in TIAA’s consolidated U.S. corporation income tax return for our initial tax year.  In accordance with SAB 1B in conjunction with ASC 740, we have determined our income tax provision on a separate return basis. The income tax provision as of June 30, 2018 and December 31, 2017 is $0.

Results of Operations

We were formed on May 1, 2017, received our initial capitalization on May 19, 2017 and commenced active real estate operations in December 2017 in connection with the acquisitions of our initial properties.   Therefore, comparative operating results are not relevant to the discussion of operating results for the three and six months ended June 30, 2018, and we expect revenues and expenses to increase as we acquire more properties over a full calendar year.  The following table sets forth the results of our operations for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues
Rental revenue	$2,487	$4,755
Tenant reimbursement income	526	1,080
Other revenue	2	2
Total Revenues	3,015	5,837
Expenses
Rental property operating expenses	1,138	2,104
General and administrative expenses	1,231	2,922
Advisory fee due to affiliate	346	641
Depreciation and amortization	1,856	3,629
Total Expenses	4,571	9,296
Other Income
Realized and unrealized income from real estate-related securities	1,782	2,170
Interest income	61	61
Net Income (Loss)	287	(1,228)
Net Income (Loss) Attributable to Stockholders	$287	$(1,228)

Revenues

Rental revenue – Our rental revenue for the three months ended June 30, 2018 related to rent generated from our multifamily properties, office property and industrial properties was $1.3 million, $0.1 million and $1.1 million, respectively.  Our rental revenue for the six months ended June 30, 2018 related to rent generated from our multifamily properties, office property and industrial properties was $2.6 million, $0.1 million and $2.1 million, respectively.  The Company’s rental revenue is derived from its seven investment properties, of which five properties were acquired in December 2017 and two properties were acquired in June 2018.

Tenant reimbursement income – Tennant reimbursement income for the three and six months ended June 30, 2018 primarily includes amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements primarily related to our industrial properties.

Expenses

Rental property operating expenses – Property operating expenses for the three and six months ended June 30, 2018 primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties.

General and administrative expenses – General and administrative expenses for the three and six months ended June 30, 2018 primarily includes organization costs, audit and other professional fees.  Organization costs were $0.2 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

Advisory fee due to affiliate – The advisory fee for the three and six months ended June 30, 2018 related to amounts owed to the Advisor.

Depreciation and amortization – Depreciation and amortization for the three and six months ended June 30, 2018 relates to property, furniture and fixtures, equipment and intangible assets in connection with our real properties.

Realized and unrealized income from real estate-related securities – Income for the three and six months ended June 30, 2018 includes unrealized gains of $1.6 million and $1.9 million, respectively, and dividend income of $0.2 million and $0.3 million, respectively, relating to the Company’s real estate-related securities.

Net income (loss) – Our net income for the three months ended June 30, 2018 amounted to $0.3 million and our net loss for the six months ended June 30, 2018 amounted to $1.2 million.

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

As of June 30, 2018, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.3 million, consisting of offering costs of $3.2 million and organization costs of $1.1 million.  Such costs became our liability on January 31, 2018, the date as of which the Offering was declared effective.  After the first anniversary of the commencement of the Offering, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of each three-year public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from the Offering.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2018 (in thousands):

Six Months Ended June 30, 2018
Cash flows provided by operating activities	$1,748
Cash flows used in investing activities	(101,091)
Cash flows provided by financing activities	101,611
Net increase in cash and cash equivalents and restricted cash	$2,268

Operating activities – Cash flows provided by operating activities for the six months ended June 30, 2018 were $1.7 million which primarily related to an increase in amounts due to affiliates ($1.1 million) and accounts payable, accrued expenses and other liabilities ($0.7 million).

Investing activities – Cash flows used in investing activities were approximately $101.1 million for the six months ended June 30, 2018, which primarily related to the acquisitions of Defoor Hills and Tacara ($81.1 million), and acquisitions of real estate-related investment securities ($21.8 million).

Financing activities – Cash flows provided by financing activities were $101.6 million for the six months ended June 30, 2018, which primarily related to TIAA’s purchase of 10,040,483 shares of our common stock for an aggregate purchase price of $100.8 million.

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

Our calculations of FFO and AFFO and related methodology may differ from those used by other REITs, and accordingly, may not be comparable to other REITs. Further, FFO and AFFO do not represent cash flow available for management's discretionary use. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net income (loss) computed in accordance with GAAP as measures of our operations.

Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate AFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry at which point we may adjust our calculation and characterization of AFFO.

The below is a reconciliation of net income (loss) to FFO and AFFO (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income (loss)	$287	$(1,228)
Adjustments:
Real estate depreciation and amortization	1,856	3,629
Funds From Operations	$2,143	$2,401

Funds from Operations	$2,143	$2,401
Adjustments:
Straight-line rental income	(132)	(177)
Amortization of below market lease intangibles	(15)	(31)
Organization costs	218	1,091
Unrealized gain from changes in fair value of real estate related securities	(1,578)	(1,852)
Amortization of restricted stock awards	17	28
Adjusted Funds from Operations attributable to stockholders	$653	$1,460

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

The following table provides the major components of our NAV as of June 30, 2018, including a reconciliation between stockholders’ equity under GAAP and NAV (in thousands, except per share data):

Components of NAV	June 30, 2018
Investments in real property	$206,800
Investments in real estate-related securities	21,831
Cash and cash equivalents	5,923
Restricted cash	26
Other assets	445
Other liabilities	(3,061)
Net Asset Value	$231,964
Number of Outstanding Shares	22,550,424

Reconciliation of Stockholders' Equity to NAV	June 30, 2018
Stockholders' equity under GAAP	$221,113
Adjustments:
Organization and offering costs	4,288
Accrued stockholder servicing fees	23
Unrealized real estate appreciation	2,872
Accumulated depreciation and amortization	3,859
Straight-line rent receivable	(191)
Net Asset Value	$231,964

Our investments in real estate are recorded at fair value when determining NAV, as compared to historical cost for purposes of GAAP.  Accordingly, the related depreciation and amortization is not recorded when determining NAV.  NAV also excludes any effects for straight-line rental income.  The Company reimburses the Advisor for all organization and offering costs ratably over a 60 month period following December 31, 2018.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2018 (in thousands, except per share data):

NAV Per Share	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$266	$605	$231,093	$231,964
Number of outstanding shares	26	59	22,465	22,550
NAV per share as of June 30, 2018	$10.24	$10.26	$10.29

As of June 30, 2018, we had not sold any Class T or Class S shares.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2018 valuations, based on property types. Once we own more than one office or retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.2%	6.3%
Multifamily	7.0%	5.4%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% decrease	1.90%	1.80%
(weighted average)	0.25% increase	-1.90%	-1.70%
Exit capitalization rate	0.25% decrease	2.30%	2.80%
(weighted average)	0.25% increase	-2.50%	-2.50%

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2018 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organization and offering expenses	$4,288	$358	$1,715	$1,715	$500
Total	$4,288	$358	$1,715	$1,715	$500

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2018, our investments in real estate-related securities consisted of $21.8 million in shares of common stock of publicly-traded REITs.  We may be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments.  The fair value may fluctuate, thus the amount we will realized upon any sale of our investments is unknown.  As of June 30, 2018, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized loss of $2.2 million.  As of prior period end, the Company did not hold any securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 22, 2018, TIAA purchased $75.8 million of our Class N common stock (7,575,000 shares) at a purchase price of $10.00 per share.  On June 1, 2018, TIAA purchased an additional $25 million of our Class N common stock (2,465,483 shares) at a purchase price of $10.14 per share.

These transactions claimed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as these transactions did not involve any public offering.

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

As of June 30, 2018, we received net proceeds of $837,250 in connection with our initial public offering. The following table summarizes certain information about the proceeds therefrom:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	—	—	25,641	59,288	84,929
Gross offering proceeds	$—	$—	$260,000	$600,000	$860,000
Selling commissions and other dealer manager fees	—	—	—	—	—
Accrued stockholder servicing fees	—	—	(22,750)	—	$(22,750)
Net offering proceeds	$—	$—	$237,250	$600,000	$837,250

From the commencement of our public offering through June 30, 2018, the net offering proceeds referred to above have been allocated to the following uses:

•	$0 was used to partially fund the purchase price of our real properties;
•	$0 was used to purchase real estate equity securities;
•	$0 was used to repurchase shares under our share repurchase program; and
•	Approximately $837,000 was available for working capital or subsequent investment.

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

During the three months ended June 30, 2018, we did not repurchase any shares of our common stock.

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

Date: August 14, 2018