Form 10-Q
period 2018-09-30
Nuveen Global Cities REIT, Inc.
filed 2018-11-14
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

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

As of November 13, 2018, there were 25,641 outstanding shares of Class D common stock, 186,016 outstanding shares of Class I common stock and 26,339,135 outstanding shares of Class N common stock.  There were no outstanding shares of Class T or Class S common stock.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018, and for the Three Months Ended September 30, 2017 and for the Period May 19, 2017 (date of initial capitalization) through September 30, 2017 (unaudited)	3
	Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2018, and for the Three Months Ended September 30, 2017 and for the Period May 19, 2017 (date of initial capitalization) through September 30, 2017 (unaudited)	4
	Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2018 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the Period May 19, 2017 (date of initial capitalization) through September 30, 2017 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II.
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

	Signatures	37

ITEM 1.          FINANCIAL STATEMENTS

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,		December 31,
	2018 (unaudited)		2017
Assets
Investments in real estate, net	$188,058		$114,822
Investments in real estate-related securities, at fair value	21,803		—
Investment in international affiliated fund	3,038		—
Cash and cash equivalents	16,034		3,681
Restricted cash	573		—
Intangible assets, net	9,431		7,305
Other assets	5,379		92
Total assets	$244,316		$125,900
Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$3,439		$1,728
Distribution payable	1,905		—
Subscriptions received in advance	550		—
Due to affiliates	4,568		—
Intangible liabilities, net	204		250
Total liabilities	$10,666		$1,978

Equity
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 25,641 and no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	—	(a)	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 113,091 and no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	1		—
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 23,923,209 and 12,425,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	240		124
Additional paid-in capital	237,737		124,126
Accumulated deficit and cumulative distribution	(4,310)		(328)
Accumulated other comprehensive loss	(18)		—
Total equity	233,650		123,922
Total liabilities and equity	$244,316		$125,900

(a)	The Class D Shares amount is not presented due to rounding; see Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

				May 19, 2017
				(date of initial
			Nine Months	capitalization)
	Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$3,863	$—	$8,618	$—
Tenant reimbursement income	673	—	1,755	—
Total revenues	4,536	—	10,373	—
Expenses
Rental property operating expenses	1,695	—	3,799	—
General and administrative expenses	623	—	3,545	—
Advisory fee due to affiliate	397	—	1,038	—
Depreciation and amortization	2,855	—	6,484	—
Total expenses	5,570	—	14,866	—
Other income
Realized and unrealized income from real estate-related securities	153	—	2,323	—
Income from investment in International Affiliated Fund	20	—	20	—
Interest income	12	—	73	—
Total other income	185	—	2,416	—
Net loss	$(849)	$—	$(2,077)	$—

Net loss per share of common stock - basic and diluted	$(0.04)	$—	$(0.10)	$—
Weighted-average shares of common stock outstanding, basic and diluted	23,552,069	20,000	20,891,594	20,000

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

				For the period
				May 19, 2017
				(date of initial
			Nine Months	capitalization)
	Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2018	2017	2018	2017
Net loss	$(849)	$—	$(2,077)	$—
Other comprehensive loss:
Unrealized loss from currency translation	(18)	—	(18)	—
Comprehensive loss	$(867)	$—	$(2,095)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except share data)

	Par Value					Accumulated	Accumulated
	Common		Common	Common	Additional	Deficit And	Other
	Stock		Stock	Stock	Paid-in	Cumulative	Comprehensive	Total
	Class D		Class I	Class N	Capital	Distributions	Loss	Equity
Balance at January 1, 2018	$—		$—	$124	$124,126	$(328)	$—	$123,922
Issuance of 24,061,114 shares of Common Stock (net of $3,477 of offering costs)	—	(a)	1	116	113,566	—	—	113,683
Amortization of restricted stock grants	—		—	—	45	—	—	45
Net loss	—		—	—	—	(2,077)	—	(2,077)
Distribution declared on common stock	—		—	—	—	(1,905)	—	(1,905)
Foreign currency translation adjustment	—		—	—	—	—	(18)	(18)
Balance at September 30, 2018	$—		$1	$240	$237,737	$(4,310)	$(18)	$233,650

(a)	The Class D Shares amount is not presented due to rounding; see Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

		May 19, 2017
		(date of initial
		capitalization)
	Nine Months Ended	through
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(2,077)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,484	—
Unrealized gain on changes in fair value of real estate-related securities	(1,459)	—
Realized gain on sale of real estate-related securities	(360)
Income from investment in international affiliated fund	(20)
Straight line rent adjustment	(714)	—
Amortization of below-market lease intangibles	(46)	—
Amortization of restricted stock grants	45	—
Change in assets and liabilities:
Increase in other assets	(788)	—
Increase in due to affiliates	1,091	—
Increase in accounts payable, accrued expenses, and other liabilities	1,036	—
Net cash provided by operating activities	3,192	—
Cash flows from investing activities:
Acquisitions of real estate properties	(81,056)	—
Deposits on real estate property	(3,750)
Pre-acquisition costs	(35)	—
Purchases of international affiliated fund	(3,036)	—
Capital improvements to real estate	(115)	—
Purchase of real estate-related securities	(26,268)	—
Proceeds from sale of real estate-related securities	6,284	—
Net cash used in investing activities	(107,976)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	117,160	—
Subscriptions received in advance	550	—
Net cash provided by financing activities	117,710	—
Net increase in cash and cash equivalents and restricted cash during the period	12,926	—
Cash and cash equivalents and restricted cash, beginning of period	$3,681	$200
Cash and cash equivalents and restricted cash, end of period	$16,607	$200

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet, end of period:
Cash and cash equivalents	$16,034	$200
Restricted cash	573	—
Total cash and cash equivalents and restricted cash	$16,607	$200

Non-cash investing activities:
Assumption of liabilities in conjunction with acquisitions of real estate	$661	$—
Accrued offering costs due to affiliate	$3,454	$—
Accrued capital expenditures	$14	$—
Non-cash financing activities:
Accrued distributions	$1,905	$—
Accrued stockholder servicing fees	$23	$—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Special Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.

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

Investment in International Affiliated Fund

The Company reports its investment in the European Cities Partnership SCSp (“ECF”), an investment fund managed by an affiliate of TIAA, (the “International Affiliated Fund”) under the equity method of accounting. The equity method income from the investment in ECF represents the Company’s allocable share of the fund’s net income for the three and nine months ended September 30, 2018 and is reported as income from investment in international affiliated fund on the Company’s consolidated statement of operations.

This includes the Company’s allocable share of the International Affiliated Fund’s income and expense, realized gains and losses and unrealized appreciation or depreciation as determined from the financial statements of ECF (which carry investments at fair value in accordance with the applicable GAAP) when received by the Company. All contributions to or distributions from the investment in the International Affiliated Fund is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Fund on the Consolidated Balance Sheets.

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

As of September 30, 2018, the Company’s $21.8 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded real estate investment trusts and were classified as Level 1.  These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

The Company’s investment in the International Affiliated Fund is valued using the net asset value ("NAV") as a practical expedient as determined from the financial statements of ECF when received by the Company. The Company’s investment in the International Affiliated Fund is subject to redemption with certain restrictions and limitations.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant operating leases at the Company’s office, industrial and multifamily properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space.

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

Restricted Cash

As of September 30, 2018, restricted cash primarily consists of $550,000 of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company.  Other restricted cash primarily consists of cash received for security deposits required to be maintained in separate bank accounts. The amount of $573,000 is classified as restricted cash as of September 30, 2018.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax.  The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes.  As of September 30, 2018, the Company has two active TRSs that the Company use to hold its Investment in the Affiliated Fund.

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

The Company was a taxable subchapter C corporation for its initial tax year ending December 31, 2017.  The Company was indirectly wholly-owned by TIAA as of December 31, 2017 and was included in TIAA’s consolidated U.S. corporation income tax return for its initial tax year.  In accordance with SEC Staff Accounting Bulletin No. 1B (“SAB1B”) in conjunction with ASC 740, the Company has determined its income tax provision on a separate return basis. The income tax provision as of September 30, 2018 and December 31, 2017 is zero.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common share equivalents outstanding, and accordingly, the weighted average number of common shares outstanding is identical for the three and nine months ended September 30, 2018 for both basic and diluted shares.

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

As of September 30, 2018, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6  million, consisting of offering costs of $3.5 million and organization costs of $1.1 million.  Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective.  These organization and offering costs are recorded as Due to affiliates on the Company’s Consolidated Balance Sheet as of September 30, 2018.

Foreign Currency

The financial position and results of operations of the International Affiliated Fund are measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting.  Revenues and expenses have been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a loss of $18,000 for the three and nine months ended September 30, 2018.

Recent Accounting Pronouncements

Pending Adoption:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged; however, certain refinements were made to conform with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components.  Under ASC 842 as a lessor, lease components will be recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard.  The ASU also contains certain practical expedients, which the Company plans to elect.

The Company is electing the transition package of practical expedients permitted within the new standard.  This practical expedient permits the Company to carryforward the historical lease classification and not to reassess initial direct costs for any existing leases.

In addition, the Company plans to elect the practical expedient not to separate lease and non-lease components within a contract if certain criteria are met.  The lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease.  This practical expedient would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years.  The Company will initially apply the new lease requirements at the effective date of January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management has completed its initial scoping for the adoption of the ASU 2016-02 and does not expect the adoption of such guidance to materially impact the Company.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements”. ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. Management is currently evaluating the impact of this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

Recently Adopted:

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, the Company was required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and has included additional disclosure requirements. The majority of the Company’s revenue is derived from tenant leases at multifamily, office, and industrial properties and the Company has concluded that the adoption of ASU 2014-09 did not have an impact on both the rental revenue and tenant reimbursement income revenue streams. The Company has adopted this standard on January 1, 2018 using the modified retrospective method, and the cumulative impact did not have an impact on equity.  Accordingly, there are no differences between the amounts as reported in the Company’s Consolidated Balance Sheet as of September 30, 2018 and its Consolidated Statements of Operations for the three and nine months ended September 30, 2018 compared to without the adoption of ASU 2014-09.  However, upon adoption of the new leasing standard, ASU 2014-09 may impact the presentation of certain lease and non-lease components of revenue. See above for a further description of the expected impact the new leasing standard may have on the Company.

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

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Building and building improvements	$156,589	$94,545
Land and land improvements	31,414	18,558
Furniture, fixtures and equipment	3,244	1,842
Total	191,247	114,945
Accumulated depreciation	(3,189)	(123)
Investments in real estate, net	$188,058	$114,822

Depreciation expense was $1.4 million and $3.1 million for the three and nine months ended September 30, 2018, respectively.

In June 2018, the Company acquired interests in two real property investments, which were comprised of one office and one multifamily property.  These property acquisitions have been accounted for as asset acquisitions.

The following table provides further details of the properties acquired during the nine months ended September 30, 2018 (in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price
Defoor Hills	100%	1	Atlanta, GA	Office	June 2018	$33,808
Tacara at Steiner Ranch	100%	1	Austin, TX	Multifamily	June 2018	47,909
		2				$81,717

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2018 (in thousands):

	Defoor Hills	Tacara at Steiner Ranch	Total
Building and building improvements	$25,600	$36,320	$61,920
Land and land improvements	4,471	8,385	12,856
Furniture, fixtures and equipment	—	1,397	1,397
In-place lease intangibles	1,965	1,807	3,772
Other intangibles	1,772	—	1,772
Total purchase price	$33,808	$47,909	$81,717

Note 4. Investments in Real Estate-Related Securities

As of September 30, 2018, the Company’s investments in real estate-related securities included shares of common stock of publicly-traded real estate investment trusts.  As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of realized and unrealized income from real estate-related securities during the three and nine months ended September 30, 2018:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2018
Unrealized (losses) gains	$(393)	$1,459
Realized gains	353	360
Dividend income	193	504
Total	$153	$2,323

Note 5. Investment in International Affiliated Fund

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into ECF, an investment fund manager by an affiliate of TIAA.  As of September 30, 2018, the Company has funded $3.0 million (€2.6 million) and has a remaining unfunded commitment of approximately $27 million (€22.4 million).   As described in Note 2, the Company elected to record its investment in ECF using the equity method on its Consolidated Balance Sheets.  While the Company has strategies to manage the foreign exchange risk associated with its investment made in Euros, there can be no assurance that these strategies will be successful or that foreign exchange fluctuations will not negatively impact the Company’s financial performance and results of operations in a material manner.

ECF was formed in March 2016 as an open-end, Euro-denominated fund which seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain “Investment Cities” in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield.

Capital commitments made to ECF during the year ending December 31, 2018 will benefit from a 16% discount on the relevant management fee. Each subsequent capital commitment made by an investor who benefits from a discount will receive the same discount rate. The Company may, subject to certain restrictions and limitations, request that all or a portion of its units be redeemed by submitting to the fund’s general partner a written request to have all or part of the shares redeemed. Shares are subject to a two-year lock-up and thereafter a redemption fee of 2% is charged if the fund is required to sell an asset to fund the redemption.

Note 6. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$9,580	$5,808
Other intangibles	3,407	1,635
Total intangible assets	$12,987	$7,443
Accumulated amortization:
In-place lease intangibles	(3,139)	(130)
Other intangibles	(417)	(8)
Total accumulated amortization	(3,556)	(138)
Intangible assets, net	$9,431	$7,305
Intangible liabilities:
Below-market lease intangibles	$(250)	$(250)
Accumulated amortization	46	—
Intangible liabilities, net	$(204)	$(250)

Amortization expense relating to intangible assets was $1.5 million and $3.4 million for the three and nine months ended September 30, 2018, respectively.  Income from the amortization of intangible liabilities was $15,000 and $46,000 for the three and nine months ended September 30, 2018, respectively.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
Remaining 2018	$1,177	$165	$(16)
2019	2,075	592	(48)
2020	877	509	(44)
2021	637	335	(34)
2022	430	282	(22)
Thereafter	1,246	1,106	(40)
	$6,442	$2,989	$(204)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 4, 8 and 5 years, respectively.

Note 7. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	September 30, 2018	December 31, 2017
Deposits on real estate property	$3,750	$—
Straight-line rent receivable	728	14
Receivables	428	71
Prepaid expenses	418	7
Pre-acquisition costs	35	—
Other	20	—
Total	$5,379	$92

As of September 30, 2018, the Company funded a deposit of approximately $3.8 million in connection with the anticipated acquisition of a property known as Main Street at Kingwood. The Company completed this purchase on October 25, 2018 from an unaffiliated third party for approximately $85.7 million, including purchase price credits and transaction costs (see Note 14).

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	September 30, 2018	December 31, 2017
Real estate taxes payable	$1,506	$1,023
Accounts payable and accrued expenses	1,359	388
Tenant security deposits	252	239
Prepaid rental income	184	—
Other	138	78
Total	$3,439	$1,728

Note 8. Related Party Transactions

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

As of September 30, 2018, the Company has accrued management fees of approximately $133,000 which has been included in accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2018, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).  As of September 30, 2018, the Company has accrued $22,750 of stockholder servicing fees with respect to the outstanding Class D common shares.

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

TIAA has agreed to purchase $300 million of shares of Class N common stock as follows: (i) prior to the commencement of the Offering, an aggregate of 20,000,000 Class N common stock (including the initial capitalization of $200,000) at a purchase price of $10.00 per share for a total value of $200 million; and (ii) during the period commencing January 1, 2018 and ending two years from the commencement of the Offering: (1) $50 million in shares of Class N common stock during the month following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock during the month following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $200 million, each at the then-current transaction price, which will generally be the prior month’s NAV per share for Class N shares. As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares.  As of September 30, 2018, TIAA has purchased an aggregate of $240 million in our Class N common stock as part of TIAA’s commitment to purchase $300 million in shares of our Class N common stock (see Note 12).

Due to Affiliates

	September 30, 2018	December 31, 2017
Accrued stockholder servicing fees (a)	$23	$—
Advanced organization and offering costs	4,545	—
Total	$4,568	$—
(a)

The Company will accrue the full amount of future stockholder servicing fees payable to the dealer manager for Class S, Class T and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold.  As of September 30, 2018, the Company accrued $22,750 of stockholder servicing fees payable to the dealer manager related to Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers.  The Company will no longer incur the stockholder servicing fee after June 30, 2053 in connection with those Class D share currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company undertakes a liquidity event, as described in the prospectus, before that date.  The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35 year period from the date of issuance.  The Company is currently accruing for this based on 35 years from September 30, 2018.

Note 9. Economic Dependency

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

Note 10. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, the Company was not involved in any material legal proceedings.  In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 11. Tenant Leases

The following table presents the future minimum rents the Company expects to receive for its industrial and office properties, excluding tenant reimbursements of operating expenses (in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rent
Remaining 2018	$1,269
2019	5,581
2020	5,289
2021	4,440
2022	3,823
Thereafter	16,980
Total	$37,382

Note 12. Equity

Authorized Capital

On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the Company’s undesignated common stock became Class N shares of common stock and the Class D, Class S, Class T and Class I shares sold in the Offering were authorized.

As of September 30, 2018, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share.

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

Preferred Stock

As of September 30, 2018, the Company has not sold any preferred stock.

Common Stock

As of September 30, 2018, the Company has issued and outstanding 25,641 shares of Class D common stock, 113,091 shares of Class I common stock, and 23,923,209 shares of Class N common stock.  As of September 30, 2018, the Company has not sold any Class T shares or Class S shares.

During the nine months ended September 30, 2018, the Company sold the following shares of common stock in connection with its initial public offering:

•	On May 1, 2018, members of the Company’s board of directors purchased $600,000 of common stock (59,288 Class I shares) at a purchase price of $10.12 per share.
•	On June 1, 2018, sold $260,000 of common stock (25,641 Class D shares) at a purchase price of $10.14 per share.
•	On July 1, 2018, sold $200,000 of common stock (19,685 Class I shares) at a purchase price of $10.16 per share.
•	On August 1, 2018, sold $300,000 of common stock (29,240 Class I shares) at a purchase price of $10.26 per share.
•	On September 1, 2018, sold $50,000 of common stock (4,878 Class I shares) at a purchase price of $10.25 per share.

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

On January 22, 2018, TIAA purchased $75.8 million of common stock (7,575,000 Class N shares) at a purchase price of $10.00 per share.  On June 1, 2018, TIAA purchased $25 million of common stock (2,465,483 Class N shares) at a purchase price of $10.14 per share.  On August 1, 2018, TIAA purchased $15 million of common stock (1,457,726 Class N shares) at a purchase price of $10.29 per share.

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

Restricted Stock Grants

The Company’s non-employee directors who are not affiliated with the Advisor or the Company are compensated with an annual fee, of which 25% is made in the form of an annual grant of restricted stock based on the most recent transaction price.  The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, is January 23, 2019.   The Company accrued approximately $17,000 and $45,000 of expense for the three and nine months ended September 30, 2018, respectively, in connection with restricted stock portion of director compensation, which is included in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Note 13. Segment Reporting

The Company currently operates in five reportable segments: multifamily properties, office properties, industrial properties, real estate-related securities and the International Affiliated Fund. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Multifamily	$99,218	$54,074
Industrial	65,648	68,145
Office	34,218	—
Real Estate-Related Securities	21,803	—
International Affiliated Fund	3,038	—
Other (Corporate)	20,391	3,681
Total assets	$244,316	$125,900

The following table sets forth the financial results by segment for the three months ended September 30, 2018 (in thousands):

	Multifamily	Office	Industrial	Real Estate-Related Securities	International Affiliated Fund	Total
Revenues:
Rental revenue	$2,258	$555	$1,050	$—	$—	$3,863
Tenant reimbursement income	78	124	471	—	—	673
Total revenues	2,336	679	1,521	—	—	4,536

Expenses:
Rental property operating expenses	1,122	117	456	—	—	1,695
Total expenses	1,122	117	456	—	—	1,695

Realized and unrealized income from real estate-related securities	—	—	—	153	—	153
Income from investment in international affiliated fund	—	—	—	—	20	20

Segment net operating income	$1,214	$562	$1,065	$153	$20	$3,014

Depreciation and amortization	$(1,652)	$(278)	$(925)	$—	$—	$(2,855)
General and administrative expenses						(623)
Advisory fee due to affiliate						(397)
Interest income						12
Net loss						$(849)

The following table sets forth the financial results by segment for the nine months ended September 30, 2018 (in thousands):

	Multifamily	Office	Industrial	Real Estate-Related Securities	International Affiliated Fund	Total
Revenues:
Rental revenue	$4,813	$653	$3,152	$—	$—	$8,618
Tenant reimbursement income	186	143	1,426	—	—	1,755
Total revenues	4,999	796	4,578	—	—	10,373

Expenses:
Rental property operating expenses	2,329	144	1,326	—	—	3,799
Total expenses	2,329	144	1,326	—	—	3,799

Realized and unrealized income from real estate-related securities	—	—	—	2,323	—	2,323
Income from investment in international affiliated fund	—	—	—	—	20	20

Segment net operating income	$2,670	$652	$3,252	$2,323	$20	$8,917

Depreciation and amortization	$(3,393)	$(327)	$(2,764)	$—	$—	$(6,484)
General and administrative expenses						(3,545)
Advisory fee due to affiliate						(1,038)
Interest income						73
Net loss						$(2,077)

Note 14. Subsequent Events

On October 1, 2018 and November 1, 2018, TIAA, through its wholly-owned subsidiary, purchased $20 million of common stock (1,932,367 Class N shares) at a purchase price of $10.35 per share and $5 million of common stock (483,559, Class N shares) at a purchase price of $10.34 per share, respectively. TIAA has purchased an aggregate of $265 million in shares of Class N common stock as part of TIAA’s commitment to purchase $300 million in shares of our Class N common stock.

On October 1, 2018, the Company sold $550,000 of common stock (53,450 Class I shares) at a purchase price of $10.29 per share.  On November 1, 2018, the Company sold $200,000 of common stock (19,475 Class I shares) at a purchase price of $10.27 per share.

On October 24, 2018, Nuveen OP, as borrower, and the Company, as parent, entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and Wells Fargo Securities, LLC, as lead arranger and sole book runner. The Credit Agreement provides for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature pursuant to which Nuveen OP may increase the aggregate commitments to up to $500 million, subject to the satisfaction of certain conditions (the “Credit Facility”). Nuveen OP may use the proceeds of borrowings under the Credit Agreement for funding general business purposes of Nuveen OP and its subsidiaries in the ordinary course of business, including financing certain real estate portfolio investments. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of our Nuveen OP and its subsidiaries. Loans under the Credit Facility will mature three years from the borrowing date, unless extended pursuant to the terms of the Credit Agreement.  Nuveen OP is required to meet certain financial covenants, as defined.  Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries.

On October 25, 2018, the Company completed the acquisition of the property known as Main Street at Kingwood, a grocery-anchored retail shopping center based in Texas, from an unaffiliated third party for approximately $85.7 million, including purchase price credits and transaction costs. The Company funded the acquisition with cash on hand and borrowings of $60 million from its Credit Facility.

On November 9, 2018, the Company entered into a subscription agreement to invest approximately $10 million into NR APCF Investor Ltd. (the “Asia Pacific Cities Fund”), an investment fund managed by an affiliate of TIAA.

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

TIAA has agreed to purchase upon our request during the period commencing January 1, 2018 and ending two years from the commencement of the Offering: (1) $50 million in shares of Class N common stock following the date when our NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock following the date when our NAV (exclusive of cash and listed securities) exceeds $200 million, each at the then-current transaction price, which will generally be the prior month’s NAV per share for Class N shares. Class N shares are not available for purchase in the Offering.

During the nine months ended September 30, 2018, the Company sold the following shares of common stock in connection with its initial public offering:

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA has purchased $240 million in shares of Class N common stock (less the $200,000 initial capitalization amount). Of the $240 million,

•	$124.2 million was purchased by TIAA through December 31, 2017 at $10.00 per share;
•	$75.8 million was purchased on January 22, 2018 at $10.00 per share;
•	$25 million was purchased on June 1, 2018 at $10.14 per share; and
•	$15 million was purchased on August 1, 2018 at $10.29 per share.

During the nine months ended September 30, 2018, the Company sold the following shares of common stock in connection with its initial public offering:

•	On May 1, 2018, members of the Company’s board of directors purchased $600,000 of common stock (59,288 Class I shares) at a purchase price of $10.12 per share.
•	On June 1, 2018, sold $260,000 of common stock (25,641 Class D shares) at a purchase price of $10.14 per share.
•	On July 1, 2018, sold $200,000 of common stock (19,685 Class I shares) at a purchase price of $10.16 per share.
•	On August 1, 2018, sold $300,000 of common stock (29,240 Class I shares) at a purchase price of $10.26 per share.
•	On September 1, 2018, sold $50,000 of common stock (4,878 Class I shares) at a purchase price of $10.25 per share.

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;
•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•	preserve and protect stockholders’ invested capital;
•	realize appreciation from proactive investment management and asset management; and
•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Summary of Portfolio

The following charts provide information on the nature and geographical locations of our real properties as of September 30, 2018:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands) (1)	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266	units	96%
Tacara at Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	246	units	90%
Total Multifamily	2				$102,127	512	units	93%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265	sq. ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq. ft	97%
Total Industrial	4				$67,920	751	sq. ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	$33,808	91	sq. ft	100%
Total Office	1				$33,808	91	sq. ft	100%
Total Investment Properties	7				$203,855

(1)	Purchase price is inclusive of acquisition-related adjustments.

Property Type	Percentage (*)	Geography	Percentage (*)
Multifamily	50%	West	33%
Industrial	33%	Midwest	27%
Office	17%	South	40%
Total:	100%	Total:	100%

(*) Percentage is based upon the market value of the real properties.

Kirkland Crossing

On December 8, 2017, we acquired the Kirkland Crossing Apartments (“Kirkland Crossing”), a multifamily property from an unaffiliated third party for approximately $54 million, exclusive of acquisition adjustments. Constructed in 2003, Kirkland Crossing consists of 266 units with a mix of one-, two- and three-bedroom units, and is located in Aurora, Illinois, a suburb of Chicago. In-place rents at Kirkland Crossing are approximately $1,587 per unit. Consistent with most multifamily apartment properties, Kirkland Crossing has lease terms that are generally one year.

West Phoenix Industrial

On December 21, 2017, we acquired West Phoenix Industrial from an unaffiliated third party for a gross purchase price of approximately $17 million, exclusive of acquisition adjustments. Constructed in 1998, West Phoenix Industrial is an industrial warehouse/distribution building totaling 264,981 square feet, and is located in Phoenix’s Southwest submarket. West Phoenix Industrial was 100% leased to two tenants with a weighted average remaining lease term of 2.2 years at a weighted average rent of $3.94 per square foot per year.

Denver Industrial Portfolio

On December 28, 2017, we acquired a fee simple interest in an approximately 486,000 square foot three-property industrial portfolio located in the Central and West submarkets of Denver, Colorado (the “Denver Industrial Portfolio”). The portfolio was acquired from an unaffiliated third party for approximately $51 million, excluding acquisition adjustments. The Denver Industrial Portfolio is 97% leased to 19 tenants. The portfolio is comprised of one Class-A, 261,825 square foot bulk distribution warehouse that is leased to two tenants, one 71,193 square foot urban small-bay warehouse that is leased to three tenants, and one 152,966 square foot urban infill property that is comprised of three buildings and leased to 14 tenants. The remaining weighted average lease term across the portfolio is 3.2 years.

Defoor Hills

On June 15, 2018, we acquired Defoor Hills, an office property from an unaffiliated third party for approximately $35 million, exclusive of acquisition adjustments.  Defoor Hills is a 90,820 square foot adaptive reuse/creative office project built in 1970 and redeveloped in 2017. Defoor Hills is 100% leased to three tenants with a weighted average lease term of 10.9 years at a weighted average rent of $21.52 per square foot per year. Defoor Hills is located in the West Midtown submarket of Atlanta, Georgia.

Tacara at Steiner Ranch

On June 25, 2018, we acquired Tacara at Steiner Ranch (“Tacara”), a multifamily property located in Austin, TX, from an unaffiliated third party for approximately $48 million, excluding acquisition adjustments.  Constructed in 2017, Tacara is approximately 235,808 square feet and consists of 246 units with a mix of one-, two- and three-bedroom units.  As of September 30, 2018, weighted average in-place rents at Tacara were approximately $1,421 per unit. Consistent with most multifamily apartment properties, Tacara has lease terms that are generally one year.

Investments in Real Estate-Related Securities

During the three and nine months ended September 30, 2018, we acquired $4.5 million and $26.3 million, respectively, of common stock of publicly-traded REITs.  The fair value of our real estate-related investments was approximately $21.8 million as of September 30, 2018.

Investment in International Affiliated Fund

On December 22, 2017, we entered into a subscription agreement to invest approximately $30 million (€25 million) into ECF, an investment fund managed by an affiliate of TIAA.  As of September 30, 2018, we have funded $3.0 million (€2.6 million) and have a remaining unfunded commitment of approximately $27 million (€22.4 million).

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities and the International Affiliated Fund.

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

We were a taxable subchapter C corporation for our initial tax year ending December 31, 2017.  We were indirectly wholly-owned by TIAA as of December 31, 2017 and were included in TIAA’s consolidated U.S. corporation income tax return for our initial tax year.  In accordance with SAB 1B in conjunction with ASC 740, we have determined our income tax provision on a separate return basis. The income tax provision as of September 30, 2018 and December 31, 2017 is $0.

Results of Operations

We were formed on May 1, 2017, received our initial capitalization on May 19, 2017 and commenced active real estate operations in December 2017 in connection with the acquisitions of our initial properties.   Therefore, comparative operating results are not relevant to the discussion of operating results for the three and nine months ended September 30, 2018, and we expect revenues and expenses to increase as we acquire more properties over a full calendar year.  The following table sets forth the results of our operations for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues
Rental revenue	$3,863	$8,618
Tenant reimbursement income	673	1,755
Total Revenues	4,536	10,373
Expenses
Rental property operating expenses	1,695	3,799
General and administrative expenses	623	3,545
Advisory fee due to affiliate	397	1,038
Depreciation and amortization	2,855	6,484
Total Expenses	5,570	14,866
Other Income
Realized and unrealized income from real estate-related securities	153	2,323
Income from investment in international affiliated fund	20	20
Interest income	12	73
Net Loss	(849)	(2,077)
Net Loss Attributable to Stockholders	$(849)	$(2,077)

Revenues

Rental revenue – Our rental revenue for the three months ended September 30, 2018 related to rent generated from our multifamily properties, office property and industrial properties was $2.3 million, $0.6 million and $1.0 million, respectively.  Our rental revenue for the nine months ended September 30, 2018 related to rent generated from our multifamily properties, office property and industrial properties was $4.8 million, $0.7 million and $3.1 million, respectively.  Our rental revenue is derived from our seven investment properties, of which five properties were acquired in December 2017 and two properties were acquired in June 2018.

Tenant reimbursement income – Tenant reimbursement income for the three and nine months ended September 30, 2018 primarily includes amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements primarily related to our industrial properties.

Expenses

Rental property operating expenses – Property operating expenses for the three and nine months ended September 30, 2018 primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties.

General and administrative expenses – General and administrative expenses for the three months ended September 30, 2018 primarily includes audit and other professional fees.  There were no organization costs incurred during the three months ended September 30, 2018.  General and administrative expenses for the nine months ended September 30, 2018 primarily includes organization costs ($1.1 million), audit and other professional fees.

Advisory fee due to affiliate – The advisory fee for the three and nine months ended September 30, 2018 related to amounts owed to the Advisor.

Depreciation and amortization – Depreciation and amortization for the three and nine months ended September 30, 2018 relates to property, furniture and fixtures, equipment and intangible assets in connection with our real properties.

Realized and unrealized income from real estate-related securities – Income for the three and nine months ended September 30, 2018 includes unrealized gains (losses) of ($0.4) million and $1.5 million, respectively, realized gains of $0.4 million and $0.4 million, respectively, and dividend income of $0.2 million and $0.5 million, respectively, relating to our real estate-related securities.

Income from investment in International Affiliated Fund – The income from the investment in the International Affiliated Fund represents our share of the fund’s net income for the three and nine months ended September 30, 2018 recognized under the equity method of accounting.

Net loss – Our net loss for the three and nine months ended September 30, 2018 amounted to $0.8 million and $2.1 million, respectively.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering, the private placement of Class N shares to TIAA and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations, and cash needs for asset acquisitions are funded by the private placement of Class N shares to TIAA, public offerings of our Class T, Class S, Class D and Class I shares and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have raised substantial proceeds in the Offering and acquired a broad portfolio of real estate investments, our target leverage ratio will be approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during the offering stage. Our leverage ratio calculation also factors in the leverage ratios of other vehicles and funds established by TH Real Estate in which we have invested or may invest, including the European Cities Fund and the Asia-Pacific Cities Fund. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.

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

As of September 30, 2018, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million.  Such costs became our liability on January 31, 2018, the date as of which the Offering was declared effective.  After the first anniversary of the commencement of the first acquisition, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of each three-year public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from the Offering.

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
Cash flows provided by operating activities	$3,192
Cash flows used in investing activities	(107,976)
Cash flows provided by financing activities	117,710
Net increase in cash and cash equivalents and restricted cash	$12,926

Operating activities – Cash flows provided by operating activities for the nine months ended September 30, 2018 were $3.2 million which primarily related to the net loss adjusted for non-cash items ($1.9 million), an increase in due to affiliates and accounts payable ($1.1 million) and accrued expenses and other liabilities ($1.0 million).  This was partially offset by an increase in other assets ($0.8 million).

Investing activities – Cash flows used in investing activities were approximately $108 million for the nine months ended September 30, 2018, which primarily related to the acquisitions of Defoor Hills and Tacara ($81.1 million), deposits on a real estate property ($3.8 million), acquisitions of real estate-related investment securities ($26.3 million) and investment in the International Affiliated Fund ($3.0 million).  This was partially offset by proceeds received from the sale of real estate-related securities ($6.3 million).

Financing activities – Cash flows provided by financing activities were $117.7 million for the nine months ended September 30, 2018, which primarily related to TIAA’s purchase of 11,498,209 shares of our common stock for an aggregate purchase price of $115.8 million.

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

The below is a reconciliation of net loss to FFO and AFFO (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net loss	$(849)	$(2,077)
Adjustments:
Real estate depreciation and amortization	2,855	6,484
Funds From Operations	$2,006	$4,407

Funds from Operations	$2,006	$4,407
Adjustments:
Straight-line rental income	(537)	(714)
Amortization of below market lease intangibles	(15)	(46)
Organization costs	—	1,091
Unrealized loss (gain) from changes in fair value of real estate-related securities	393	(1,459)
Amortization of restricted stock awards	17	45
Unrealized loss from foreign currency translation adjustment	18	18
Adjusted Funds from Operations attributable to stockholders	$1,882	$3,342

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

The purchase price per share in our Offering for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including investments in real estate-related securities and International Affiliated Fund), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including any stockholder servicing fees applicable to such class of shares.

The following table provides the major components of our NAV as of September 30, 2018, including a reconciliation between stockholders’ equity under GAAP and NAV (in thousands, except per share data):

Components of NAV	September 30, 2018
Investments in real property	$208,600
Investments in real estate-related securities	21,803
Investment in international affiliated fund	3,038
Cash and cash equivalents	16,034
Restricted cash	573
Other assets	4,651
Debt obligations	—
Subscriptions received in advance	(550)
Other liabilities	(5,344)
Stockholder servicing fees payable the following month (1)	—
Net Asset Value	$248,805
Number of Outstanding Shares	24,061,941

Reconciliation of Stockholders' Equity to NAV	September 30, 2018
Stockholders' equity under GAAP	$233,650
Adjustments:
Organization and offering costs	4,545
Accrued stockholder servicing fees	23
Unrealized real estate appreciation	4,616
Accumulated depreciation and amortization	6,699
Straight-line rent receivable	(728)
Net Asset Value	$248,805

(1)

Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of September 30, 2018, we have accrued under GAAP approximately $23,000 of stockholder servicing fees payable to the Dealer Manager related to the Class D shares sold.

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

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2018 (in thousands, except per share data):

NAV Per Share	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$267	$1,161	$247,377	$248,805
Number of outstanding shares	26	113	23,923	24,062
NAV per share as of September 30, 2018	$10.27	$10.27	$10.34

As of September 30, 2018, we had not sold any Class T or Class S shares.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2018 valuations, based on property types. Once we own more than one office or retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.2%	6.3%
Multifamily	7.0%	5.4%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% decrease	2.20%	1.90%
(weighted average)	0.25% increase	-1.90%	-1.90%
Exit capitalization rate	0.25% decrease	2.60%	3.00%
(weighted average)	0.25% increase	-2.30%	-2.80%

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

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2018 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organization and offering expenses	$4,545	$682	$1,818	$1,818	$227
Total	$4,545	$682	$1,818	$1,818	$227

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2018, our investments in real estate-related securities consisted of $21.8 million in shares of common stock of publicly-traded REITs.  We may be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments.  The fair value may fluctuate, thus the amount we will realize upon any sale of our investments is unknown.  As of September 30, 2018, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized loss of $2.2 million.  As of December 31, 2017, we did not hold any securities.

As of September 30, 2018, our investment in the International Affiliated Fund consisted of $3.0 million in shares of European Cities Partnership SCSp, a Euro-denominated fund.  We may be exposed to foreign currency risk with respect to our investment in the International Affiliated Fund due to changes in the foreign currency exchange rates.  Foreign currencies may fluctuate, thus the amount we will realize upon any sale of our investment is unknown. As of December 31, 2017, we did not hold any International Affiliated Fund.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 22, 2018, TIAA purchased $75.8 million of our Class N common stock (7,575,000 shares) at a purchase price of $10.00 per share.  On June 1, 2018, TIAA purchased an additional $25 million of our Class N common stock (2,465,483 shares) at a purchase price of $10.14 per share. On August 1, 2018, TIAA purchased $15 million of common stock (1,457,726 Class N shares) at a purchase price of $10.29 per share.

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

As of September 30, 2018, we received net proceeds of $1,387,250 in connection with our initial public offering. The following table summarizes certain information about the proceeds therefrom:

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	—	—	25,641	113,091	138,732
Gross offering proceeds	$—	$—	$260,000	$1,150,000	$1,410,000
Selling commissions and other dealer manager fees	—	—	—	—	—
Accrued stockholder servicing fees	—	—	(22,750)	—	(22,750)
Net offering proceeds	$—	$—	$237,250	$1,150,000	$1,387,250

From the commencement of our public offering through September 30, 2018, the net offering proceeds referred to above have been allocated to the following uses:

•	$0 was used to partially fund the purchase price of our real properties;
•	$0 was used to purchase real estate equity securities;
•	$0 was used to repurchase shares under our share repurchase program; and
•	Approximately $1,387,000 was available for working capital or subsequent investment.

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

During the nine months ended September 30, 2018, we did not repurchase any shares of our common stock.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Filed herewith.

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

Date: November 13, 2018