Form 10-K
period 2018-12-31
Nuveen Global Cities REIT, Inc.
filed 2019-03-28
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-222231

nuveen

Nuveen Global Cities REIT, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	82-1419222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Third Avenue, 3rd Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

As of March 28, 2019, there were 48,435 outstanding shares of Class D common stock, 200,478 outstanding shares of Class I common stock, 49,612 outstanding shares for Class T common stock and 29,730,608 outstanding shares of Class N common stock. There were no outstanding shares of Class S common stock.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

You should carefully review Item 1A—“Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. Business.

The words “we,” “us” and “our” refer to Nuveen Global Cities REIT, Inc., together with its consolidated subsidiaries, including Nuveen Global Cities REIT OP, LP (the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context requires otherwise.

General Description of Business and Operations

Nuveen Global Cities REIT, Inc. (the “Company”) is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of Nuveen Real Estate (“NRE”). NRE is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2018.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement, however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). We intend to publicly sell any combination of four classes of shares of our common stock, Class T shares Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300 million of our Class N common stock.

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

Investment Strategy

Through its affiliation with NRE, which comprises Nuveen’s real estate business, the Advisor will acquire, manage and sell properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. NRE is one of the world’s largest real estate investment managers, with approximately $119 billion in real estate assets under management across its equity and debt platform around the world, including over $83 billion in real estate assets under management in the United States. Our objective is to bring NRE’s leading real estate investment platform with an institutional fee structure to the public, non-listed REIT industry.

NRE has designed an investment strategy, developed from long-term structural growth research, that is focused on commercial real estate investments in or around a universe of cities NRE believes are well positioned across North America, Europe and the Asia-Pacific region. We will seek to build a diversified portfolio of high quality, stabilized, income-orientated commercial real estate with good fundamentals located in or around certain global cities that have been identified, through NRE’s research and filtering process, for their resilience, structural performance potential and ability to deliver an attractive and stable distribution yield.

NRE has selected cities using a two-pronged approach to top-down analysis, seeking to capture both structural megatrends and tactical real estate fundamentals that NRE believes will provide a strong foundation for long-term success. We use the term structural megatrends to describe long-term trends which play out over decades as opposed to the short-term business cycle. Several key examples of such trends which we may consider in evaluating a potential investment include: (1) demographic changes (e.g., population growth, urbanization, and aging population), (2) technology changes (e.g., online retailing), (3) sustainability, and (4) shift of economic/political power and class demographics (e.g., recent strong growth in middle class consumers in developing countries). We use the term “tactical real estate fundamentals” to refer to economic and demographic variables relevant to our real estate investment criteria (e.g., vacancy rates, new construction rates, take-up of space and employment growth), which we evaluate with regard to market cycles impacting markets over one to five year periods. At the investment level, the focus will be on high quality assets in strong locations with high occupancy levels and secure income streams. We use the term “strong locations” to refer to geographic locations with stable and high demand from real estate occupiers that fall within our real estate investment criteria. The strength of the location will depend on many factors such as infrastructure, proximity, micro-climate, effectiveness of local government, crime rates, green space, etc., which are evaluated by NRE and the Advisor. To enhance returns, and because of NRE’s global platform and local expertise, assets with the potential for asset management and growth will be sought out where possible.

We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include properties in Canada, Europe and the Asia-Pacific region. In order to enhance the level of diversification, we intend to make our European and Asia-Pacific investments through other vehicles and funds established by NRE, including the European Cities Fund and the Asia-Pacific Cities Fund (collectively, the “International Affiliated Funds”). The International Affiliated Funds are designed by NRE and utilize the same cities focused long-term research strategy we intend to employ.

Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types including office, industrial, multifamily and retail properties, as well as other specialty property types (e.g., healthcare, student housing, senior living, hospitality and leisure). We are targeting up to 40% of our total assets less cash will be in investments in similarly stabilized, income-orientated commercial real estate located outside of the United States, including our interests in the International Affiliated Funds. We consider a property to be “stabilized” when it is leased to market occupancy, has minimal short-term tenant turnover and requires minimal capital improvements to maintain present operating standards.

We will seek to complement our real estate investments by investing to a lesser extent in “real estate-related assets”, which we define as including:

•

Real estate-related securities, such as common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”). These securities will provide a source of liquidity for our share repurchase plan, cash management and other purposes; and

•

Debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities. These investments will help to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors.

Our real estate-related securities strategy is designed to generate current income by following a largely sector-neutral approach, with the aim of giving investors broad real estate exposure, diversification and a more consistent return profile. We also believe that our real estate-related securities will help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties while also seeking to generate superior, risk-adjusted returns over the long term by actively managing the portfolio.

Our commercial real estate debt strategy is designed to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors. We believe that our investments in commercial mortgages will offer stable, income-focused returns with a low correlation to wider property and investment markets, as well as offering substantial downside and performance protection. Commercial mortgages typically offer attractive risk-adjusted returns, especially in the later stages of the property cycle, and complement our long-term strategy by acting as a diversifier within the portfolio.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner, as we are not limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.

Subject to limitations in our charter, we may enter into one or more joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or affiliates of the Advisor, including present and future real estate limited partnerships and REITs sponsored by affiliates of the Advisor. We also may acquire interests in or securities issued by these joint ventures, tenant-in-common investments or other joint venture arrangements or other Nuveen-sponsored programs.

Investments in Properties

To execute our investment strategy we intend to invest in or around certain global cities selected for their resilience, long-term structural performance and potential to deliver an attractive and stable distribution yield.

Our investments in commercial real estate focus on a range of asset types including office, industrial, multifamily and retail properties, as well as other specialty property types. We expect that a majority of our real estate investments will be located in the United States and a substantial but lesser portion of our portfolio will be located in Canada, Europe and the Asia-Pacific region. We target that up to 40% of our total assets less cash will be in investments located outside of the United States, including the International Affiliated Funds, which are managed by affiliates of the Advisor. We believe that owning indirect interests in the properties owned by the International Affiliated Funds, together with the properties we acquire directly, will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term. Once our portfolio has achieved significant scale, we may invest directly in properties outside North America.

Investments in the International Affiliated Funds

The International Affiliated Funds are private real estate funds managed by affiliates of NRE that invest exclusively in stabilized, income-oriented commercial real estate in Europe and the Asia-Pacific region. Our investments in the International Affiliated Funds enable us to invest side-by-side with a number of institutional investors into a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e. core real estate) located in Europe and the Asia-Pacific region. Since the scale of capital required to acquire a diversified portfolio of these types of properties on a global basis and across sectors is substantial, we believe that owning indirect interests in the properties owned by the International Affiliated Funds will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term. Once our portfolio has achieved significant scale, we may invest directly in properties outside North America.

Investments in Real Estate-Related Assets

In addition to our investments in commercial real estate properties, we may also invest in other real estate-related assets, including common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”), and debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, as further described below.

Borrowing Policies

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitations on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period (i.e., after we have raised substantial proceeds in this offering and acquired a broad portfolio of real estate investments) is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by NRE in which we may invest, including the International Affiliated Funds. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate-related assets portfolio may have embedded leverage. During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments. This limitation includes indebtedness for money borrowed with respect to our securities portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. We may exceed this charter limitation if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Competition

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Nuveen’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have.

Employees

We have no employees as all such services are provided by the Advisor.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Nuveen and the Advisor. See Item 1A — “Risk Factors.”

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.nuveenglobal.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.

Review of Our Policies

Our board of directors, including our independent directors, have reviewed the policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and about ability to achieve our investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

ITEM 1A. Risk Factors.

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. If any of the events described below actually occurs, our business, financial condition and operating results could be materially adversely affected. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to This Offering and Our Organizational Structure

We and the Advisor have limited operating histories and there is no assurance that we will be able to successfully achieve our investment objectives.

We and the Advisor have limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by Nuveen, NRE, or their affiliates to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. We cannot assure you that the past experiences of affiliates of the Advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

You will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest, such as the International Affiliated Funds, which makes your investment more speculative.

We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future, except for investments that may be described in one or more supplements to this prospectus. We will seek to invest substantially all of the net offering proceeds from this offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate-related assets. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Further, we may not have the opportunity to evaluate or approve properties acquired or other investments made by entities in which we invest, such as the International Affiliated Funds. You will likewise have no opportunity to evaluate future transactions completed and properties acquired by the International Affiliated Funds. The Advisor will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the International Affiliated Funds. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

Our investment in International Affiliated Funds may have volatility and restructuring costs associated to BREXIT.

On June 23, 2016, the UK voted to leave the European Union (“EU”). On March 29, 2017, the UK exercised Article 50 of the Treaty on European Union, which gives a member state the right to withdraw from the EU. The UK will now enter into a period of negotiation with the remaining EU member states regarding the terms of the UK’s withdrawal from, and the framework for any future relationship(s) with, the remaining member states. Concurrently, the UK is expected to embark on a process of negotiating certain bilateral trade agreements with other non-EU countries. This period of negotiation is expected to take several years, although the timing of the UK’s ultimate withdrawal from the EU is not yet known. During this period there is likely to be a continued heightened risk of market instability as well as general legal and regulatory uncertainty. The UK’s exit from the EU is likely to significantly affect the political, fiscal, legal and regulatory landscape in the UK and could have a material impact on its economy and the future growth of its various industries.

The UK’s exit from the EU could also have a material adverse effect on the economic landscape of Europe more generally, including by reducing, amongst other things: its share of world exports compared with the United States, and the number of the world’s top 100 multi-national companies headquartered in Europe.

Although it is not possible to predict fully the effects of the UK’s exit from the EU, it could have a material adverse effect on, amongst other things, European fund managers, companies, and investors, and could therefore have a material adverse effect on our investment in the European Cities Fund.

Furthermore, the UK’s future financial services regulatory regime is unclear. Much of the UK’s financial services regulation is derived from EU law. During the life of our investment in the European Cities Fund it is likely that the investment manager of the fund will incur additional costs in determining the impact of the UK’s future relationship with the EU, and any changes in law and regulation on, amongst other things, its management structure, the structure and its underlying Investments. Should the European Cities Fund investment manager deem it appropriate, there may be a restructure as a result of the effects of the UK leaving the EU and investors may be liable for some or all of the restructuring expenses incurred in relation to this.

We are dependent on NRE and its affiliates, including the Advisor, and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave NRE or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on NRE and the Advisor. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor and NRE. The officers and key personnel of the Advisor will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.

Neither the Advisor nor NRE are obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other accounts and funds. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of NRE and Nuveen, will also be required by other accounts and funds. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that the Advisor will remain our advisor or that we will continue to have access to NRE’s or Nuveen’s officers and key personnel. The term of the advisory agreement among the Advisor, the Operating Partnership and us is for one year, and is expected to be renewed annually thereafter for additional one-year terms. If the advisory agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan. The International Affiliated Funds are also managed by our affiliates. Their performance and success is also dependent on NRE and Nuveen and the International Affiliated Funds are likewise subject to these risks.

The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate properties and real estate-related assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and will review our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor.

Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share, and not based on the price at which you initially purchased your shares). Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price for the class of shares being repurchased as of the repurchase date. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Share Repurchases—Repurchase Limitations.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors. We may not generate sufficient income to make distributions to our stockholders. During the year ended December 31, 2018, 100% of our distributions were covered by cash flows from operations. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our portfolio in the early stages of our development;

•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

•	defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of this offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer operating expenses or pay expenses with shares of our common stock in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. The payment of expenses in shares of our common stock will dilute your ownership interest in our portfolio of assets.

Purchases and repurchases of our common shares are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the offering price you pay or the repurchase price you receive. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.

We may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share.

While the transaction price for shares of our common stock will normally equal the prior month’s NAV, we maintain the flexibility to adjust the transaction price to a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price), or to suspend our offering or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.

We have not set specific materiality thresholds to determine when such transaction price adjustments will be required as the occurrence or magnitude of changes affecting NAV cannot be predicted with any certainty. Factors which may be considered in connection with transaction price adjustments include (but are not limited to) material non-recurring events, including major economic events such as a material adverse change in the business or financial markets, major uninsured losses related to natural disasters, other force majeure events or other factors that in the good faith opinion of the Advisor materially impact the value of our assets and accordingly our NAV share price. Any such adjustments or decision not to make such adjustments to our transaction price will be based on the Advisor’s good faith opinion and estimates regarding the impact of these factors on the valuation of our portfolio. There is a risk that such opinion or estimates may not be fully accurate and that the adjusted transaction price may therefore not reflect the NAV per share more appropriately than the prior month’s NAV per share.

Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the independent valuation advisor based on appraisals of each of our properties on a quarterly basis in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in debt backed principally by real estate will be valued quarterly by our independent valuation advisor and our investments in other real estate-related assets will be valued monthly at fair market value by the Advisor. The valuations of our real properties will be based on asset and portfolio level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. The valuations of our investments in debt backed principally by real estate may be based, in part, on information provided by the Advisor. In addition, our investments in real estate-related assets other than debt backed principally by real estate, while a component of NAV, will be valued by the Advisor based on market quotations or at fair value, and will not be reviewed by our independent valuation advisor or appraised. We expect that our investments in the International Affiliated Funds will be valued on a quarterly basis.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV based fees we paid to the Advisor and Nuveen Securities, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in this offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per quarter. As such, when these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share, which is calculated by our fund administrator under the supervision of the Advisor, will be based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Advisor will review appraisal reports and monitor our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who submit their shares to us for repurchase, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the transaction price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with United States generally accepted accounting principles, also known as GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

This offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.

If we are able to quickly raise capital during this offering, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in this offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of this offering, our results of operations and financial condition may be adversely affected.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may from time to time hold cash pending deployment into investments, which may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;

•	requiring a two-thirds vote of stockholders to remove directors;

•	providing that only the board of directors can fix the size of the board;

•

providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	providing for a majority requirement for the calling of a special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Nuveen, the Dealer Manager and the Advisor, from the provisions of this law, provided that such business combination is first approved by our board of directors.

Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of repurchase of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland Corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland Corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to the additional limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), our charter provides that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, the Advisor or any of our or the Advisor’s affiliates, for any liability or loss suffered by them or hold our directors or officers, the Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor or any of our or the Advisor’s affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class T shares and 100,000,000 shares are classified as Class N shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in this offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional shares after your purchase in this offering, your percentage ownership interest in us will be diluted.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for any person who also serves as one of our executive officers or as an executive officer of the Advisor, we do not pay any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Our business is subject to certain regulatory regimes applicable to TIAA, including applicable financial industry rules, which may impact our returns or prevent us from taking advantage of investment opportunities that would otherwise be advantageous to our stockholders.

NRE, Nuveen and the Advisor are affiliates of TIAA and therefore are subject to banking laws, regulations and orders that apply to TIAA including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (as amended, the “Dodd-Frank Act”) and Section 619 thereof (the “Volcker Rule”). Because TIAA has invested $300 million in shares of our Class N common stock, we are deemed to be a “banking entity” until TIAA and its affiliates are no longer deemed to have “control” (as defined by the Volcker Rule). Subject to a number of exceptions, the Volcker Rule and its implementing regulations prohibit banking entities from engaging in “proprietary trading” (as defined in those regulations) and prohibit banking entities from sponsoring or acquiring or retaining an “ownership interest” in “covered funds” (each term as defined in these regulations). In addition, a banking entity may not enter into certain so-called “covered transactions” with any covered fund that the banking entity sponsors, organizes and offers or which the banking entity serves as investment manager, investment advisor or commodity trading advisor, except as permitted pursuant to certain specified exemptions. Finally, it is possible that, under the Volcker Rule and its implementing regulations, certain pooled investment vehicles that we are considered to “control” for purposes of the Volcker Rule, including the International Affiliated Funds, may themselves be deemed to be banking entities and subject to the requirements and restrictions of the Volcker Rule, unless there is an applicable exception or exemption.

The Volcker Rule and its implementing regulations will require us to establish and maintain a compliance program and will restrict our ability to engage in certain investment activities as described above, and which may result in potential loss of diversification opportunities. We will have additional expenses related to monitoring our trades in our securities investments over our peers who may not be subject to the Volcker Rule. The costs of implementing and maintaining a compliance program and the restrictions on our investment activities could lower our overall returns with respect to our investments in financial instruments. If our investments in the International Affiliated Funds, in or with Other NRE Accounts or otherwise are deemed to be investments in covered funds, we may be required to sell our investments quickly and possibly at a discount, depending on market conditions. These limitations and restrictions could disadvantage us against competitors that are not subject to the Volcker Rule.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we, the Operating Partnership or the subsidiaries of the Operating Partnership will be able to successfully avoid operating as an investment company.

Under Section 3(a)(1)(A) of the 1940 Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the 1940 Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” exclude (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the 1940 Act.

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect to own a significant amount of investment securities and intend that less than 40% of our total assets (exclusive of U.S. government securities and cash items) will consist of “investment securities.”

Through our subsidiaries, we plan to acquire, invest in and manage instruments that could be deemed to be securities for purposes of the 1940 Act. Accordingly, it is possible that more than 40% of the assets of our subsidiaries will be investments that will be deemed to be investment securities for 1940 Act purposes. However, in such a circumstance, in reliance on Section 3(c)(5)(C) of the 1940 Act, we do not intend to register any of our subsidiaries as an investment company under the 1940 Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act (and no more than 20% comprised of non-qualifying or non-real estate-related assets). As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.

We expect that substantially all of the assets of our subsidiaries will comply with the requirements of

Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exemption from registration. Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the 1940 Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business.

Our investments in the International Affiliated Funds are subject to the risks described in this risk factor as the International Affiliated Funds will need to operate in a manner to avoid qualifying as an investment company as well. If any of the International Affiliated Funds is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact such International Affiliated Fund’s operations, which would indirectly reduce your investment return, and that registration also could adversely affect our status as an investment company.

The Advisor is not registered and does not intend to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Advisor is required to register as an investment adviser under the Advisers Act, it could impact our operations and possibly reduce your investment return.

The Advisor is not currently registered as an investment adviser under the Advisers Act and does not expect to register as an investment adviser because it does not and does not intend to have sufficient regulatory assets under management to meet the eligibility requirement under Section 203A of the Advisers Act. Whether an adviser has sufficient regulatory assets under management to require registration under the Advisers Act depends on the nature of the assets it manages. In calculating regulatory assets under management, the Advisor must include the value of each “securities portfolio” it manages. The Advisor expects that our assets will not constitute a securities portfolio so long as a majority of our assets consist of assets that we believe are not securities. However, because we may also invest in several types of securities in accordance with our investment strategy and the SEC will not affirm our determination of what portion of our investments are not securities, there is a risk that such determination is incorrect and, as a result, our investments are a securities portfolio. In such event, the Advisor may be acting as an investment adviser subject to registration under the Advisers Act but not be registered. If our investments were to constitute a securities portfolio, then the Advisor would be required to register under the Advisers Act, which would require it to comply with a variety of regulatory requirements under the Advisers Act on such matters as record keeping, disclosure, compliance, limitations on the types of fees it could earn and other fiduciary obligations. As a result, the Advisor would be required to devote additional time and resources and incur additional costs to manage our business, which could possibly reduce your investment return.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on NRE’s and Nuveen’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cyber security incidents. Breaches of NRE’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although NRE takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. The failure of NRE’s or Nuveen’s systems or of disaster recovery plans for any reason could cause significant interruptions in NRE’s, Nuveen’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our stockholders and the intellectual property and trade secrets of NRE and Nuveen. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.

In addition, we are highly dependent on information systems and technology. Nuveen’s and NRE’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. We rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

Furthermore, we depend on NRE’s and Nuveen’s headquarters for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. NRE’s and Nuveen’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we are likely to be subject to the threat of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from such attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, supplier or company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;

•	vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	increases in interest rates and lack of availability of financing; and

•

changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Nuveen’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on NRE’s or Nuveen’s businesses and operations (including the Advisor).

A recession, slowdown or sustained downturn in the U.S. or global real estate market, and the U.S. or global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments’ capital structures.

For example, as a result of the recent financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

The U.S. real estate market has fully recovered from the recent recession and appears to have entered the growth phase of the cycle. As the cycle matures, real estate returns may lose momentum which could have a negative impact on the performance of our investment portfolio.

Based on expected moderate, but improved, future economic growth, and historically low levels of new supply in the commercial real estate pipeline, real estate fundamentals are forecast to improve for all property sectors during the next two years. Nevertheless, the ongoing competition for high quality real estate assets and resulting upward pressure on pricing may reduce anticipated returns. Furthermore, economic growth remains fragile, and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio, and decrease the value of our investments.

Our portfolio may be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Advisor concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

Our board of directors may change our investment and operational policies or our investment guidelines without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, our board of directors may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in our prospectus. Our board of directors also approved very broad investment guidelines with which the Advisor must comply, but these guidelines provide the Advisor with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

Any indirect investment we make will be consistent with the investment objectives and policies described in our prospectus and will, therefore, be subject to similar business and real estate risks. The International Affiliated Funds, which have investment objectives and policies consistent with ours, are subject to many of the same business and real estate risks as we are.

For example, each of the International Affiliated Funds:

•	operates internationally and may be subject to varying currency, inflation or other governmental and regulatory risks specific to the countries in which they operate and own assets;

•	may not have sufficient available funds to make distributions or redeem interests in the funds upon request of investors without delay;

•	expects to acquire additional and dispose of properties in the future which, if unsuccessful, could affect our ability to pay dividends to our stockholders;

•	is subject to risks as a result of joint ownership of real estate with NRE, its affiliates or third parties;

•

intends to use borrowings to partially fund acquisitions, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our stockholders;

•	is also dependent upon NRE and its key employees for its success;

•	also operates in a competitive business with competitors who have significant financial resources and operational flexibility;

•	may not have funding or capital resources for future tenant improvements;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	will be affected by general economic and regulatory factors it cannot control or predict;

•	will make illiquid investments and be subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict; and

•	will be subject to property taxes and operating expenses that may increase.

To the extent the operations and ability of the International Affiliated Funds, or any other entity through which we indirectly invest in real estate, to make distributions or redeem interests in the funds is adversely affected by any of these risks, our operations and ability to pay distributions to you will be adversely affected. The International Affiliated Funds may make investments in countries or regions where neither we, the Advisor and its affiliates, nor the International Affiliated Funds, have previously invested, which may expose the International Affiliated Funds to additional risk with regard to that jurisdiction’s applicable laws, which may adversely impact our investments in the International Affiliated Funds.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;

•	acquired properties may fail to perform as expected;

•

acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we will invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

The acquisition and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

Competition in acquiring properties may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by Nuveen and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Nuveen’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affecting the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other NRE Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with Nuveen’s affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We likely will acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with any shared investments in which we participate alongside any Other NRE Accounts, the Advisor may from time to time grant absolutely and/or share with such Other NRE Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other NRE Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other NRE Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, and our ability to sell or the price we might obtain for such interest may be adversely impacted by such right. Joint ownership arrangements with Nuveen’s affiliates may also entail further conflicts of interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Nuveen’s affiliates) include:

•

the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;

•	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;

•	the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;

•

under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Nuveen;

•

under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and

•

our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our ability to redeem all or a portion of our investment in the International Affiliated Funds is subject to significant restrictions.

Our investment in the International Affiliated Funds is subject to significant restrictions. Our investments in the International Affiliated Funds will be treated the same as investments by other investors in the International Affiliated Funds, and the managers of the International Affiliated Funds may limit redemptions, including as a result of certain tax, regulatory or other considerations. We may not be able to exit the International Affiliated Funds or liquidate all or a portion of our interests in the International Affiliated Funds.

We cannot assure you that the International Affiliated Funds will have capital available on favorable terms or at all to fund the redemption of interests. If the International Affiliated Funds are not able to raise additional capital to meet redemption requests, the International Affiliated Funds may be required to sell assets that they would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when they would not otherwise do so. If the International Affiliated Funds are forced to sell any assets under such circumstances, the disposition of such assets could materially adversely impact their operations and ability to make distributions to us and, consequently, the value of our investment in the International Affiliated Funds.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that the Advisor deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties, including affiliates of the Advisor or Nuveen, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. Where affiliates of Nuveen are utilized, the Advisor’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Further, any recourse we may have against a seller for a breach of representations and warranties may be capped and subject to time limitations and may not be adequate to cover losses that we may incur. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in our prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor our investments on an ongoing basis or that any risk management procedures implemented by us will be adequate.

In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investment in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Advisor hires property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers have significant decision-making authority with respect to the management of our properties. We are particularly dependent on property managers of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.

Leases with retail properties’ tenants may restrict us from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Our properties will face significant competition.

We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

Insurance may not cover all losses which may adversely affect us.

We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Advisor deems appropriate. Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders. Various types of losses, such as losses due to wars, riots, nuclear reaction, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable, or not economically insurable (i.e., insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments), or may be subject to insurance coverage limitations, such as large deductibles or co-payments or insurance only being available in amounts less than the full market value or replacement cost. The benefits of insurance may be less than the Advisor considers appropriate for the cost of such insurance, and thus even if there is an insurer in the market the Advisor may decide not to procure such insurance. As a result, there can be no assurance that all investments will be insured against particular risks, or that particular risks which are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an investment, as well as the anticipated future revenue from the investment. In that event, we might nevertheless remain obligated for financial and other obligations related to the investment. Any loss of this nature would adversely affect us. Inflation, changes in building codes and ordinances, environmental considerations, provisions in loan documents encumbering the portfolio properties pledged as collateral for loans, and other factors might also keep us from using insurance proceeds to replace or renovate a real property investment after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. Further, many insurance carriers are excluding asbestos-related claims and most mold-related claims from standard policies. The Advisor will evaluate the availability and cost of additional insurance coverage for such claims. If the Advisor decides to cause us to purchase insurance for these occurrences, the cost could have an adverse effect on our results of operations. The Advisor will make risk management and other decisions in good faith and in our best interest taking into account such factors as the Advisor determines is appropriate, provided however, that insurance policies and the level of insurance may vary as between us and Other NRE Accounts.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

Our properties are, and any properties we acquire in the future will be, subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.

We invest from time to time in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

Certain properties may require permits or licenses.

A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be affected.

Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.

Investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Advisor at the time of making an investment decision may be limited, and the Advisor may not have access to detailed information regarding the investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting an investment property. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken.

We will face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at a property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carve out” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of other Sponsor Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

We will face legal risks when making investments.

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

Our retail tenants will face competition from numerous retail channels.

Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues, funds available for distribution and the value of our retail properties.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Our industrial tenants may be adversely affected by a decline in manufacturing activity.

Fluctuations in manufacturing activity, including in the United States, may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced, and Congressional committees have considered, a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•	hinder our ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and

•	require us to obtain other sources of debt capital with potentially different terms.

Short-term multifamily community leases associated with any multifamily properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.

We expect that, to the extent that we invest in any multifamily properties, substantially all of our multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily properties we acquire.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily property occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.

If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The multifamily properties in which we invest must comply with the Fair Housing Amendment of 1988.

The multifamily properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13,1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

The hospitality or leisure industry is seasonal.

The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel.

The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

We may be exposed to various operational risks, liabilities and claims with respect to our senior living properties that may adversely affect our ability to generate revenues and increase our costs.

Through our ownership of senior living properties, we may be exposed to various operational risks, liabilities and claims with respect to our facilities in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in services and labor costs (as a result of unionization or otherwise). In addition, events that adversely impact the ability of residents to afford the resident fees, including economic downturns and decreases in government entitlements, could cause increases in occupancy and decreases in resident fee revenues. Any one or a combination of these factors, together with other market and business conditions beyond our control, could result in operating deficiencies at our senior living properties, which could have a material adverse effect on our facility operators’ results of operations and their ability to meet their obligations to us and operate our facilities effectively and efficiently, which in turn could adversely affect us.

General Risks Related to Investments in Real Estate-Related Assets

We may invest in equity of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs are generally subject to the risks of the real estate market and securities market.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We may make open market purchases or invest in publicly traded securities.

We may invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because NRE or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

The operating and financial risks of issuers and borrowers, and the underlying default risk across capital structures, may adversely affect our results of operations and financial condition.

Our real estate-related asset investments may involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on such investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, and an issuer’s or borrower’s financial circumstances. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests, our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially or operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to volatile market movements.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans.

Debt-oriented real estate-related asset investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We may invest in debt-oriented real estate-related assets. Any deterioration of real estate fundamentals could negatively impact our performance by making it more difficult for issuers and borrowers to satisfy their payment obligations on the instruments underlying such investments, increasing the default risk applicable to issuers and borrowers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area, fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.

Investments in real estate-related assets may be subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The real estate-related assets in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related assets in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance,” (ii) lender liability claims by the issuer of the obligation and (iii) environmental liabilities. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer or borrower repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Rising interest rates could impact the value of your investments.

Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important including real estate market fundamentals, inflation expectations, and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect the NAV of our shares and our ability to pay distributions to stockholders.

We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, the financial health of the tenants, the property location and condition, competition from other properties, real estate taxes and government regulation. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. As a result, the commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition,” including risks that may adversely affect our results of operations and financial condition

There are certain risks associated with the insolvency of obligations backing CMBS and other investments.

The commercial real estate loans backing the CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. In addition, in the event of the insolvency of a borrower, payments made on such commercial mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time before insolvency.

There are certain risks associated with CMBS interest shortfalls.

Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

Concentrated CMBS investments may pose specific risks beyond the control of the Advisor that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Advisor relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Advisor’s consent.

We may invest in structured products that may include structural and legal risks.

We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets.

We will face risks related to our investments in collateralized debt obligations.

We may invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. CDOs may charge a management fee and administrative expenses. CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. While interest rates are currently expected to remain at favorable rates in the near term, there is a consensus that the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt backed principally by real estate, including junior tranches of CMBS and “mezzanine” or junior mortgage loans that are subordinated in an issuer’s capital structure. Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions.

We may face risks related to our investments in mezzanine loans.

Although not secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness, but senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property.

We may face risks associated with hedging transactions.

We may utilize a wide variety of derivative financial instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. We may use these instruments to manage or mitigate our risk to the exposure of the effects of currency changes as a result of our international investments or interest rate changes due to variable interest rate debt. Any such hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. We may invest in derivatives, which involve numerous risks” below.

We may invest in derivatives, which involve numerous risks.

We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

We may face risks associated with short sales.

We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our use of short sales for investment or risk management purposes subjects us to risks associated with selling short. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Advisor may establish reserves or escrow accounts.

Our status as a banking entity could prevent us from making necessary adjustments to our securities portfolio in a timely manner.

The Volcker Rule and its implementing regulations prohibit banking entities from engaging in “proprietary trading” (as defined in those regulations). For example, short-term trades with a turn of 60 days or less are subject to a rebuttable presumption that they constitute proprietary trading under the Volcker Rule. The Volcker Rule prohibition of proprietary trading could impact our ability to obtain liquidity under certain circumstances, which in turn could negatively impact our returns with respect to our investments in financial instruments, distributions to our stockholders, or repurchases pursuant to our share repurchase plan, as well as our ability to fund investments in line with our investment objectives.

Political changes may affect the markets for real estate-related assets.

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas. Changes in regulations impacting our operations, our investments or our tenants could adversely impact our business.

Risks Related to International Investments

We are subject to additional risks from our international investments.

We may purchase real estate investments located internationally and may invest in vehicles, including the International Affiliated Funds that own investments located internationally. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments are subject to risk, including the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;

•

existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions or exchange rate fluctuations;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions; and

•	the potential difficulty of enforcing obligations in other countries.

These risks may adversely impact our performance and ability to make distributions to our stockholders.

Investments in properties or other real estate–related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate-related assets we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in-turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.

Lack of compliance with the United States Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to you and the value of your investment.

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross income tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income and other taxes on our income as a result of foreign currency gains.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by NRE in which we may invest, including the International Affiliated Funds. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. We may utilize a line of credit for the benefit of Other NRE Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other NRE Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real-estate related investments.

We pay interest under our credit facilities, and receive interest payments on certain of our real estate-related securities investments, based on LIBOR.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”), in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the U.K. (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”), took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. Any such changes could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The volatility of the global credit markets has made it more difficult for financial sponsors like Nuveen to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, has dramatically reduced investor demand for high yield debt and senior bank debt, which in turn has led some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary and continue, they may have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Risks Related to our Relationship with the Advisor and the Dealer Manager

We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Advisor in the acquisition and management of our real estate portfolio and our corporate operations. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with NRE’s or Nuveen’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Advisor could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Advisor’s inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by NRE, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of this offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for this offering is Nuveen Securities, LLC. The success of this offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in this offering, we may not be able to raise adequate proceeds through this offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between this offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

The fees we pay in connection with our offering and the agreements entered into with Nuveen and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Advisor, Dealer Manager and other Nuveen affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Nuveen and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement, and any property management and other agreements we may enter into with affiliates of the Advisor from time to time.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of the Advisor, the Dealer Manager, and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. The Advisor and the Advisor’s personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Advisor) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and the Advisor or its affiliates will require approval by our board of directors, including a majority of our independent directors, not otherwise interested in such transaction. There can be no assurance that our board of directors or Nuveen will identify or resolve all conflicts of interest in a manner that is favorable to us.

The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV; which the Advisor is ultimately responsible for determining.

The Advisor is paid a management fee for its services based on our NAV, which is calculated by our fund administrator, based on valuations provided by the independent valuation advisor and the Advisor. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

The Advisor’s management fee may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, which increase the risk of our real estate portfolio.

We pay the Advisor a management fee regardless of the performance of our portfolio. The Advisor’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Advisor a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

Because the management fee are based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.

NRE and Nuveen personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Advisor and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote substantially all of their business time not only to our activities but also to the activities of several other NRE and affiliated investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Advisor and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.

We may purchase assets from or sell assets to the Advisor and its affiliates or their clients. These purchases and sales may cause conflicts of interest, including with respect to the consideration offered and the obligations of such affiliates. The purchases and sales referred to in this paragraph will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

Certain Other NRE Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Certain inherent conflicts of interest arise from the fact that Nuveen and its affiliates, including the Advisor, provide investment management and other services both to us and to other persons and entities, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of Other NRE Accounts. In particular, there will be overlap of real property and real estate-related asset investment opportunities with certain Other NRE Accounts that are actively investing and similar overlap with future Other NRE Accounts. This overlap could create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.

NRE has an allocation policy in place to seek to ensure appropriate allocations of investment opportunities between us and Other NRE Accounts from time to time. NRE operates a transparent and objective set of procedures that encompasses the recording of the investment requirements of each client of NRE which is available to all investment teams within NRE, the registration of each investment opportunity introduced to NRE and the allocation of each opportunity, subject to appropriate monitoring by NRE’s control functions including its investment committee, with oversight from the risk and compliance functions.

Other NRE Accounts with similar investment objectives to ours engage in material real estate acquisitions each year. Total equity investments in the United States by Other NRE Accounts in each of 2015, 2016 and 2017 were $5.6 billion, $4.4 billion and $3.3 billion, respectively.

While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner as required pursuant to our charter and the Advisory Agreement, the portfolio strategies employed by the Advisor, NRE or their affiliates in managing the Other NRE Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, NRE or their affiliates may also give advice to the Other NRE Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

The allocation of investment opportunities may be based on the Advisor’s or its affiliates’ determination of the expected returns for such investments (e.g., specific investment opportunities with higher expected returns may be allocated to Other NRE Accounts whereas those with lower relative expected returns may be allocated to us). The Advisor, NRE or their affiliates may also give advice to the Other NRE Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours. At times, the investment professionals employed by the Advisor or its affiliates and other investment vehicles affiliated with the Advisor or Nuveen may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds or investment companies for which he or she exercises investment responsibility and not for us.

There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other NRE Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other NRE Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm or by the Advisor and its affiliates. Similarly, there may also be circumstances, including in the case where there is a single buyer who is seeking to purchase a pool or combination of assets, properties, securities or instruments, where we and Other NRE Accounts participate in a single or related transactions with such buyer where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other NRE Accounts. The allocation of such specific items may be based on the Advisor’s determination of the expected returns for such items (e.g., specific items with higher expected returns may be allocated to Other NRE Accounts whereas those with lower relative expected returns may be allocated to us or vice versa), and in any such case the combined purchase price paid by such buyer would be allocated among the multiple assets, properties, securities or instruments based on a determination by such buyer, by a third party valuation firm or the Advisor and its affiliates. There can be no assurance that the relevant investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated or received if such investment were sold independently rather than as a component of a portfolio sale that contains investments of Other NRE Accounts.

The amount of performance-based compensation charged and advisory fees paid by us may be less than or exceed the amount of performance-based compensation charged and management fees paid by Other NRE Accounts. Such variation may create an incentive for NRE to allocate a greater percentage of an investment opportunity to us or such Other NRE Accounts, as the case may be.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Nuveen or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities except under certain limited circumstances. Under this resolution, Nuveen and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons will be able to engage in competing activities without any restriction imposed as a result of Nuveen’s or its affiliates’ status as a stockholder or Nuveen’s affiliates’ status as our officers or directors.

We may co-invest with Nuveen affiliates in real estate-related assets and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other NRE Accounts have a different principal investment, conflicts of interest may arise between us and Other NRE Accounts, and the Advisor may take actions that are adverse to us.

We may co-invest with Other NRE Accounts in investments that are suitable for both us and such Other NRE Accounts. We and the Other NRE Accounts may make or hold investments in the same asset or issuer. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other NRE Accounts, the Advisor and its affiliates may be presented with decisions when our interests and the interests of the Other NRE Accounts are in conflict and actions may be taken for the Other NRE Accounts that are adverse to us.

Other NRE Accounts may also participate in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest or otherwise in different classes of such issuer’s securities. If we make or have an investment in a property in which an Other NRE Account has a mezzanine or other debt investment, NRE and its affiliates may have conflicting loyalties between its duties to us and to other affiliates. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other NRE Accounts, the Advisor and its affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other NRE Accounts are in conflict, and NRE and its affiliates may have conflicting loyalties between duties to us and to other affiliates. In that regard, actions may be taken for the Other NRE Accounts that are adverse to us.

We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.

We and any Other NRE Accounts may invest in shared assets typically through the formation of joint ventures. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other NRE Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

Nuveen and its affiliates may raise or manage Other NRE Accounts which could result in the reallocation of Nuveen personnel and the direction of potential investments to such Other NRE Accounts.

Nuveen reserves the right to raise and manage additional accounts and funds, including the Other NRE Accounts and other opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other NRE Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property and real estate-related asset investment opportunities with certain Other NRE Accounts that are actively investing and similar overlap with future Other

NRE Accounts. The closing of an Other NRE Account could result in the reallocation of Nuveen personnel, including reallocation of existing real estate professionals, to such Other NRE Accounts. In addition, potential investments that may be suitable for us may be directed toward such Other NRE Accounts.

Disputes between Nuveen and our joint venture partners who have pre-existing investments with Nuveen may affect our investments relating thereto.

Some of the third-party operators and joint-venture partners with which the Advisor may elect to co-invest our capital may have pre-existing investments with Nuveen. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Nuveen and such operators and partners, our investments relating thereto may be affected.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other Nuveen affiliated funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Advisor and the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Advisor may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.

The Advisor may face conflicts of interest related to tenants.

Certain properties owned by us or an Other NRE Account may be leased out to tenants that are affiliates of Nuveen, including but not limited to Other NRE Accounts and their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Advisor will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors.

The personnel of the Dealer Manager and the Advisor and their affiliates may trade in securities for their own accounts, subject to restrictions applicable to Nuveen and NRE personnel.

The officers, directors, members, managers and employees of the Dealer Manager and the Advisor may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and NRE and Nuveen policies, or otherwise determined from time to time by the Dealer Manager or the Advisor.

We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisor or its affiliates that may participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of investments made by us and such other vehicles, the structuring or the acquisition of investments and the timing of disposition of investments and such other vehicles.

As a consequence, conflicts of interest may arise in connection with decisions made by the Advisor, including with respect to the nature or structuring of investments, which may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Advisor considers the investment and tax objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Advisor or its affiliate) as a whole, not the investment, tax or other objectives of any stockholders individually.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, our being unable to deduct distributions to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Most of the changes applicable to individuals are temporary and would apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.

The Internal Revenue Service (“IRS”) has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective stockholders are urged to consult with their tax advisors with respect to the status of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.

We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the REIT gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the REIT asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the REIT asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions should be treated as qualifying income for the purposes of the 95% gross income test, but not for the purposes of the 75% gross income test.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our REIT taxable income will include our allocable share of any partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year including undistributed net capital gain. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets, and securities for our taxable REIT subsidiaries) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and not more than 25% of our assets may be represented by nonqualified publicly offered REIT debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

In order to qualify as a REIT under the Code, not more than 50% of the value of the outstanding shares of our stock may be owned directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Our charter will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” Our charter permits our board of directors to grant exemptions from the ownership limits and establish alternative ownership limits (“Excepted Holder Limits”) if various conditions designed to ensure our continuing ability to qualify as a REIT are satisfied. On January 23, 2019, the board granted such an exemption to, and established an Excepted Holder Limit of 100% for, T-C GA Real Estate Fund Holdings, LLC, a wholly owned subsidiary of TIAA, with respect to the shares of Class N common stock purchased by T-C GA Real Estate Fund Holdings, LLC and certain entities that would be treated as owning the Class N common stock owned by T-C GA Real Estate Fund Holdings, LLC for purposes of the ownership limits. The constructive ownership rules under the Code and our charter are complex and may cause shares of our stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of the outstanding shares of our common stock or our capital stock, respectively, and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of an ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status).

Non-U.S holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. other than a “qualified shareholder” or a “qualified foreign pension fund,” that recognizes gain on a disposition of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally required to report such income on U.S. federal income tax returns and is subject to U.S. federal income tax at regular U.S. federal income tax rates under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions. We do not expect our shares to be regularly traded on an established securities market.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us and/or other entities through which such international investments are made to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income.

In that event, our stockholders would be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which may be subject to full U.S. federal, state, local and non-U.S. corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Under the Tax Cuts and Jobs Act, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders currently is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. The more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends even taking into account the deductions available to non-corporate, U.S. stockholders of up to 20% “qualified-REIT dividends” received in taxable years beginning after December 31, 2017 and before January 1, 2026, which could adversely affect the value of the shares of REITs, including our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, and treat it as taxable as a corporation, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate income tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

Our TRSs are subject to special rules that may result in increased taxes.

We may conduct certain activities or invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to hotel and health care properties, a TRS may generally engage in any business, including the provision of services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.

No more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on certain IRS adjustments to payments that we make or receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. See “ Material U.S. Federal Income Tax Considerations—Gross Income Tests” and “—Hedging Transactions.” As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

We may choose to pay dividends in a combination of cash and our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

•	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. If our assets are deemed to constitute “plan assets” of stockholders that are ERISA Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are ERISA Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “ERISA Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any ERISA Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

ITEM 3. Legal Proceedings.

Neither we nor the Advisor is currently involved in any material litigation.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2019, there were 29 stockholders of record of our common stock, including 7 holders of Class T, 7 holders Class D and 15 holders of Class I shares.

The following table shows the upfront selling commissions and dealer manager fees payable at the time of subscription for shares for Class T, Class S, Class D or Class I share:

	Class T shares	Class S shares	Class D shares	Class I shares
Maximum Upfront Selling Commissions as a % of Transaction Price	up to 3.0%	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees as a % of Transaction Price	0.50%	—	—	—

The following table shows the stockholder servicing fees we will pay the Dealer Manager with respect to the Class T, Class S, Class D and Class I on an annualized basis as a percentage of our NAV for such class. The stockholder servicing fees will be paid monthly in arrears.

	Class T shares		Class S shares	Class D shares	Class I shares
Stockholder Servicing Fee as a % of NAV	0.85	%(1)	0.85%	0.25%	—

(1)

Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.

For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price.

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T, Class S and Class D shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. For the year ended December 31, 2018, the ratio of the cost of raising capital to capital raised was approximately 47%.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or re allowed (paid) to, participating broker-dealers. Through December 31, 2018, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees or stockholder servicing fees.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held within such account would exceed, in the aggregate, 8.75% of the sum of the gross proceeds from the sale of such shares and the aggregate gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto (or, solely with respect to the Class T shares, a lower limit set forth in an agreement between the Dealer Manager and the applicable participating broker-dealer in effect on the date that such shares were sold). At the end of such month, each Class T share, Class S share and Class D share held in a stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. Although we cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares, this fee would be paid with respect to a Class T share or Class S share over approximately seven years from the date of purchase and with respect to a Class D share over approximately 35 years from the date of purchase, assuming payment of the full upfront selling commissions and dealer manager fees, opting out of the distribution reinvestment plan and a constant NAV of $10.00 per share. Under these assumptions, if a stockholder holds his or her shares for these time periods, this fee with respect to a Class T share or Class S share would total approximately $0.91 and with respect to a Class D share would total approximately $0.88.

In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which stockholders receive cash and/or securities listed on a national stock exchange or (iii) the date following the completion of the primary portion of this offering on which, in the aggregate, underwriting compensation from all sources in connection with this offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

Either party may terminate the Dealer Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Dealer Manager Agreement. No termination fees are payable in connection with the termination of the Dealer Manager Agreement. Our obligations under the Dealer Manager Agreement to pay the stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in this offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table presents our monthly NAV per share for each of the three classes of shares outstanding for the year ended December 31, 2018:

Date	NAV per Class D Share	NAV per Class I Share	NAV per Class N Share
January 31, 2018	$—	$—	$10.08
February 28, 2018	$—	$—	$10.07
March 31, 2018	$—	$—	$10.12
April 30, 2018	$—	$—	$10.14
May 31, 2018	$—	$10.16	$10.19
June 30, 2018	$10.24	$10.26	$10.29
July 31, 2018	$10.25	$10.25	$10.31
August 31, 2018	$10.29	$10.29	$10.35
September 30, 2018	$10.27	$10.27	$10.34
October 31, 2018	$10.25	$10.25	$10.32
November 30, 2018	$10.29	$10.30	$10.36
December 31, 2018	$10.28	$10.29	$10.35

Net Asset Value

We believe our Net Asset Value (“NAV”) is a meaningful supplemental non-GAAP operating metric. We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2018 ($ and shares in thousands, except per share data):

Components of NAV	December 31, 2018
Investment in real property	$322,521
Investment in real estate-related assets	29,228
Investment in International Affiliated Funds	28,594
Cash and cash equivalents	5,644
Restricted cash	56
Other assets	1,466
Debt obligations	(70,000)
Subscriptions received in advance	(55)
Other liabilities	(7,554)
Stockholder servicing fees payable the following month (1)	—

Net Asset Value	309,900

Number of outstanding shares	29,943

(1)

Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of December 31, 2018, we have accrued under GAAP approximately $22,400 of stockholder servicing fees payable to the Dealer Manager related to the Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2018 ($ and shares in thousands, except per share data):

NAV Per Share	Class N Shares	Class I Shares	Class D Shares	Total
Net asset value	$307,719	$1,914	$267	$309,900
Number of outstanding shares	29,731	186	26	29,943

NAV per share as of December 31, 2018	$10.35	10.29	10.28

As of December 31, 2018, we had not sold any Class T or Class S shares. We will disclose the NAV per share for each outstanding class of common stock in future periods once shares of such class are outstanding.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2018 valuations, based on property types. Once we own more than one office and retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.0%	6.2%
Multifamily	7.0	5.4

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change		Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25	% decrease	+2.0%	+2.0%
(weighted average)	0.25	% increase	(1.9%)	(1.8%)
Exit Capitalization Rate	0.25	% decrease	+2.6%	+3.1%
(weighted average)	0.25	% increase	(2.3%)	(2.7%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2018
Stockholders’ equity under GAAP	$288,876
Adjustments:
Organization and offering costs(1)	4,579
Accrued stockholder servicing fees(2)	23
Unrealized real estate appreciation(3)	7,597
Accumulated depreciation and amortization(4)	9,944
Straight-line rent receivable	(1,119)

Net Asset Value	$309,900

(1)

The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months.

(2)

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

(3)

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(4)

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distribution Policy

We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if the shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our stockholders, our board of directors approves a quarterly distribution for a certain dollar amount for each class of our common stock. We then calculate each stockholder’s specific distribution amount for the quarter using applicable record and declaration dates, and the distributions begin to accrue on the date we admit our stockholders.

Beginning September 30, 2018, the Company established monthly record date for a quarterly distribution to stockholder on record as of the last day of each applicable month typically payable within 25 days following quarter end. For the year ended December 31, 2018, we declared and paid distributions in the amount of $1.905 million. The following table outlines the tax character of our distributions paid in 2018 as a percentage of total distributions. The distribution for the fourth quarter of 2018 was declared and paid in January, 2019 and is excluded from the analysis below:

	Ordinary Income		Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2018 Tax Year	60	%(1)	0%	0%	40%

(1)	100% of the distributions paid in 2018 are non-qualified dividend.

Distributions

Beginning September 30, 2018 we declared monthly record dates for each class of our common stock, with distributions to generally be paid 25 days after quarter-end for the preceding three months. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. We did not sell any Class S or Class T shares prior to December 2018, thus no distributions were made for such classes of shares prior to such dates. The table below details the net distribution for each of our share classes for the year ended December 31, 2018.

	Class D	Class I	Class N	Total
Distribution Amount ($ thousands)	2	9	1,894	1,905

The following table summarizes our distributions declared during the year ended December 31, 2018 ($ in thousands).

	For the Year Ended December 31, 2018
	Amount	Percentage
Distributions
Payable in cash	$1,898	99.63%
Reinvested in shares	7	0.37%

Total distributions	$1,905	100.00%

Sources of Distributions
Cash flows from operating activities	$1,905	100.00%
Offering proceeds	—	—%

Total sources of distributions	1,905	100.00%

Cash flows from operating activities	6,335

Funds from Operations	5,823

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby holders of Class T shares, Class S shares, Class D shares and Class I shares (other than residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, Ohio, Oregon and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of our common stock (of that same class) unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in the distribution reinvestment plan and will receive their distributions in cash. Residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, Ohio, Oregon and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will also receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan are automatically reinvested in our shares on behalf of the participants on the first business day of the subsequent month.

Unregistered Sale of Equity Securities

On May 19, 2017, TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300 million of our Class N common stock. These transactions claimed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as these transactions did not involve any public offering.

Use of Offering Proceeds

On January 31, 2018, the Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of up to $5 billion in shares of our common stock was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

During the year ended December 31, 2018, we received net proceeds of $1.4 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	—	—	26	113	139
Gross offering proceeds	$—	$—	$260	$1,150	$1,410
Selling commissions and other dealer manager fees	—	—	—	—	—
Accrued stockholder servicing fees	—	—	(23)	—	(23)

Net offering proceeds	$—	$—	$237	$1,150	$1,387

We primarily used the net proceeds from the unregistered sales along the Offering toward the acquisition of $192 million of real estate, investments in international affiliated funds of $29 million, and $30 million in real estate-related securities. In addition to the net proceeds from the Offering we financed our investments with $70 million of financing from the credit facility. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of the Prospectus for additional details on our borrowings.

Share Repurchases

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan. During the period covered by this annual report, we did not repurchase any of our securities.

ITEM 6. Selected Financial Data.

The following table sets forth selected financial data for the year ended December 31, 2018 and for the period May 19, 2017 (date of initial capitalization) through December 31, 2017. This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

(in thousands except per share data)	For the year ended December 31, 2018	For the Period March 19, 2017 (date of initial capitalization) through December 31, 2017
Operating Data
Total revenues	$15,878	$390
Total expenses	20,885	718
Total other (expense) income	(160)	—

Net loss	$(5,167)	$(328)

Per Share Data
Net loss per share of common stock—basic and diluted	$(0.23)	$(0.30)
Net distributions declared per share of common stock	$0.08	$—

	December 31, 2018	December 31, 2017
Balance Sheet Data
Other assets	$24,650	$11,078
Real estate, net	294,374	114,822
Investments in real-estate related securities	29,228	—
Investment in international affiliated funds	28,594	—
Credit facility	70,000	—
Other liabilities	17,970	1,978
Total equity	288,876	123,922

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement filed pursuant to Rule 424(b)(3) as filed on January 31, 2018.

Overview

Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, NRE Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of NRE. NRE is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2018.

Initial Public Offering

On January 31, 2018, our registration statement was declared effective by the SEC. We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of its common stock, Class D shares, Class S shares, Class T shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300 million of our Class N common stock.

The following table shows TIAA’s purchase of common stock during the year ended December 31, 2018:

Year ended December 31, 2018 (amounts in thousands, except share data)
Date	Amount	Shares	Share Price
January 22, 2018	75,750	7,575,000	$10.00
June 1, 2018	25,000	2,465,483	$10.14
August 1, 2018	15,000	1,457,726	$10.29
October 1, 2018	20,000	1,932,367	$10.35
November 1, 2018	5,000	483,559	$10.34
December 1, 2018	35,000	3,391,473	$10.32

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;

•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;

•	preserve and protect stockholders’ invested capital;

•	realize appreciation from proactive investment management and asset management; and

•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives. See Item 1A—“Risk Factors.”

2018 Highlights

Operating results:

•	Received proceeds of $175.8 million from TIAA, satisfying their commitment to purchase $300 million of our Class N common stock.

•	Declared quarterly distributions, beginning September 30, 2018, and paid distributions of $1.9 million for the year ended December 31, 2018

•	Annualized total gross return of 8.9% for Class N, 8.7% for Class I and 7.9% for Class D shares.

•	Annualized total net return of 6.4% for Class N, 5.5% for Class I and 4.3% for Class D shares.

Investments:

•

Closed 4 transactions with a total purchase price of $192.5 million, inclusive of closing costs resulting in a diversified portfolio of income producing commercial real estate properties concentrated in high growth markets in the U.S.

•	Our portfolio is well diversified with 32% in multifamily, 30% industrial, 11% office and 27% in retail investments.

•	Made investments in real estate related securities and held $29.2 million as of December 31, 2018 with a total cost basis of $30.5 million.

•	Funded $18.6 million and $10.0 million in our International Affiliated Funds, the European Cities Fund (“ECF”) and Asia-Pacific Cities Fund (“APCF’), respectively.

Financing:

•	Obtained a $60.0 million unsecured Credit Facility from Wells Fargo, which was subsequently amended to increase commitments up to $150 million

•	Borrowed $70.0 million under the Credit Facility to acquire a retail and an industrial property.

Real Estate Properties

The following includes the initial property acquisitions, and related purchase price allocations, for the period May 19, 2017 (date of initial capitalization) through December 31, 2018 (in thousands):

Sector and Property/Portfolio Name	Number of Properties	Location(1)	Acquisition Date	Ownership Interest	Acquisition Price (in thousands)(2)	Sq. Feet (in thousands) / # of units	Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	246 units	94%
Tacara at Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	266 units	87%

Total Multifamily	2				$102,127	512 units	91%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265 sq. ft.	100%
Denver Industrial Portfolio	3	Golden & Denver, CO	Dec, 2017	100%	$51,135	486 sq. ft.	97%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	$25,074	197 sq. ft.	100%

Total Industrial	5				$92,994	948 sq. ft.	99%
Retail:
Main Street at Kingwood	1	Humble, TX	Oct, 2018	100%	$85,696	199 sq. ft.	98%

Total Retail:	1				$85,696	199 sq. ft.	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	$33,808	91 sq. ft.	100%

Total Office:	1				$85,696	91 sq. ft.	100%

Total Properties	9				$314,626

(1)	See property description below for geographic information.
(2)	Purchase price is inclusive of acquisition-related costs.

Property Type	Percentage	Geography	Percentage
Multifamily	32%	West	30%
Industrial	30%	Midwest	17%
Office	11%	South	53%

Retail	27%	Total:	100%

Total:	100%

Kirkland Crossing

On December 8, 2017, we acquired the Kirkland Crossing Apartments (“Kirkland Crossing”), a 303.952 square foot multifamily property from an unaffiliated third party for approximately $54 million, inclusive of acquisition adjustments. Constructed in 2003, Kirkland Crossing consists of 266 units with a mix of one-, two- and three-bedroom units, and is located in Aurora, Illinois, a suburb of Chicago. In-place rents at Kirkland Crossing are approximately $1,587 per unit. Consistent with most multifamily apartment properties, Kirkland Crossing has lease terms that are generally one year.

West Phoenix Industrial

On December 21, 2017, we acquired West Phoenix Industrial from an unaffiliated third party for a gross purchase price of approximately $17 million, inclusive of acquisition adjustments. Constructed in 1998, West Phoenix Industrial is an industrial warehouse/distribution building totaling 264,981 square feet, and is located in Phoenix’s Southwest submarket. West Phoenix Industrial was 100% leased to two tenants with a weighted average remaining lease term of 2.2 years at a weighted average rent of $3.94 per square foot per year.

Denver Industrial Portfolio

On December 28, 2017, we acquired a fee simple interest in an approximately 486,000 square foot three-property industrial portfolio located in the Central and West submarkets of Denver, Colorado (the “Denver Industrial Portfolio”). The portfolio was acquired from an unaffiliated third party for approximately $51 million, inclusive of acquisition adjustments. The Denver Industrial Portfolio is 97% leased to 19 tenants. The portfolio is comprised of one Class-A, 261,825 square foot bulk distribution warehouse that is leased to two tenants, one 71,193 square foot urban small-bay warehouse that is leased to three tenants, and one 152,966 square foot urban infill property that is comprised of three buildings and leased to 14 tenants. The remaining weighted average lease term across the portfolio is 3.2 years.

Defoor Hills

On June 15, 2018, we acquired Defoor Hills, an office property from an unaffiliated third party for approximately $35 million, inclusive of acquisition adjustments. Defoor Hills is a 90,820 square foot adaptive reuse/creative office project built in 1970 and redeveloped in 2017. Defoor Hills is 100% leased to three tenants with a weighted average lease term of 10.9 years at a weighted average rent of $21.52 per square foot per year. Defoor Hills is located in the West Midtown submarket of Atlanta, Georgia.

Tacara at Steiner Ranch

On June 25, 2018, we acquired Tacara at Steiner Ranch (“Tacara”), a multifamily property located in Austin, TX, from an unaffiliated third party for approximately $48 million, including acquisition adjustments. Constructed in 2017, Tacara is approximately 235,808 square feet and consists of 246 units with a mix of one-, two- and three- bedroom units. Weighted average in-place rents at Tacara were approximately $1,421 per unit. Consistent with most multifamily apartment properties, Tacara has lease terms that are generally one year.

Main Street at Kingwood

On October 25, 2018, we acquired Main Street at Kingwood from an unaffiliated third party for approximately $86 million, inclusive of acquisition adjustments. Built in 2016, Main Street at Kingwood is a 185,751 square foot grocery-anchored retail shopping center. At the time of acquisition, Main Street at Kingwood was 98% leased to 36 tenants with a weighted average remaining lease term of 13.9 years at a weighted average rent of $23.52 per square foot per year.

Henderson Interchange

In December 2018, we acquired Henderson Interchange from an unaffiliated third party for approximately $25.1 million, inclusive of acquisition adjustments. Built in 2017, Henderson Interchange is a 199,220 square foot industrial property. At the time of acquisition, Henderson Interchange was 100% leased to three tenants with a weighted average remaining lease term of approximately 7 years.

Henderson Interchange is located within the key industrial market in the Henderson submarket in southwest Las Vegas, Nevada. With excellent freeway visibility, adjacency to the I-215 and I-515 interchange, and proximity to

McCarran International Airport, Henderson Interchange has the important regional connectivity we seek in an industrial asset. The property features Class-A building specifications, 30 foot clearance height and ample parking.

Lease Expirations

The following schedule details the expiring leases at our industrial, retail, and office properties by annualized base rent and square footage as of December 31, 2018 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019	4	618	6%	102	8%
2020	3	998	9%	232	19%
2021	7	593	5%	110	9%
2022	14	1,971	18%	263	22%
2023	6	638	6%	56	5%
2024	3	416	4%	40	3%
2025	3	196	2%	17	1%
2026	2	142	1%	105	9%
2027	11	1,269	11%	32	3%
2028	5	807	7%	64	5%
Thereafter	8	3,476	31%	199	16%

Total	66	11,124	100%	1,220	100%

(1)	the annualized December 31, 2018 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Real Estate-Related Securities Portfolio

As part of our investment strategy we invest in real estate related securities including shares of common stock of publicly-traded real estate investment trusts. As of December 31, 2018, we have invested $30.0 million in real estate related securities that are valued at $29.2 million on the balance sheet.

International Affiliated Funds

On December 22, 2017, we entered into a subscription agreement to invest €25.0 million (approximately $30.0 million) into the European Cities Fund. As of December 31, 2018, we have funded €16.2 million ($18.6 million) of this investment and anticipate fulfilling the commitment amount by the second quarter of 2019.

On November 9, 2018, we entered into a subscription agreement to invest $10.0 million into the Asia Pacific Cities Fund. As of December 31, 2018 we have fully funded $10.0 million of our commitment.

Results of Operations

The information below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Annual Report.

The historical financial information includes our operations for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 and represents data for our initial properties acquired in December 2017. As a result, the information is not comparative due to the timing of our initial property acquisitions.

The following table sets forth the results of our operations (in thousands):

	For the Year Ended December 31, 2018	For the period May 19, 2017 (date of initial capitalization) through December 31, 2017
Revenues
Rental revenue	$13,382	$374
Tenant reimbursement income	2,496	16

Total revenues	15,878	390
Expenses
Property operating	5,652	175
General and administrative	3,950	238
Advisory fee due to affiliate	1,485	44
Depreciation and amortization	9,798	261

Total expenses	20,885	718
Other income (expense)
Realized and unrealized income from real estate-related securities	120	—
Income from investment in International Affiliated Funds	34	—
Interest income	120	—
Interest expense	(434)	—

Total other (expense) income	(160)	—

Net loss	(5,167)	(328)

Net loss attributable to stockholders	$(5,167)	$(328)

Revenues

Rental revenue – During the year ended December 31, 2018, total revenues were $15.9 million driven primarily by Rental Revenue from our 7 investments in real property, four of which were acquired in 2018. Properties owned in 2017 were acquired in December 2017 and had little operations from the date of initial capitalization through December 31, 2017.

Other revenue – Other revenue for the year ended December 31, 2018 primarily includes tenant reimbursement income which consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements. Properties owned in 2017 were acquired in December 2017 and had little operations from the date of initial capitalization through December 31, 2017.

Expenses

Property operating – Property operating expenses for the year ended December 31, 2018 primarily includes real estate taxes, utilities and other maintenance expenses associated with our 7 investments in real property. Properties owned in 2017 were acquired in December 2017 and had little operations from the date of initial capitalization through December 31, 2017.

General and administrative – General and administrative expenses for the year ended December 31, 2018 primarily include audit and other professional fees.

Management fee – Management fee accrued and incurred for the year ended December 31, 2018 was approximately $1.5 million for Class N shares.

Depreciation and amortization – Depreciation and amortization for the year ended December 31, 2018 relates to property, equipment and intangible assets acquired in connection with our seven investments in real property. Properties owned in 2017 were acquired in December 2017 and had little operations from the date of initial capitalization through December 31, 2017.

Net loss – Our net loss for the year ended December 31, 2018 amounted to approximately $5.2 million compared to $3.0 million from date of initial capitalization through December 31, 2017, since the properties were acquired late in 2017 and had little operations.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the private placement of Class N shares to TIAA and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations, use of proceeds from credit facility, and cash needs for asset acquisitions are funded by the private placement of Class N shares to TIAA, public offerings of our common stock and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have raised substantial proceeds in the public offering and acquired a broad portfolio of real estate investments, our target leverage ratio will be approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by NRE in which we may invest, including the International Affiliated Funds. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.

If we are unable to raise substantial funds we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our operating fees and expenses include, among other things, the advisory fee we pay to the Advisor, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of this offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We reimburse the Advisor for such advanced expenses ratably over the 60 months following the acquisition of our first investment. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor through the first anniversary of the date on which this offering commences are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

As of December 31, 2018, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million are a component of equity in the form of additional paid in capital.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On October 24, 2018, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500 million. On December 17, 2018, we amended the Credit Agreement to increase the Credit Facility from $60 million to $150 million in aggregate commitments, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at our Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, unless extended pursuant to the terms of the Credit Agreement.

As of December 31, 2018, we had $70 million in borrowings and $0.2 million in accrued interest outstanding under the Credit Facility.

Cash Flows

The following table sets forth the primary sources and uses of cash for the year ended December 31, 2018 (in thousands):

For the Year Ended December 31, 2018
Cash flows provided by operating activities	$6,336
Cash flows used in investing activities	(249,583)
Cash flows provided by financing activities	245,265

Net increase in cash and cash equivalents	$2,018

Operating Activities – During the year ended December 31, 2018, cash flows provided by operations were $6.3 million primarily as a result an increase in accounts payable, accrued expenses and other liabilities, amounts due to affiliate and cash flow from property operations.

Investing Activities – Cash flows used in investing activities were $249.6 million for the year ended December 31, 2018 due primarily to four property acquisitions totaling $192.5 million during the year. Additionally, we invested $18.6 million and $10.0 million in ECF and APCF, respectively. We invested $29.2 million in REIT securities during the year.

Financing Activities – Cash flows provided by financing activities were $245,265 for the year ended December 31, 2018 resulting from $177,917 received from the issuance of common stock and $70,000 in borrowings from the credit facility.

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Associational of Real Estate Investment Trusts (“NAREIT”).

FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization.

The following table presents a reconciliation of FFO to net loss ($ in thousands):

For the Year Ended December 31, 2018
Net loss	$(5,167)
Adjustments:
Real estate depreciation and amortization	9,828

Funds From Operations	$4,661

We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and amortization of restricted stock award. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

For the Year Ended December 31, 2018
Funds from Operations	$4,661
Adjustments:
Straight-line rental income	(1,105)
Amortization of below market lease intangibles	(116)
Organization costs	1,091
Unrealized loss (gain) from changes in fair value of real estate related securities	1,272
Amortization of restricted stock awards	62
Unrealized loss from foreign currency translation adjustment	(42)

Adjusted Funds from Operations attributable to stockholders	$5,823

FFO and AFFO should not be considered to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involve significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies. See Note 3 – “Summary of Significant Accounting Policies” to our consolidated financial statements for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 3 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Contractual Obligations

The following is a summary of our contractual obligations.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$70,000	$—	$70,000	$—	$—
Organization & Offering	4,579	—	915	1,832	1,832

	$74,579	$—	$70,915	$1,832	$1,832

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we are exposed to both credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments.

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage of mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2018, the outstanding principal balance of our variable rate indebtedness was $70.0 million that consisted of our Credit Facility. Our Credit Facility has a variable rate and indexed to one month U.S. Dollar denominated LIBOR.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-23. See accompanying Index to the Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Explanation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2018, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age	Position
Michael J.L. Sales	54	Chairman of the Board and Chief Executive Officer
Michael A. Perry	52	Director
John L. MacCarthy	59	Director
Donna Brandin	62	Independent Director
John R. Chandler	59	Independent Director
Steven R. Hash	54	Lead Independent Director
Robert E. Parsons, Jr.	63	Independent Director
G. Christopher McGibbon	46	Co-President, Head of North American Investment
Timothy S.G. Horrocks	53	Co-President, Head of European Investment
Chris S. Reilly	51	Co-President, Head of Asia-Pacific Investment
Austin H. Mitchell	39	Head of Global Real Estate Client Solutions
Keith A. Jones	36	Head of U.S. Client Solutions
Richard M. Kimble	42	Head of Portfolio Management
Alice L. Breheny	45	Head of Research
James E. Sinople	42	Chief Financial Officer and Treasurer
William M. Miller	45	Secretary

Michael J.L. Sales has served as our Chairman of the Board and Chief Executive Officer since July 2017. As chief Executive Officer of NRE, Mr. Sales is primarily responsible for overseeing the business across all regions. He is a member of the Executive Leadership Team, which sets and executes strategic goals for the business, and has over 25 years’ experience within the real estate industry. Working closely with senior investment managers, he ensures the business delivers good investment performance and world-class service that is in line with clients’ expectations. He also assists the Investor Relations Team in developing and maintaining client relationships. Mr. Sales is a member of the Investment Committee and Real Estate Debt Investment Committee. Mr. Sales joined the company as UK Property Investment Manager in 1994 and has held a number of senior management roles before his appointment as Head of the Real Estate business in 2015. He started his career in 1989 as a Development Surveyor at Morgan Grenfell Laurie, where he was then appointed to Head of UK Investment Agency in 1993. Mr. Sales holds a B.A. in Business Studies from Middlesex Business School, and a MPhil in Land Management from Reading University. He is a Member Associate of the Royal Institution of Chartered Surveyors and a member of the Investment Property Forum.

Mr. Sales is a valuable member of our board of directors because of his extensive real estate and investment experience and his tenure with NRE.

Michael A. Perry has served as a member of our board of directors since May 2017. He is Executive Vice President and Head of U.S. Advisory Services for Nuveen, where he is responsible for delivering Nuveen’s insights, capabilities and solutions to best service clients and grow revenues. Previously, Mr. Perry was head of Global Product, responsible for driving a consistent, global viewpoint and strategy across all aspects of product creation and management. He also led Structured Products and Alternative Investments, responsible for building and growing the closed-end fund and alternative investment businesses. Mr. Perry is a member of Nuveen’s Management Committee. Before joining Nuveen in July 2015, Mr. Perry spent five years at UBS Wealth Management, serving on its Executive Committee and responsible for investment advisory programs and research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to UBS, Mr. Perry spent 15 years at Merrill Lynch as a senior executive leading a number of investment businesses focused on the wealth management channel. He also serves on the board of Youth, Inc. which empowers youth serving nonprofit organizations in the New York City area. Mr. Perry holds a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the NYU Stern School of Business.

John L. MacCarthy has served as a member of our board of directors since July 2017. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity, and middle market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM NRE business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.

Mr. MacCarthy is a valuable member of our board of directors because of his experience serving on boards of a number of organizations and his history with Nuveen.

Donna Brandin has served as one of our independent directors since January 2018. Ms. Brandin served as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group from April 2008 until June 2018. In addition, during this time period she served as the Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-listed REITs sponsored by the Lightstone Group. Since October 2014, Ms. Brandin has served as a Director of Lightstone Enterprises Limited until her resignation in June 2018. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007. From August 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health, Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at The Campbell Soup Company, Emerson Electric Company and Peabody Holding Company. Ms. Brandin is a certified public accountant and holds a B.S. in Business Administration from Kutztown University and a Masters degree in Finance from St. Louis University.

We believe that Ms. Brandin’s qualifications to serve on our board of directors include her considerable experience in financial matters, including specifically her experience as a chief financial officer of several organizations, including several public, non-listed REITs.

John R. Chandler has served as one of our independent directors since January 2018. Mr. Chandler is the Founder of Majesteka Investments Holdings, a private firm providing integrated strategic leadership and capital for emerging companies at the intersection of real estate, asset management, and technology. Prior to forming Majesteka in 2017, Mr. Chandler was Managing Director and Chairman of BlackRock Inc.’s Global Real Estate business with a focus on the strategic development of the platform as well as investment and client activities. He was also a member of the Real Estate Global Executive Committee, the BlackRock Alternative Investment Executive, and Investment Committees. He joined BlackRock in 2011 as Global Head of Real Estate with responsibilities for the business and investment performance of the platform. Prior to joining BlackRock, Mr. Chandler held various positions with LaSalle Investment Management, Inc. (“LIM”), most recently as the Global Chief Investment Officer and Executive Chairman for Asia Pacific. From 2000 until 2010, Mr. Chandler was based in Singapore as LIM’s Chief Executive Officer for Asia Pacific, where he was responsible for creating LIM’s Asia Pacific business into a business with $7.4 billion of assets under management. Prior to relocating to Asia in 2000, Mr. Chandler was Managing Director for LIM’s direct investment activities in the United States. Mr. Chandler is a founding member of the Asian Real Estate Association, a member of the Americas Executive

Committee as well as the Global Board of Trustees and Treasurer for the Urban Land Institute, an Executive Committee member at the Wharton School Real Estate Center, and member of the Pension Real Estate Association. Mr. Chandler holds a B.S. in Industrial Engineering from the University of Massachusetts and an M.B.A. from Harvard University.

We believe that Mr. Chandler’s qualifications to serve on our board of directors include his depth of experience in global real estate finance and investment management. His managerial roles at various investment management firms provide him with leadership experience that we believe is valuable to our board of directors in fulfilling its duties.

Steven R. Hash has served as our lead independent director since January 2018. From 2012 through the present, Mr. Hash has served as Co-Founder, President and Chief Operating Officer for Renaissance Macro Holding, LLC, a boutique equity research and trading business focused on macro research in the investment strategy, economics and Washington policy sectors. Prior to his co-founding of Renaissance Macro Holding, Mr. Hash served in various executive positions for Lehman Brothers/Barclays Capital, including: from 2006 to 2012, Global Head of Real Estate Investment Banking, where he was responsible for a global team conducting all investment banking and related activities in the real estate sector; from 2008 to 2011, Chief Operating Officer of Global Investment Banking, where he was responsible for all operations of the firm’s global investment banking functions; and from 2003 to 2006, Global Head of Equity Research, where he was responsible for all aspects of the firm’s Global Equity Research Department. Since 2013, Mr. Hash has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Alexandria Real Estate Equities, Inc. and has been the lead independent director since 2017. Since 2015, he has served as an independent director of The Macerich Company and he is currently the non-executive Chairman of the Board. Mr. Hash holds a B.A. in Business Administration from Loyola University and an M.B.A. from Stern School of Business at New York University.

We believe that Mr. Hash’s qualifications to serve on our board of directors are demonstrated by his experience as an independent director to public REITs and his significant experience in real estate investment banking. His managerial roles at various financial institutions focusing on equity research and real estate investment also provide him with leadership experience that we believe is valuable to our board of directors in fulfilling its duties.

Robert E. Parsons, Jr. has served as one of our independent directors since January 2018. Mr. Parsons has been the Executive Vice President and Chief Financial Officer of Exclusive Resorts, LLC since 2004, shortly after its founding. From 1995 to 2002, Mr. Parsons was the Chief Financial Officer of Host Marriott Corporation. He began his career with Marriott Corporation in 1981 and continued to work in various financial planning, strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993. After the split, Mr. Parsons served as Treasurer of Host Marriott Corporation, before being promoted to Chief Financial Officer. From 2010 until 2019, Mr. Parsons served as an independent director and as chair of the Audit Committee of the Board of Directors of CareyWatermark Investors. Beginning in 2015, Mr. Parsons also joined the board of CareyWatermark Investors 2, and is currently serving as the lead independent director and as chair of the Audit Committee. Previously, he has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Excel Trust, Inc. from 2010 to 2015. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired both the Audit Committee and a special board committee. Since 2002, Mr. Parsons has also been a Managing Director of Wasatch Investments, a small privately held consulting and investment firm. Mr. Parsons holds a B.A. in Accounting and an M.B.A. from Brigham Young University.

We believe that Mr. Parsons’s qualifications to serve on our board of directors are demonstrated by his experience as an independent director to other public, non-listed REITs, and his leadership experience as an executive officer in the hospitality industry.

G. Christopher McGibbon has served as our Co-President, Head of North American Investment since July 2017. He also serves as Head of Americas for NRE where he is responsible for all NRE’s real estate investment operations in the United States. He has over 18 years of real estate acquisition, management and finance experience and is a member of the business’ Executive Leadership Team which oversees global strategic initiatives. Prior to assuming his current role in 2016, Mr. McGibbon served as the Portfolio Manager for the real property and commercial mortgage allocation of TIAA’s General Account and previously served as lead Portfolio Manager for TIAA’s direct real estate open-end vehicle. Prior to that, he was a director of real estate acquisition for the Western region and also worked in the mortgage division. He joined TIAA in 2001 having previously worked at Codina Development Corporation and The Related Group of Florida. Mr. McGibbon holds a B.S. in Business from the University of Maryland and an M.B.A. from the University of Florida.

Timothy S.G. Horrocks has served as our Co-President, Head of European Investment since July 2017. Mr. Horrocks also serves as Head of Continental Europe for NRE where he oversees NRE’s business activities in Continental Europe. He spends the majority of his time with the local management and investment teams to ensure client and shareholder expectations are met. He is also a member of the Executive Leadership Team, responsible for setting and executing strategic goals for the business. Mr. Horrocks has 30 years of experience in real estate, and joined NRE in 2001 as Chief Investment Officer for Continental European Property. In the same year, he was seconded to the Warburg-Henderson KAG joint venture, where he was Managing Director until June 2007. He started his career at Weatherall Green & Smith in 1987, becoming Director of Professional Services in 1989. In 1995, he joined Eurohypo AG as Head of International Property before moving to Deutsche Bank’s Open Ended Property Fund, Grundbesitz-Invest as Head of Portfolio Management. Mr. Horrocks holds a B.S. in Land Management from Reading University and is a Member of the Royal Institution of Chartered Surveyors. He is a frequent speaker and panelist at commercial real estate industry conferences.

Chris S. Reilly has served as our Co-President, Head of Asia-Pacific Investment since July 2017. He also serves as Managing Director for Asia-Pacific for NRE where he is responsible for the management and expansion of NRE’s Asia-Pacific business, including new investment products, partnerships, corporate offices and infrastructure. He is also a member of the Executive Leadership Team, responsible for setting and executing strategic goals for the business. Mr. Reilly has over 22 years of real estate experience, spending the last 15 years in Asia, and joined NRE in 1997 as a UK Direct Property Fund Manager. In 1999, he joined the global property securities team, and in 2001 he relocated to Singapore to specialize in property stocks and trusts in the Asia-Pacific region. He has in-depth investment experience of real estate capital markets, having launched several direct property fund vehicles during his career, as well as establishing a successful Asian property securities franchise. He became the head of NRE’s business in Asia in 2005. He is an active spokesperson and contributor to the real estate capital markets in Asia, and is credited with founding the Asia Pacific Real Estate Associate (APREA) in 2005. He is an Executive Board Member of the Asian Association for Investors in Non-Listed Real Estate Vehicles (ANREV). Mr. Reilly holds a B.A. and a M.A. in Economics from the Victoria University of Manchester. He also holds a M.A. in Property Valuation and Law from London’s Cass Business School. He is a Chartered Financial Analyst (CFA) Charterholder.

Austin H. Mitchell has served as our Head of Global Real Estate Client Solutions since July 2017. He also serves as Head of Global Product and Solutions as part of NRE’s Executive Leadership Team where he is responsible for the development of NRE’s client solutions. These solutions include new funds, joint ventures and separate accounts across real estate equity and debt in North America, Europe and the Asia-Pacific region. Mr. Mitchell has 16 years of experience in the real estate industry, and is a member of the Executive Leadership Team and is also the Chair of the Product Design Group, which evaluates all new client solutions and products. Mr. Mitchell works alongside Alice Breheny, Global Head of Research, jointly running the company’s Research & Development (“R&D”) function. The R&D team identifies global, structural trends and finds appropriate opportunities for real estate investors. Previously, Mr. Mitchell worked on the investment side of the industry at Henderson, Schroder Property Investment Management Limited and Jones Lang LaSalle. Mr. Mitchell is a member of the INREV Due Diligence Committee and a member of the Royal Institution of Chartered Surveyors.

He holds a B.S. in Land Economy from Cambridge University and a MPhil in Economics and Geography from Reading University. He also holds an Investment Management Certificate.

Keith A. Jones has served as our Head of U.S. Client Solutions since July 2017. He also serves as a Senior Managing Director and co-Head of Global Alternatives Product for Nuveen, where he is responsible for the development and ongoing management of Alternative Investment client solutions distributed through Nuveen’s U.S. institutional, wealth management and retirement channels. These solutions include new private funds, registered funds and separate accounts delivering access to real estate, real asset and private market strategies. Mr. Jones has over 10 years of experience in alternative investments and is a member of Nuveen’s Alternative Investment Committee. Before joining Nuveen in June 2016, Mr. Jones spent five years at Barclays where he was responsible for the origination, distribution and ongoing management of private equity, hedge funds and other private investments offered to high net worth individuals, family offices and institutional investors. Prior to Barclays, Mr. Jones worked at Merrill Lynch in the Global Investment Solutions group where he focused on product development and new initiatives, and eventually entered a leading role within the Alternative Investments group responsible for real asset origination. Mr. Jones holds a B.S. in Business Administration, with an emphasis in Finance and Accounting, from the University of Colorado at Boulder.

Richard M. Kimble has served as our Head of Portfolio Management since July 2017. Mr. Kimble has over 18 years of experience in structuring and managing equity and debt components of commercial real estate. Prior to his current position, Mr. Kimble held numerous roles on NRE’s transactions and portfolio management teams and has been involved in more than $8 billion of transactions. In 2012, he opened NRE’s San Francisco office and built out the Northwest transaction team. Before joining the firm in 2007, he worked for RER Financial Group and specialized in CMBS due diligence assignments, acquisitions, and debt restructurings. Mr. Kimble holds a B.S. in Economics from Mary Washington College and an M.B.A. from the University of North Carolina, Chapel Hill. In addition, he is a CFA Charterholder and is a member of the Urban Land Institute and Commercial Real Estate Development Association.

Alice L. Breheny has served as our Head of Research since July 2017. She also serves as Global Head of Research for NRE where she is Head of NRE’s Global Real Estate Research team. Ms. Breheny has 20 years of experience in property research, and manages a team of several analysts who are devoted to researching the direct property market in Europe, the United States and Asia. Ms. Breheny works alongside Austin Mitchell, Head of Global Product and Solutions, jointly running the R&D function, which ensures our research is applied and remains at the forefront of product development. The R&D team identifies global, structural trends and finds appropriate opportunities for real estate investors. Ms. Breheny is a member of the Property Investment Committee and the Global Product Committee, ensuring the research feeds into every stage of the investment process and product development. She is also a member of the Investment Property Forum, the Society of Property Researchers, INREV and the International Council of Shopping Centres. Ms. Breheny holds a B.A. in Geography from the University of Southampton.

James E. Sinople has served as our Chief Financial Officer and Treasurer since July 2017. He also serves as Vice President and Director of Investment Accounting in the Americas for the NRE third party reporting team, which is responsible for the oversight, accounting and reporting for over 20 funds and ventures with over $10 billion in AUM. The funds are comprised of core real estate assets (including office, retail, industrial and multi-family residential properties), commercial mortgage investments and super-regional malls. Prior to this role, Mr. Sinople was a Manager of agriculture portfolio reporting, including the initial $2 billion agriculture fund as well as TIAA investment subsidiaries. Prior to joining TIAA, Mr. Sinople served as a Project Controller in the energy and private equity industries. He also served in reporting and audit assurance roles at Time Warner Cable and Ernst and Young. Mr. Sinople holds a B.S. in Accounting from the University of Florida and is a Certified Public Accountant.

William M. Miller has served as our corporate Secretary since July 2017. He is a Managing Director and Associate General Counsel for Nuveen, where he provides representation and legal oversight to NRE funds and accounts. With over 17 years of experience representing real estate clients, Mr. Miller advises NRE on fund and product formation and related U.S. regulatory issues, as well as transactional matters, including real estate acquisitions, dispositions, joint ventures and financings. Prior to joining Nuveen in 2013, Mr. Miller worked with a special situations investment fund in Hong Kong and in the real estate and finance practices of an international law firm in the United States and Asia. Mr. Miller holds a B.A. in Philosophy from Western Washington University and a J.D. from Cornell Law School.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Advisor, they have certain responsibilities as executive officers of our company arising from Maryland law, our charter and our bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of directors from time to time.

Our executive officers act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of directors from time to time. Our officers devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2018 because the Company was not registered pursuant to Section 12 of the Exchange Act.

Committees of the Board of Directors

Our entire board of directors is responsible for supervising our business. However, pursuant to our charter and bylaws, our board of directors may delegate some of its powers to one or more committees as deemed appropriate by the board of directors, provided that each committee consists of at least a majority of independent directors. Members of each committee are appointed by our board of directors.

Audit Committee. Our board of directors has established an audit committee, which consists of Donna Brandin, Steven R. Hash and Robert E. Parsons, Jr. Ms. Brandin serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

•	our accounting and financial reporting processes,

•	the integrity and audits of our financial statements,

•	our compliance with legal and regulatory requirements,

•	the qualifications and independence of our independent auditors and

•	the performance of our internal and independent auditors.

In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

Corporate Governance

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Advisor, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, as it relates to those also covered by Nuveen’s code of conduct, operates in conjunction with, and in addition to, Nuveen’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Our Code of Business Conduct and Ethics is available on our website, www.nuveenglobalREIT.com. Stockholders may also request a copy of the Code of Business Conduct and Ethics, which will be provided without charge, by writing to Nuveen Global Cities REIT, Inc. at 730 Third Avenue, 3rd Floor, New York, New York 10017, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Corporate Governance Guidelines. We have also adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.

ITEM 11. Executive Compensation.

Compensation of Directors

We compensate each of our non-employee directors who are not affiliated with the Advisor or Nuveen with an annual retainer of $65,000, plus an additional retainer of $10,000 to the chairperson of our audit committee. We pay 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, was January 23, 2019. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Advisor or Nuveen do not receive additional compensation for serving on the board of directors or committees thereof.

Executive Compensation

We are externally managed and currently have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of our company.

Although we do not pay our executive officers any cash compensation, we pay the Advisor the fees under the advisory agreement.

There was $247,500 in compensation incurred of which $67,500 was payable by us to our directors as of December 31, 2018.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2019, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of the date of hereof, we had one stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	0	0%
Michael A. Perry	9,957.760	*
John L. MacCarthy	24,894.398	*
Donna Brandin	26,716.555	*
John R. Chandler	1,579.203	*
Steven R. Hash	1,579.203	*
Robert E. Parsons, Jr.	1,579.203	*
G. Christopher McGibbon	0	0%
Timothy S.G. Horrocks	0	0%
Chris S. Reilly	0	0%
Austin H. Mitchell	0	0%
Keith A. Jones	0	0%
Richard M. Kimble	0	0%
Alice L. Breheny	0	0%
James E. Sinople	0	0%
William M. Miller	0	0%
All directors and executive officers as a group	66,306.313	*
5% Stockholders
Teachers Insurance and Annuity Association of America**	29,730,308.195	99.25%

*	Less than one percent.
**	Holds Class N shares of common stock.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors currently consists of seven members. Our board of directors may change the number of directors, but not to fewer than three directors nor more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter and Corporate Governance Guidelines defined an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Nuveen, NRE or the Advisor. A director is deemed to be associated with Nuveen, NRE or the Advisor if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Nuveen, NRE or the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Nuveen or Nuveen Real Estate or advised by the Advisor or an affiliate. A business or professional relationship is deemed material per se if the gross revenue derived by the director from Nuveen, NRE, the Advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Nuveen, NRE, the Advisor or any of their affiliates. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws have been ratified by our board of directors, including a majority of our independent directors.

Certain Relationship and Related Transactions

The Advisor

We are externally managed by the Advisor, Nuveen Real Estate Global Cities Advisors, LLC, a Delaware limited liability company. The Advisor is an affiliate of NRE and wholly owned subsidiary of Nuveen, our sponsor, which is a wholly owned subsidiary of TIAA. The Advisor will draw upon the substantial real estate investment management capabilities and experience and will leverage the global resources, infrastructure and personnel of NRE and its other affiliates, including Nuveen Asset Management, to provide advisory services to us in furtherance of our investment objectives.

Pursuant to the Advisory Agreement, the Advisor has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Advisor may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support.

The Advisory Agreement

Our board of directors will at all times have ultimate oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company and the Operating Partnership. Pursuant to the Advisory Agreement, our board of directors has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services

Pursuant to the terms of the Advisory Agreement, the Advisor is responsible for, among other things:

•

serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;

•

sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;

•

with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

•	providing us with portfolio management and other related services;

•	serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and

•	engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions which the Advisor performs for us and it is not intended to include all of the services which may be provided to us by the Advisor or third parties.

Term and Termination Rights

The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•	immediately by us (1) for “cause,” (2) upon the bankruptcy of the Advisor or (3) upon a material breach of the Advisory Agreement by the Advisor;

•	upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or

•	upon 60 days’ written notice by the Advisor.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Advisor will be entitled to receive its prorated advisory fee through the date of termination. No termination fees are payable in connection with the termination of the Advisory Agreement. In addition, upon the termination or expiration of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, the board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Advisory Fee and Expense Reimbursements

Advisory Fee. As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor an advisory fee equal to 1.25% of our NAV for the Class D, Class I, Class S and Class T shares and 0.65% of our NAV for the Class N shares, per annum, payable monthly in arrears.

In calculating our advisory fee, we will use our NAV before giving effect to accruals for the advisory fee, stockholder servicing fee or distributions payable on our shares. We will not pay the advisory fee with regard to our investments in the International Affiliated Funds. The value of these investments will be excluded from NAV for purposes of calculating the advisory fee.

Expense Reimbursement. We reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired and (5) expenses related to personnel of the Advisor performing services for us, but excluding those personnel who provide investment advisory services pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Advisor or any of its Affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Such out-of-pocket costs and expenses include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC, reports, disclosures, and other regulatory filings of the Advisor and its affiliates relating to our activities (including our pro rata share of the costs of the Advisor and its affiliates of regulatory expenses that relate to us and Other NRE Accounts)).

The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through the first anniversary of the commencement of the Offering. We reimburse the Advisor for all such advanced expenses ratably over the 60 months following the first anniversary of the commencement of the Offering. Wholesaling compensation expenses of persons associated with the Dealer Manager are paid by the Dealer Manager without reimbursement from us.

After the first anniversary of the commencement of the Offering, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of this offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from the Offering.

Reimbursement by the Advisor. Commencing on the fourth full fiscal quarter after our acquisition of our first asset, the Advisor will reimburse us for any expenses that cause our total operating expenses (all costs and expenses paid or incurred by us, as determined under generally accepted accounting principles, including the advisory fee, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property) (“Total Operating Expenses”) in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Advisor would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Advisor to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.

Independent Directors’ Review of Compensation. Our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•	the amount of fees paid to the Advisor in relation to the size, composition and performance of our investments;

•	the success of the Advisor in generating investments that meet our investment objectives;

•	rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;

•	additional revenues realized by the Advisor and its affiliates through their advisory relationship with us;

•	the quality and extent of the services and advice furnished by the Advisor;

•	the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our portfolio in relationship to the investments generated by the Advisor for its own account.

In addition to the advisory fee and expense reimbursements, we have agreed to indemnify and hold harmless the Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.

Investment in Shares by TIAA

TIAA invested $200,000 in us through the purchase of 20,000 shares of Class N common stock at $10.00 per share as our initial capitalization. TIAA may not sell any of these shares during the period Nuveen Real Estate Global Cities Advisor or an affiliate of Nuveen serves as our advisor, but the holder may transfer the shares to its affiliates. TIAA may not vote on the removal of any of its affiliates (including the Advisor), and may not vote regarding any transaction between us and TIAA or any of its affiliates, including NRE.

TIAA has agreed to purchase $300 million of shares of Class N common stock as follows: (i) prior to the commencement of the Offering, an aggregate of 20,000,000 Class N common stock (including the initial capitalization of $200,000) at a purchase price of $10.00 per share for a total value of $200 million; and (ii) during the period commencing January 1, 2018 and ending two years from the commencement of the Offering: (1) $50 million in shares of Class N common stock during the month following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $100 million, and (2) $50 million in shares of Class N common stock during the month following the date when the Company’s NAV (exclusive of cash and listed securities) exceeds $200 million, each at the then-current transaction price, which will generally be the prior month’s NAV per share for Class N shares. Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300 million of our Class N common stock.

The Class N shares purchased by TIAA described above (excluding the initial capitalization which must be held for so long as the Advisor or its affiliate remains our advisor) shall be subject to the following limitations on repurchase:

•

(i) TIAA may submit up to 4,980,000 Class N shares for repurchase upon the earlier of (1) the date that our NAV reaches $1 billion, and (2) two years from the commencement of this offering; and (ii) TIAA may submit all of its remaining Class N shares for repurchase beginning on the fifth anniversary of the commencement of this offering.

•

The total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of our aggregate NAV per month and no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any month or quarter the total amount of aggregate repurchases of all classes of our common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.

All of the foregoing limitations shall not apply to the extent that the Advisor or its affiliate is no longer serving as our external advisor.

Dealer Manager Agreement

Upfront Selling Commissions and Dealer Manager Fees. Nuveen Securities, LLC is the Company’s Dealer Manager. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares, Class N shares or shares of any class sold pursuant to our distribution reinvestment plan.

Stockholder Servicing Fees. Subject to FINRA limitations on underwriting compensation, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•

with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV for the Class T shares;

•	with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and

•	with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.

We do not pay a stockholder servicing fee with respect to our outstanding Class I shares or Class N shares.

The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees are calculated based on our NAV for our Class T, Class S and Class D shares, they reduce the NAV or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held within such account would exceed, in the aggregate, 8.75% of the sum of the gross proceeds from the sale of such shares and the aggregate gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto (or, solely with respect to the Class T shares, a lower limit set forth in an agreement between the Dealer Manager and the applicable participating broker-dealer in effect on the date that such shares were sold). At the end of such month, each Class T share, Class S share and Class D share held in a stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. Although we cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares, this fee would be paid with respect to a Class T share or Class S share over approximately seven years from the date of purchase and with respect to a Class D share over approximately 35 years from the date of purchase, assuming payment of the full upfront selling commissions and dealer manager fees, opting out of the distribution reinvestment plan and a constant NAV of $10.00 per share. Under these assumptions, if a stockholder holds his or her shares for these time periods, this fee with respect to a Class T share or Class S share would total approximately $0.91 and with respect to a Class D share would total approximately $0.88.

In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which stockholders receive cash and/or securities listed on a national stock exchange or (iii) the date following the completion of the primary portion of this offering on which, in the aggregate, underwriting compensation from all sources in connection with this offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

Either party may terminate the Dealer Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Dealer Manager Agreement. No termination fees are payable in connection with the termination of the Dealer Manager Agreement. Our obligations under the Dealer Manager Agreement to pay the stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in this offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares.

Related Party Transaction Policies

Our charter contains policies on transactions with affiliated persons. Under the charter, our independent directors must review and approve transactions with affiliates.

ITEM 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Audit fees (a)	$428	210
Audit-related fees	—	37
Tax fees	—	—
All other fees	—	—

Total	428	247

(a)	Certain of this amounts was incurred by the Advisor until the date that the Company’s registration statement was deemed effective.

Audit Fees. Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees. Other fees would include fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. Pre-approval of an audit or non-audit service may be given as a general pre-approval, as part of the audit committee’s approval of the scope of the engagement of our independent registered public accounting firm, or on an individual basis. Any proposed services exceeding general pre-approved levels also requires specific pre-approval by our audit committee. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the Securities and Exchange Commission, and also requires the audit committee to consider whether proposed services are compatible with the independence of the registered public accounting firm. All of the fees described above were pre-approved by our Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(a)	2. Financial Statement Schedules

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(a)	3. Exhibits

See Exhibit Index on page 1 of this Annual Report on Form 10-K for a list of exhibits required by Item 601 of Regulation S-K.

ITEM 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included in Appendix B to the Registrant’s Post-Effective Amendment No. 17 to Form S-11 filed on January 25, 2019 and incorporated herein by reference)

10.1	First Amended and Restated Advisory Agreement among Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and TH Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.2	Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.3	First Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.4	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.5	Independent Directors Restricted Share Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.6	Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.7	Independent Director Compensation Policy (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.8	Real Estate Sale Agreement, dated as of November 21, 2017, by and between MFREVF-Kirkland Crossing, LLC and THRE Global Investments LLC (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.9	Purchase and Sale Agreement, dated as of December 1, 2017, by and between The Realty Associates Fund X, L.P. and NR 844 North LLC (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.10	First Amendment to Purchase and Sale Agreement, dated as of December 11, 2017, by and between The Realty Associates Fund X, L.P. and NR 844 North LLC (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

Exhibit Number	Description

10.11	Purchase and Sale Agreement, dated as of December 18, 2017, by and between 6400 Broadway Street Investors LLC and NR Denver Industrial Portfolio LLC (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.12	Assignment of Purchase and Sale Agreement dated June 15, 2018, between THRE Global Investments LLC and NR Defoor Hills LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2018 and incorporated herein by reference)

10.13	Purchase and Sale Agreement dated May 15, 2018, between THRE Global Investments LLC, SWH Wyatt Defoor Hills LLC and SWH Wyatt 2282 Defoor Hills LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 18, 2018 and incorporated herein by reference)

10.14	Assignment of Purchase and Sale Agreement dated June 25, 2018, between THRE Global Investments LLC and NR Tacara at Steiner Ranch LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018 and incorporated herein by reference)

10.15	Purchase and Sale Agreement dated May 18, 2018, between THRE Global Investments LLC and TASR Property Owner, Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018 and incorporated herein by reference)

10.16	Assignment and Assumption of Purchase and Sale Agreement dated October 25, 2018, between THRE Global Investments, LLC and NR Main Street at Kingwood LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.17	Real Estate Purchase Contract dated August 10, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.18	First Amendment to Real Estate Purchase Contract dated September 7, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.19	Second Amendment to Real Estate Purchase Contract dated September 19, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.20	Third Amendment to Real Estate Purchase Contract dated September 28, 2018, between THRE Global Investments, LC and Main Street Kingwood, LTD. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.21	Fourth Amendment to Real Estate Purchase Contract dated October 3, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.22	Credit Agreement dated October 24, 2018, by and among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., certain lenders named therein, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.23	Guarantee dated October 24, 2018 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

Exhibit Number	Description

10.24	First Amendment and Incremental Revolving Commitment and Assumption Agreement dated December 17, 2018, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.25	Amended and Restated Dealer Manager Agreement between Nuveen Global Cities REIT, Inc. and Nuveen Securities, LLC (filed as Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 18 to Form S-11 filed on February 15, 2019 and incorporated herein by reference)

21.1	Subsidiaries of Registrant

24.1	Power of Attorney (included in signature page to the Annual Report on Form 10-K)

31.1	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuveen Global Cities REIT, Inc.

Date: March 28, 2019	By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of Nuveen Global Cities REIT, Inc., hereby severally constitute Michael J.L. Sales and James E. Sinople and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable Nuveen Global Cities REIT, Inc. to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J.L. Sales Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2019

/s/ James E. Sinople James E. Sinople	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2019

/s/ Michael A. Perry Michael A. Perry	Director	March 28, 2019

/s/ John L. MacCarthy John L. MacCarthy	Director	March 28, 2019

/s/ Donna Brandin Donna Brandin	Director	March 28, 2019

/s/ John R. Chandler John R. Chandler	Director	March 28, 2019

/s/ Steven R. Hash Steven R. Hash	Director	March 28, 2019

/s/ Robert E. Parsons, Jr. Robert E. Parson, Jr.	Director	March 28, 2019

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	F-3

Consolidated Statements of Operations for the Year ended December 31, 2018 and for the period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-4

Consolidated Statements of Comprehensive Income and (Loss) for the Year ended December 31, 2018 and for the period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-5

Consolidated Statement of Changes in Equity for the Year ended December 31, 2018 and for the period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-6

Consolidated Statements of Cash Flows for the Year ended December 31, 2018 and for the period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-7

Notes to Consolidated Financial Statements	F-8

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018	F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income and (loss), of changes in equity and of cash flows for the year ended December 31, 2018 and for the period from May 19, 2017 (date of initial capitalization) to December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and from the period May 19, 2017 (date of initial capitalization) to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, NC

March 28, 2019

We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018		December 31, 2017
Assets
Investments in real estate, net	$294,374		114,822
Investments in real estate-related securities, at fair value	29,228		—
Investments in international affiliated funds	28,594		—
Cash and cash equivalents	5,643		3,681
Restricted cash	56		—
Intangible assets, net	16,367		7,305
Other assets	2,584		92

Total assets	$376,846		125,900

Liabilities and Equity
Credit Facility	$70,000		—
Intangible liabilities, net	5,759		250
Accounts payable, accrued expenses, and other liabilities	5,070		1,728
Due to affiliates	4,602		—
Distribution Payable	2,484		—
Subscriptions received in advance	55		—

Total liabilities	$87,970		$1,978

Equity
Common stock—Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 25,839 and no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	(a)	—
Common stock—Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 186,474 and no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2		—
Common stock—Class N Shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 and 12,425,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	297		124
Additional paid-in capital	298,419		124,126
Accumulated deficit and cumulative distributions	(9,884)		(328)
Accumulated other comprehensive income	42		—

Total equity	288,876		123,922

Total liabilties and equity	$376,846		125,900

(a)	The Class D Shares amount is not presented due to rounding; see Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31, 2018	May 19, 2017 (date of initial capitalization) through December 31, 2017
Revenues
Rental revenue	$13,382	$374
Tenant reimbursement income	2,496	16

Total revenues	15,878	390
Expenses
Property operating	5,652	175
General and administrative	3,950	238
Advisory fee due to affiliate	1,485	44
Depreciation and amortization	9,798	261

Total expenses	20,885	718
Other income (expense)
Realized and unrealized income from real estate-related securities	120	—
Income from investment in International Affiliated Funds	34	—
Interest income	120	—
Interest expense	(434)	—

Total other (expense) income	(160)	—

Net loss	$(5,167)	$(328)

Net loss per share of common stock—basic and diluted	$(0.23)	$(0.30)

Weighted-average shares of common stock outstanding, basic and diluted	22,551,833	1,099,405

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

(in thousands)

	For the Year Ended Ended December 31, 2018	For the period May 19, 2017 (date of initial capitalization) through December 31, 2017
Net Loss	$(5,167)	—
Other comprehensive income:
Unrealized income from currency translation	42	—

Comprehensive loss	(5,125)	—

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class D		Common Stock Class I		Common Stock Class N	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
Balance at May 19, 2017 (date of initial capitalization)	$—		$—		$—	$200	$—	$—	$200
Issuance of 12,405,000 shares of Common Stock	—		—		124	123,926	—	—	124,050
Net loss	—		—		—	—	(328)		(328)

Balance at December 31, 2017	$—		$—		$124	$124,126	$(328)	$—	$123,922

Issuance of 29,942,921 shares of Common Stock (net of $3,488 of offering costs)	—	(a)	2		173	174,231	—	—	174,406
Distribution reinvestment	—	(b)	—	(b)	—	—	—	—	—
Amortization of restricted stock grants	—		—		—	62	—	—	62
Net loss	—		—		—	—	(5,167)	—	(5,167)
Distributions declared on common stock	—		—		—	—	(4,389)	—	(4,389)
Foreign currency translation adjustment	—		—		—	—	—	42	42

Balance at December 31, 2018	$—		$2		$297	$298,419	$(9,884)	$42	$288,876

(a)	The Class D Shares amount is not presented due to rounding: see Note 13
(b)	The Class D and Class I Distribution reinvestment amount is not presented due to rounding: see Note 13

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2018	For the period May 19, 2017 (date of initial capitalization) through December 31, 2017
Cash flows from operating activities:
Net loss	$(5,167)	$(328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,798	261
Unrealized gain on changes in fair value of real estate-related securities	1,272	—
Realized gain on sale of real estate-related securities	(606)	—
Income from investment in international affiliated fund	(34)	—
Straight line rent adjustment	(1,105)	(14)
Amortization of below-market lease intangibles	(116)	—
Amortization of loan closing costs	30
Amortization of restricted stock grants	62	—
Change in assets and liabilities:		—
(Increase) in other assets	(616)	(78)
Increase in due to affiliates	1,091	—
Increase in accounts payable, accrued expenses, and other liabilities	1,726	159

Net cash provided by operating activites	6,335	—

Cash flows from investing activities:
Acquisitions of real estate	(191,035)	(120,569)
Deposit on loan assets	150	—
Investment in international affiliated funds	(28,519)	—
Capital improvements to real estate	(285)	—
Purchase of real estate-related securities	(39,515)	—
Proceeds from sale of real estate-related securities	9,621	—

Net cash (used in) investing activities	(249,583)	(120,569)

Cash flows from financing activities:
Proceeds from issuance of common stock	177,917	124,250
Borrowings from credit facilities	95,000	—
Repayments on credit facilities	(25,000)	—
Payment of deferred financing costs	(801)
Subscriptions received in advance	55	—
Distributions	(1,905)	—

Net cash provided by financing activities	245,265	124,250

Net increase in cash and cash equivalents and restricted cash during the period	2,018	3,681
Cash and cash equivalents and restricted cash, beginning of period	$3,681	$—

Cash and cash equivalents and restricted cash, end of period	$5,699	$3,681

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet, end of period:
Cash and cash equivalents	$5,643	$3,881
Restricted cash	56	—

Total cash and cash equivalents and restricted cash	$5,699	$3,881

Supplemental disclosures:
Interest paid	$270	$—

Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$1,452	$1,547

Accrued capital expenditures	$14	$22

Non-cash financing activities:
Accrued distributions	$2,484	$—

Accrued stockholder servicing fees	$23	—

Distribution reinvestment	$7	—

Accrued offering costs due to affiliate	$3,488	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Purpose

Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and that a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements as of December 31, 2018 and December 31, 2017. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC.

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

The amortization of acquired below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases and acquired above-market leases is recorded as an adjustment to depreciation and amortization expense on the Consolidated Statements of Operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building and building improvement	40 years
Land improvements	15
Furniture, fixtures and equipment	3-7 years
Lease intangibles	Over lease term

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

Investments in Real Estate-Related Securities

The Company has elected the fair market value option for accounting for real estate-related securities and changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared. The resulting dividend income and gains and losses are recorded as a component of realized and unrealized income from real estate-related securities on the Consolidated Statements of Operations.

Investments in International Affiliated Funds

The Company reports its investment in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA, (the “International Affiliated Funds”) under the equity method of accounting. The equity method income from the investment in International Affiliated Funds represent the Company’s allocable share of the fund’s net income for the year ended December 31, 2018 and is reported as income from Investment in International Affiliated Fund on the Company’s Consolidated Statements of Operations.

This includes the Company’s allocable share of the International Affiliated Fund’s income and expense, realized gains and losses and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) when received by the Company. All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Consolidated Balance Sheets.

Deferred Financing Costs

Deferred financing costs include certain cost to obtain the credit facility and are included in other assets on the Company’s Consolidated Balance Sheets. These costs consist of external fees and costs incurred to obtain the Company’s credit facility. Such costs have been deferred and are being amortized over the term of the credit facility and included within interest expense. Unamortized costs are charged to expenses upon early repayment or significant modification of the credit facility. Fully amortized deferred financing costs are removed from the books upon the maturity of the credit facility.

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

As of December 31, 2018, the Company’s $29.2 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded real estate investment trusts and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

The Company’s investment in the International Affiliated Fund is valued using the NAV as a practical expedient as determined from the financial statements of ECF and APCF when received by the Company. The Company’s investment in the International Affiliated Fund is subject to redemption with certain restrictions and limitations.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue — primarily consists of base rent arising from tenant operating leases at the Company’s office, retail, industrial and multifamily properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space.

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

Restricted Cash

As of December 31, 2018, the $56,000 restricted cash balance consists of $55,000 of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company and $1,000 of cash received for security deposits required to be maintained in separate bank accounts.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income that it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of December 31, 2018, the Company has two active TRSs that the Company uses to hold its Investment in International Affiliated Funds.

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

The Company was a taxable subchapter C corporation for its initial tax year ending December 31, 2017. The Company was indirectly wholly-owned by TIAA as of December 31, 2017 and was included in TIAA’s consolidated U.S. corporation income tax return for its initial tax year. In accordance with SEC Staff Accounting Bulletin No. 1B (“SAB1B”) in conjunction with ASC 740, the Company has determined its income tax provision on a separate return basis. The income tax provision as of December 31, 2018 and December 31, 2017 is zero.

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

As of December 31, 2018, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $ 4.6 million, consisting of offering costs of $ 3.5 million and organization costs of $ 1.1 million. Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective. These organization and offering costs are recorded as Due to affiliates on the Company’s Consolidated Balance Sheet as of December 31, 2018.

Foreign Currency

The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Revenues and expenses have been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $42,000 for the year ended December 31, 2018.

The financial position and results of operations APCF is measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no foreign currency exposure to the Company for its investment in APCF.

Earnings Per Share

Basic net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share.

Recent Accounting Pronouncements

Pending Adoption:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged; however, certain refinements were made to conform with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Under ASC 842 as a lessor, lease components will be recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard. The ASU also contains certain practical expedients, which the Company plans to elect.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. On July 25, 2018, the FASB proposed an amendment to ASU 2016- 13 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

Recently Adopted:

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, the Company was required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and has included additional disclosure requirements. The majority of the Company’s revenue is derived from tenant leases at multifamily, office, and industrial properties and the Company has concluded that the adoption of ASU 2014-09 did not have an impact on both the rental revenue and tenant reimbursement income revenue streams. The Company has adopted this standard on January 1, 2018 using the modified retrospective method, and the cumulative impact did not have an impact on equity. Accordingly, there are no differences between the amounts as reported in the Company’s Consolidated Balance Sheets as of December 31, 2018 and its Consolidated Statements of Operations for the year ended December 31, 2018 compared to without the adoption of ASU 2014-09. However, upon adoption of the new leasing standard, ASU 2014-09 may impact the presentation of certain lease and non-lease components of revenue. See above for a further description of the expected impact the new leasing standard may have on the Company.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718)—Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard on January 1, 2018 with no material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees, and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. The Company adopted this standard on January 1, 2018 with no material impact on the Company’s Consolidated Financial Statements and related disclosures.

In November 2016, FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. The Company adopted this standard on January 1, 2018 with no material impact on the Company’s Consolidated Financial Statements and related disclosures.

	For the year ended December 31, 2018	May 19, 2017 (date of initial capitalization) through December 31, 2017
Unrealized gains	$(1,272)	$—
Realized gains	606	—
Dividend income	786	—

Total	$120	$—

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

December 31, 2018
Building and building improvements	$249,552
Land and land improvements	46,609
Furniture, fixtures and equipment	3,249

Total	299,410
Accumulated depreciation	(5,036)

Investments in real estate, net	$294,374

Depreciation expense was $4.9 million and $0.1 million for the year ended December 31, 2018 and for the period from May 19, 2017 (date of initial capitalization) through December 31 2017, respectively.

During the year ended December 31, 2018, the Company acquired interests in four real property investments, which were comprised of one office, multifamily, Industrial and retail property. These property acquisitions have been accounted for as asset acquisitions.

The following table provides further details of the properties acquired during the year ended December 31, 2018 (in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price
Defoor Hills	100%	1	Atlanta, GA	Office	June 2018	$33,808
Tacara at Steiner Ranch	100%	1	Austin, TX	Multifamily	June 2018	47,909
Main Street at Kingwood	100%	1	Houston, TX	Retail	Oct. 2018	85,696
Henderson Interchange	100%	1	Henderson, NV	Industrial	Dec 2018	25,074

		4				$192,487

Note 4. Investments in Real Estate-Related Securities

As of December 31, 2018, the Company’s investments in real estate-related securities included shares of common stock of publicly-traded real estate investment trusts. The Company had no investment in real estate-related securities as of December 31, 2017. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of realized and unrealized income from real estate-related securities during years ended December 31, 2018 and for period May 19, 2017 (date of initial capitalization) through December 31, 2017:

	For the year ended December 31, 2018	May 19, 2017 (date of initial capitalization) through December 31, 2017
Unrealized loss	$(1,272)	$—
Realized gains	606	—
Dividend income	786	—

Realized and unrealized income from real estate-related securities	$120	$—

Note 5. Investment in International Affiliated Fund

Investment in ECF:

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into ECF, an investment fund managed by an affiliate of TIAA. As of December 31, 2018, the Company has funded $18.6 million (€16.2 million) and has a remaining unfunded commitment of approximately $11.4 million (€8.8 million). As described in Note 2, the Company records its investment in ECF using the equity method on its Consolidated Balance Sheets. While the Company has strategies to manage the foreign exchange risk associated with its investment made in Euros, there can be no assurance that these strategies will be successful or that foreign exchange fluctuations will not negatively impact the Company’s financial performance and results of operations in a material manner.

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

Investment in APCF:

On November 9, 2018 the Company entered into a subscription agreement to invest $10 million into APCF, an investment fund manager by an affiliate of TIAA. As of December 31, 2018, the Company has fully funded its commitment of $10 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

APCF was launched in November 2018 as an open-end, U.S. Dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in Asia Pacific.

Note 6. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following for years ended December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	14,679	5,808
Above-market lease intangibles	154	—
Other intangibles	6,557	1,635

Total Intangible assets	21,390	7,443
Accumulated amortization:
In-place lease intangibles	(4,396)	(130)
Above-market lease intangibles	(3)	—
Other intangibles	(624)	(8)

Total accumulated amortization	(5,023)	(138)

Intangible assets, net	16,367	7,305

Intangible liabilities:
Below-market lease intangibles	(5,876)	(250)
Accumulated amortization	117	—

Intangible liabilities, net	(5,759)	(250)

Amortization expense relating to intangible assets was $4.9 million and $0.1 million for the year ended December 31 2018, and for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017, respectively. Income from the amortization of intangible liabilities was $0.1 million for the year ended December 31, 2018.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2019	2,667	974	(343)
2020	1,467	891	(338)
2021	1,227	717	(328)
2022	981	641	(313)
2023	652	497	(312)
Thereafter	3,291	2,362	(4,125)

	10,285	6,082	(5,759)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 7, 9 and 20 years, respectively.

Note 7. Credit Facility

On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500 million. Loans outstanding under the credit facility bear interest, at the Company’s operating partnership’s option, at either an adjusted base rate or an adjusted 30 day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Company’s operating partnership and its subsidiaries. Loans under the credit facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018, the Company amended the Credit Agreement to increase the Credit Facility from $60 million to $150 million in aggregate commitments, with all other terms remaining the same.

As of December 31, 2018, the Company had $70 million in borrowings and $0.2 million in accrued interest outstanding under the Credit Facility. For the year ended December 31, 2018, the Company incurred $0.4 million in interest expense.

As of December 31, 2018, the Company is in compliance with all loan covenants.

Note 8. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	December 31, 2018	December 31, 2017
Straight-line rent receivable	$1,119	$14
Deferred financing costs, net	771	—
Receivables	353	71
Prepaid expenses	288	7
Other	53	—

Total	$2,584	$92

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	December 31, 2018	December 31, 2017
Real estate taxes payable	$2,099	$1,023
Accounts payable and accrued expenses	1,420	388
Tenant security deposits	587	239
Prepaid rental income	386	—
Other	578	78

Total	$5,070	$1,728

As of December 31, 2018, “Other” includes a deposit received on a commercial mortgage loan that the Company has received and will be applied against the funds when the commercial mortgage loan is initiated.

Note 9. Related Party Transactions

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

The Advisor, will receive fees and compensation, payable monthly in arrears, in connection with the offering and ongoing management of the assets of the Company, as follows:

	Class T	Class S	Class D	Class I	Class N
Advisory Fee as a % of NAV	1.25%	1.25%	1.25%	1.25%	0.65%

For the year ended December 31, 2018 and from date of initial capitalization through December 31, 2017, the Company has accrued management fees of approximately $157,000 and $44,000, respectively which has been included in accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2018 and December 31, 2017, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including such shares converted into Class I shares). As of December 31, 2018, the Company has accrued $22,750 of stockholder servicing fees with respect to the outstanding Class D common shares.

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Dealer Manager Fees as a % of Transaction Price	Stockholder Servicing Fee as a % of NAV
Class T Shares	up to 3.0%	0.50%	0.85	% (1)
Class S Shares	up to 3.5%	None	0.85%
Class D Shares	None	None	0.25%
Class I Shares	None	None	None

(1)

Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.

The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held within such account would exceed, in the aggregate, 8.75 % of the sum of the gross proceeds from the sale of such shares and the aggregate gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto (or, solely with respect to the Class T shares, a lower limit set forth in an agreement between the Dealer Manager and the applicable participating broker-dealer in effect on the date that such shares were sold). At the end of such month, each Class T share, Class S share and Class D share held in a stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There is not a stock holder servicing fee with respect to Class I shares.

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

TIAA has agreed to purchase $300 million of shares of Class N common stock. As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N share. As of December 31, 2018, TIAA has purchased an aggregate of $300 million in our Class N common stock as part of TIAA’s commitment to purchase $300 million in shares of our Class N common stock (see Note 13).

Due to Affiliates

	December 31, 2018	December 31, 2017
Accrued stockholder servicing fees (a)	23	—
Advanced organization and offering costs	4,579	—

Total	4,602	—

(a)

The Company will accrue the full amount of future stockholder servicing fees payable to the dealer manager for Class S, Class T and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2018, the Company accrued $22,750 of stockholder servicing fees payable to the dealer manager related to Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The

Company will no longer incur the stockholder servicing fee after June 30, 2053 in connection with those Class D share currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company undertakes a liquidity event before that date. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35 year period from the date of issuance. The Company is currently accruing for this based on 35 years from June 30, 2018.

Note 10. Economic Dependency

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

Note 11. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. For the year ended December 31, 2018 and for the period from initial capitalization through December 31, 2017, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 12. Tenant Leases

As of December 31, 2018, the table presents the future minimum rents the Company expects to receive for its industrial, retail and office properties, excluding tenant reimbursements of operating expenses (in thousands). Leases at the Company’s multifamily investments are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rent
2019	$11,816
2020	11,767
2021	10,980
2022	10,181
2023	8,606
Thereafter	54,180

Total	$107,530

Note 13. Equity

Authorized Capital

On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the Company’s undesignated common stock became Class N shares of common stock and the Class D, Class S, Class T and Class I shares sold in the Offering were authorized.

As of December 31, 2018, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as

Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share.

In addition, the Company’s board of directors may amend the charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock which may be subject to various class-specific fees.

Preferred Stock

As of December 31, 2018, the Company has not sold any preferred stock.

Common Stock

As of December 31, 2018, the Company has issued and outstanding 25,839 shares of Class D common stock, 186,473 shares of Class I common stock, and 29,730,608 shares of Class N common stock. As of December 31, 2018, the Company has not sold any Class T shares or Class S shares.

During the year ended December 31, 2018, the Company sold the following shares of common stock in connection with its initial public offering:

Year ended December 31, 2018 (amounts in thousands, except share data)
	Class I			Class D
	Amount	Shares	Share Price	Amount	Shares	Share Price
May 2018 (1)	600	59,289	$10.12	—	—	—
June 2018	—	—	—	260	25,641	$10.14
July 2018	200	19,685	$10.16	—	—	—
August 2018	300	29,240	$10.26	—	—	—
September 2018	50	4,878	$10.25	—	—	—
October 2018	550	53,450	$10.29	—	—	—
November 2018	200	19,474	$10.27	—	—	—
December 2018 (2)	5	488	$10.25	2	488	$10.25

(1)	Shares purchased by members of the Company’s board of directors.
(2)	Shares issued as part of the distribution reinvestment plan.

The following table shows TIAA’s purchase of common stock during the year ended December 31, 2018:

Year ended December 31, 2018 (amounts in thousands, except share data)
Date	Amount	Shares	Share Price
January 22, 2018	75,750	7,575,000	$10.00
June 1, 2018	25,000	2,465,483	$10.14
August 1, 2018	15,000	1,457,726	$10.29
October 1, 2018	20,000	1,932,367	$10.35
November 1, 2018	5,000	483,559	$10.34
December 1, 2018	35,000	3,391,473	$10.32

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

•

The total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided that , if in any month or quarter the total amount of aggregate repurchases of all classes of common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.

Restricted Stock Grants

The Company’s non-employee directors who are not affiliated with the Advisor or the Company are compensated with an annual fee, of which 25% is made in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, is January 23, 2019. The Company accrued approximately $62,000 of expense for year ended December 31, 2018, in connection with restricted stock portion of director compensation, which is included in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Beginning September 30, 2018, the Company established a monthly record date for a quarterly distribution to stockholders on record as of the last day of each applicable month typically payable within 25 days following quarter end.

The Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record date of September 30, 2018. These distributions were paid on November 26, 2018. The following table details these distributions:

	Class I	Class D	Class N
Net Distribution	$0.08	$0.08	$0.08
Total Distributions Declared	8,955	2,030	1,894,327

Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. The Company accrued $2.5 million for October, November and December 2018 in Distribution payable on the Consolidated Balance Sheets.

Beginning September 30, 2018, the Company established monthly record date for a quarterly distribution to stockholder on record as of the last day of each applicable month typically payable within 25 days following quarter end. For the year ended December 31, 2018, we declared and paid distributions in the amount of $1.905 million. The following table outlines the tax character of our distributions paid in 2018 as a percentage of total distributions. The distribution for the fourth quarter of 2018 was declared and paid in January, 2019 and is excluded from the analysis below:

	Ordinary Income		Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2018 Tax Year	60	%(1)	0%	0%	40%

(1)	100% of the distributions paid in 2018 are non-qualified dividend.

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

Note 14. Segment Reporting

The Company currently operates in six reportable segments: multifamily properties, office properties, industrial properties, retail properties, real estate-related securities and the International Affiliated Fund. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Multifamily	$97,448	$54,074
Industrial	89,963	68,145
Office	34,134	—
Retail	90,881	—
Real Estate-Related Securities	29,228	—
International Affiliated Funds	28,594
Other (Corporate)	6,598	3,681

Total assets	$376,846	$125,900

The following table sets forth the financial results by segment for the year ended December 31, 2018 (in thousands):

	Multifamily	Office	Industrial	Retail	Real Estate-Related Securities	International Affiliated Funds	Total
Revenues:
Rental Revenue	$6,934	$1,209	$4,241	$998	$—	$—	$13,382
Tenant reimbursement income	263	274	1,840	119	—	—	2,496

Total revenues	7,197	1,483	6,081	1,117	—	—	15,878
Expenses:
Rental property operating	3,395	274	1,821	162	—	—	5,652

Total expenses	3,395	274	1,821	162	—	—	5,652

Realized and unrealized income from real estate-related securities	—	—	—		120	—	120
Income from investment in international affiliated funds	—	—	—		—	34	34

Segment net operating income	$3,802	$1,209	$4,260	$955	$120	$34	$10,380

Depreciation and amortization	$4,924	$605	$3,687	$582	$—	$—	$9,798
General and administrative expenses							(3,950)
Advisory fee due to affiliate							(1,485)
Interest Income							120
Interest Expense							(434)

Net loss							$(5,167)

The following table sets forth the financial results by segment for the period May 19, 2017 (date of initial capitalization) through December 31, 2017 (in thousands):

	Multifamily	Industrial	Total
Revenues:
Rental revenue	$300	$74	$374
Tenant reimbursement income	3	13	16

Total revenues	303	87	390
Expenses:
Rental property operating expenses	$154	$21	$175

Total expenses	154	21	175

Segment net operating income	$149	$66	$215

Depreciation and amortization	$214	$47	$261
General and administrative expenses			$238
Advisory fee			44

Net loss			$(328)

Note 15. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly results:

2018	March 31	June 30	September 30	December 31
Total revenues	$2,822	$3,015	$4,536	$5,505
Net income (loss)	$(1,515)	$287	$(849)	$(3,090)
Net loss attributable to stockholders	$(1,515)	$287	$(849)	$(3,090)
Net income (loss) per share	$(0.08)	$0.01	$(0.04)	$(0.11)

2017	March 31	May 19, 2017 (date of initial capitalization) through June 30	September 30	December 31
Total revenues	$—	$—	$—	$390
Net loss	$—	$—	$—	$(328)
Net loss attributable to stockholders	$—	$—	$—	$(328)
Net loss per share	$—	$—	$—	$(0.30)

Note 16. Subsequent Events

On January 2, 2019, we filed Articles Supplementary to our charter, which set forth the rights, preferences and privileges of our 12.0% Series A cumulative non-voting preferred stock (“Series A Preferred Stock”). On January 4, 2019, we sold 125 shares of our Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration. The offering of Series A Preferred Stock was effected for the purpose of our having at least 100 stockholders to satisfy one of the qualifications we must meet in order to qualify as a real estate investment trust under the Code.

Our board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of October 31, 2018, November 30, 2018 and December 31, 2018. The Company paid these distributions amounting to $2.5 million on January 29, 2019.

On January 1, 2019 the Company sold approximately $55,000 of common stock (2,347 Class T shares & 2,912 Class I shares) at a purchase price of $10.30 for Class T and $10.29 for Class I.

On February 1, 2019 the Company sold approximately $450,000 of common stock (37,938 Class T shares & 3,887 Class I shares) at a purchase price of $10.28 for Class T and $10.29 for Class I.

On March 1, 2019 the Company sold approximately $410,000 of common stock (9,326 Class T shares, 22,596 Class D shares & 7,204 Class I shares) at a purchase price of $10.41 for Class T, $10.40 for Class D and $10.41 for Class I.

Nuveen Global Cities REIT, Inc.

Real Estate and Accumulated Depreciation

December 31, 2018

(in thousands)

Schedule III

					Initial Costs			Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora, IL	Multi-family	2003	2017	—	$5,894	$44,713	$76	$5,894	$44,713	$50,683	$1,349	15-40 years
Phoenix, AZ	Industrial	1998	2017	—	3,891	11,337	15	3,891	11,337	15,243	370	15-40 years
Denver & Goldein Co	Industrial	Various	2017	—	8,773	38,495	—	8,773	38,495	47,268	1,320	15-40 years
Atlanta, GA	Office	1970	2018	—	8,385	36,319	72	8,385	36,319	44,776	548	15-40 years
Austin, TX	Multi-family	2017	2018	—	4,472	25,599	32	4,472	25,599	30,103	425	15-40 years
Houston, TX	Retail	2016	2018	—	10,708	74,501	—	10,708	74,501	85,209	464	15-40 years
Henderson, NV	Industrial	2017	2018	—	4,475	18,316	—	4,475	18,316	22,791	20	15-40 years

				$—	$46,598	$249,281	$195	$46,598	$249,281	$296,073	$4,498

(a)	The aggregate cost for federal income tax purposes at December 31, 2018 was approximately $308.3 million.

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $3.3 million. Accumulated Depreciation does not include $0.5 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2018 and December 31, 2017, respectively, is as follows:

Rental Properties	2018	2017
Balance at beginning of period	$113,103	$—
Additions	182,970	113,103

Balance at end of period	$296,073	$113,103

Accumulated Depreciation	2018	2017
Balance at beginning of period	$123	$—
Additions	4,375	123

Balance at end of period	$4,498	$123