Form 10-Q
period 2019-03-31
Nuveen Global Cities REIT, Inc.
filed 2019-05-14
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of May 14, 2019, there were 98,483 outstanding shares of Class D common stock, 395,001 outstanding shares of Class I common stock, 153,402 outstanding shares of Class T common stock and 29,730,608 outstanding shares of Class N common stock. There were no outstanding shares of Class S common stock.

ITEM 1.	FINANCIAL STATEMENTS

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019 (unaudited)		December 31, 2018
Assets
Investments in real estate, net	$292,295		$294,374
Investment in commercial mortgage loan, at fair value	45,133		—
Investments in real estate-related securities, at fair value	33,952		29,228
Investments in international affiliated funds	28,004		28,594
Cash and cash equivalents	5,485		5,643
Restricted cash	3,562		56
Intangible assets, net	15,130		16,367
Other assets	3,316		2,584

Total assets	$426,877		$376,846

Liabilities and Equity
Credit Facility	$115,000		70,000
Accounts payable, accrued expenses, and other liabilities	5,862		5,070
Intangible liabilities, net	5,673		5,759
Due to affiliates	4,722		4,602
Distribution Payable	2,666		2,484
Subscriptions received in advance	2,467		55

Total liabilities	$136,390		$87,970

Equity
Series A Preferred Stock	129		—
Common stock—Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 48,606 and 25,839 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	(a)	—
Common stock—Class T Shares, $0.01 par value per share, 500,000,000 shares authorized, 49,624 and no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	(b)	—
Common stock—Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 207,822 and 186,474 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2		2
Common stock—Class N Shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at March 31, 2019 and December 31, 2018	297		297
Additional paid-in capital	299,215		298,419
Accumulated deficit and cumulative distributions	(8,805)		(9,884)
Accumulated other comprehensive (loss) income	(350)		42

Total stockholders’ equity	290,487		288,876

Total Equity	290,487		288,876

Total liabilties and equity	$426,877		$376,846

(a)	The Class D Shares amount is not presented due to rounding; see Note 14.
(b)	The Class T Shares amount is not presented due to rounding; see Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues
Rental revenue	$6,745	$2,822
Interest income from commercial mortgage loan	21	—

Total revenues	6,766	2,822
Expenses
Property operating	2,286	966
General and administrative	958	1,691
Advisory fee due to affiliate	467	295
Depreciation and amortization	3,387	1,773

Total expenses	7,098	4,725
Other income (expense)
Realized and unrealized income from real estate-related securities	4,986	388
Income (loss) from equity investment in unconsolidated international affiliated funds	(165)	—
Interest income	11	—
Interest expense	(752)	—

Total other income (expense)	4,080	388

Net income (loss)	3,748	(1,515)

Net income attributable to series A preferred stock	4	—

Net income (loss) attributable to NREIT stockholders	$3,744	$(1,515)

Net income (loss) per share of common stock—basic and diluted	$0.12	$(0.08)

Weighted-average shares of common stock outstanding, basic and diluted	29,994,015	18,148,333

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income (loss)	$3,748	$(1,515)
Other comprehensive income (loss):
Unrealized loss from currency translation	(392)	—

Comprehensive income (loss)	3,356	(1,515)
Comprehensive income attributable to series A preferred stock	4	—

Comprehensive income attributable to NREIT stockholders	$3,352	$(1,515)

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

		Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
	Series A Preferred Stock	Common Stock Class D		Common Stock Class T	Common Stock Class I		Common Stock Class N
Balance at January 1, 2018	$—	$—		$—	$—		$124	$124,126	$(328)	$—	$123,922
Issuance of 7,575,000 shares of Common Stock (net of $2,510 of offering costs)	—	—		—	—		76	73,164	—	—	$73,240
Amortization of restricted stock grants	—	—		—	—		—	11	—	—	$11
Net loss	—	—		—	—		—	—	(1,515)	—	$(1,515)

Balance at March 31, 2018	$—	$—		$—	$2		$200	$197,301	$(1,843)	$—	$195,658

Balance at December 31, 2018	$—	$—		$—	$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 93,740 shares of Common Stock (net of $69 of offering costs)	—	—	(a)	— (a)	—	(a)	—	775	—	—	— 775
Distribution reinvestment	—	—	(b)	—	—	(b)	—	10	—	—	10
Amortization of restricted stock grants	—	—		—	—		—	11	—	—	11
Net income	4	—		—	—		—	—	3,744	—	3,748
Distributions declared on common stock	—	(3)		(2)	(15)		(2,646)	—	—	—	(2,666)
Issuance of 125 shares of series A preferred stock	125	—		—	—		—	—	—	—	125
Foreign currency translation adjustment	—	—		—	—		—	—	—	(392)	(392)

Balance at March 31, 2019	$129	$(3)		$(2)	$(13)		$(2,349)	$299,215	$(6,140)	$(350)	$290,487

(a)	The Class D, Class T, and Class I Shares amount is not presented due to rounding
(b)	The Class D and Class I Distribution reinvestment amount is not presented due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities:
Net income (loss)	$3,748	$(1,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,387	1,773
Unrealized gain on changes in fair value of real estate-related securities	(4,769)	(274)
Realized loss on sale of real estate-related securities	76	—
Loss from equity investment in unconsolidated international affiliated funds	165	—
Straight line rent adjustment	(410)	(45)
Amortization of below-market lease intangibles	(87)	(16)
Amortization of loan closing costs	99	—
Amortization of restricted stock grants	11	11
Change in assets and liabilities:
(Increase) in other assets	(421)	(441)
Increase in due to affiliates	120	873
(Decrease)/Increase in accounts payable, accrued expenses, and other liabilities	(434)	1,034

Net cash provided by operating activites	1,485	1,400

Cash flows from investing activities:
Origination and fundings of commercial mortgage loan	(45,202)	—
Escrow for commercial mortgage loan	1,096
Capital improvements to real estate	(62)	(26)
Purchase of real estate-related securities	(2,907)	(19,944)
Proceeds from sale of real estate-related securities	2,876	—

Net cash (used in) investing activities	(44,199)	(19,970)

Cash flows from financing activities:
Proceeds from issuance of common stock	969	75,750
Borrowings from credit facility	45,000	—
Proceeds from issuance of series A preferred stock, net of costs	110	—
Subscriptions received in advance	2,467	—
Distributions	(2,484)	—

Net cash provided by financing activities	46,062	75,750

Net increase in cash and cash equivalents and restricted cash during the period	3,348	57,180
Cash and cash equivalents and restricted cash, beginning of period	$5,699	$3,681

Cash and cash equivalents and restricted cash, end of period	$9,047	$60,861

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets, end of period:
Cash and cash equivalents	$5,485	$60,861
Restricted cash	3,562	—

Total cash and cash equivalents and restricted cash	$9,047	$60,861

Supplemental disclosures:
Interest paid	$534	$—

Series A preferred stock costs	$15	$—

Non-cash investing activities:
Accrued capital expenditures	$10	$—

Non-cash financing activities:
Accrued distributions	$2,666	$—

Accrued stockholder servicing fees	$74	$—

Distribution reinvestments	$10	$—

Accrued offering costs due to affiliate	$3,557	$2,510

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.

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

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value or fair value, less cost to sell if classified as held for sale. During the periods presented, no such impairment occurred.

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

Investment in the International Affiliated Funds

The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund FCP (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income from the investment in International Affiliated Funds represent the Company’s allocable share of each fund’s net income for the three months ended March 31, 2019 and is reported as income (loss) from equity investment in unconsolidated international affiliated funds on the Company’s Consolidated Statement of Operations. The Company had no investment in International Affiliated Funds as of March 31, 2018.

This includes the Company’s allocable share of the International Affiliated Fund’s income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) when received by the Company. All contributions to or distributions from the investment in the International Affiliated Fund is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Consolidated Balance Sheets.

Investment in Commercial Mortgage Loan at Fair Value

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and requires certain disclosures about fair value measurements. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, any financial liabilities are reported at fair value.

A third-party independent valuation firm appointed by the Company oversees and administers the appraisal process quarterly in accordance with the Company’s valuation policy. The values are based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral, and the credit quality of the borrower.

Deferred Financing Costs

Deferred financing costs include certain costs to obtain the credit facility and are included in Other Assets on the Company’s Consolidated Balance Sheets. These costs consist of external fees and costs incurred to obtain the Company’s credit facility. Such costs have been deferred and are being amortized over the term of the credit facility and included within interest expense. Unamortized costs are charged to expenses upon early repayment or significant modification of the credit facility. Fully amortized deferred financing costs are removed from the books upon the maturity of the credit facility.

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

Level 1—quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2—quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3—pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment.

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

As of March 31, 2019, the Company’s $34.0 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

As of March 31, 2019, the Company’s $45.1 million of investment in commercial mortgage loan consisted of a loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue— consists of base rent arising from tenant operating leases at the Company’s office, industrial and multifamily properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs includes in lease agreements.

Interest income from commercial mortgage loan—consists of interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate. Loan origination fees, commitment fees and direct loan origination costs are offset and the net amount is deferred and amortized over the term of the related loan as an adjustment to yield using the effective interest method. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of March 31, 2019, the Company did not have any mortgage loans on nonaccrual status.

Cash and Cash Equivalents

Cash and cash equivalents represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of March 31, 2019, restricted cash primarily consists of $2,466,500 of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash primarily consists of $1,095,530 cash received in escrow related to the loan receivable acquired in March 2019.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of March 31, 2019, the Company has three active TRSs: the Company uses two TRSs to hold its investments in the International Affiliated Funds and one TRS to hold its senior loan investment in the commercial mortgage loan. No income tax provision was included in the consolidated financial statements as there was no income tax expense.

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

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 31, 2018. For the three months ended March 31, 2019, the Company reimbursed the Advisor $0.2 million for costs related to the advanced expenses.

As of March 31, 2019, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.7 million, consisting of offering costs of $3.6 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective. These organization and offering costs are recorded as Due to affiliates on the Company’s Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.

Foreign Currency

The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Revenues and expenses have been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income (AOCI), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a loss of $392 thousand for the three months ended March 31, 2019.

The financial position and results of operations of APCF is measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.

Earnings per Share

Basic net income/(loss) per share of common stock is determined by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share.

Recent Accounting Pronouncements

Pending Adoption:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2019-13”). ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. Management is currently evaluating the impact of this guidance.

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

Recently Adopted:

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. This ASU applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Company has elected.

The Company has elected the transition package of practical expedients permitted within the new standard. This practical expedient permits the Company to carryforward the historical lease classification and not to reassess initial direct costs for any existing leases.

In addition, the Company has elected the practical expedient that allows lessors to avoid separating lease and non-lease components within a contract if certain criteria are met. The lessor’s practical expedient election is limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. This practical expedient allows the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.

In February 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements (“ASU 2019-01”). ASU 2019-01 addresses two lessor implementation issues and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the new lease accounting standard. One exemption applicable to the Company would ASU 2019-01 exempt the Company from having to provide certain interim disclosures in the fiscal year in which a company adopts the new lease accounting standard. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted ASU 2019-01 and concluded that the adoption did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Beginning January 1, 2018, the Company was required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and has included additional disclosure requirements. The majority of the Company’s revenue is derived from tenant leases at multifamily, office, retail, and industrial properties and the Company has concluded that the adoption of ASU 2014-09 did not have an impact on both the rental revenue and tenant reimbursement income revenue streams.

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Building and building improvements	$249,522	$249,552
Land and land improvements	46,609	46,609
Furniture, fixtures and equipment	3,345	3,249

Total	299,476	299,410
Accumulated depreciation	(7,181)	(5,036)

Investments in real estate, net	$292,295	$294,374

Depreciation expense was $2.1 million for the three months ended March 31, 2019.

The Company had no property acquisitions in the three months ended March 31, 2019 and during the year ended December 31, 2018, the Company acquired interests in four real property investments, which were comprised of one office, multifamily, industrial and a retail property. These property acquisitions have been accounted for as asset acquisitions.

Note 4. Investments in Real Estate-Related Securities

As of March 31, 2019 and March 31, 2018, the Company’s investments in real estate-related securities included shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of realized and unrealized income from real estate-related securities during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Unrealized gains	$4,769	$274
Realized (losses)	(76)	—
Dividend income	293	114

Total	$4,986	$388

Note 5. Investment in International Affiliated Funds

Investment in ECF:

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into ECF. As of March 31, 2019, the Company had funded $18.6 million (€16.2 million) and has a remaining unfunded commitment of approximately $11.4 million (€8.8 million). As described in Note 2, the Company records its investment in ECF using the equity method on its Consolidated Balance Sheets. While the

Company has strategies to manage the foreign exchange risk associated with its investment made in Euros, there can be no assurance that these strategies will be successful or that foreign exchange fluctuations will not negatively impact the Company’s financial performance and results of operations in a material manner.

ECF was formed in March 2016 as an open-end, Euro-denominated fund which seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield.

For the three months ended March 31, 2019, the Company recorded approximately $163,000 in income and unrealized loss based on its allocable share from ECF that is reflected on the Consolidated Statements of Operations.

Investment in APCF:

On November 9, 2018 the Company entered into a subscription agreement to invest $10 million into APCF. As of March 31, 2019, the Company has fully funded its commitment of $10 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

APCF was launched in November 2018 as an open-end, U.S. Dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in Asia Pacific.

For the three months ended March 31, 2019, the Company recorded approximately $328,000 in losses based on its allocable share from APCF that is reflected on the Consolidated Statements of Operations.

Note 6. Investment in Commercial Mortgage Loan

As of March 31, 2019 the Company had originated a senior and a mezzanine loan for an industrial property in Masbeth, NY. Loan terms as of March 31, 2019 are summarized below:

Investment Name	Asset Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Avenue	Senior Loan	Masbeth, NY	Libor + 285 bps	March 29, 2024	Interest only	34,173	—	34,173	34,173
55 Grand Avenue	Mezzanine Loan	Masbeth, NY	Libor + 285 bps	March 29, 2024	Interest only	14,375	2,984	11,391	11,391

The estimated fair value of the mortgage loans are based on internally developed models that primarily use market based or independently sourced market data, including interest rate yield curves and market spreads. Valuation adjustments may be made to reflect credit quality, liquidity, and other observable and unobservable data that are applied consistently over time.

Note 7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$14,679	$14,679
Above-market lease intangibles	154	154
Other intangibles	6,563	6,557

Total intangible assets	$21,396	$21,390
Accumulated amortization:
In-place lease intangibles	(5,385)	(4,396)
Above-market lease intangibles	(8)	(3)
Other intangibles	(873)	(624)

Total accumulated amortization	$(6,266)	$(5,023)

Intangible assets, net	$15,130	$16,367

Intangible liabilities:
Below-market lease intangibles	$(5,876)	$(5,876)
Accumulated amortization	203	117

Intangible liabilities, net	$(5,673)	$(5,759)

Amortization expense relating to intangible assets was $1.2 million for the three months ended March 31, 2019. Income from the amortization of intangible liabilities was approximately $0.1 million for the three months ended March 31, 2019.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
Remaining 2019	$1,676	$728	$(257)
2020	1,467	891	(338)
2021	1,227	717	(328)
2022	981	641	(313)
2023	652	497	(312)
Thereafter	3,291	2,362	(4,125)

	$9,294	$5,836	$(5,673)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 7, 9 and 20 years, respectively.

Note 8. Credit Facility

On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500 million. Loans outstanding under the credit facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30 day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP’s and its subsidiaries. Loans under the credit facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018, the Company amended the Credit Agreement to increase the Credit Facility from $60 million to $150 million in aggregate commitments, with all other terms remaining the same.

As of March 31, 2019, the Company had $115 million in borrowings and $0.2 million in accrued interest outstanding under the Credit Facility. For the three months ended March 31, 2019, the Company incurred $0.7 million in interest expense.

As of March 31, 2019, the Company is in compliance with all loan covenants.

Note 9. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	March 31, 2019	December 31, 2018
Straight-line rent receivable	$1,529	$1,119
Deferred financing costs, net	703	771
Receivables	645	353
Prepaid expenses	397	288
Other	42	53

Total	$3,316	$2,584

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	March 31, 2019	December 31, 2018
Real estate taxes payable	$1,611	$2,099
Accounts payable and accrued expenses	1,391	1,420
Escrow funds for commercial mortgage loan	1,095	—
Prepaid rental income	652	386
Tenant security deposits	569	587
Other	544	578

Total	$5,862	$5,070

As of December 31, 2018, “Other” included a deposit received on a commercial mortgage loan that the Company has received and was applied against the funds when the commercial mortgage loan was originated in March 2019.

Note 10. Related Party Transactions

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

The Advisor, will receive fees and compensation, payable monthly in arrears, in connection with the offering and ongoing management of the assets of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee as a % of NAV	1.25%	1.25%	1.25%	1.25%	0.65%

As of March 31, 2019, the Company has accrued management fees of approximately $162,000 which has been included in accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2019, the Company had not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of March 31, 2019, the Company has accrued approximately $74,000 of stockholder servicing fees with respect to the outstanding Class D and Class T common shares.

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

If not already converted into Class I shares upon a determination that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed the applicable limit as described above, each Class T share, Class S share, Class D share and Class N share held in a stockholder’s account will automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share on the earliest of (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets, in each case in a transaction in which stockholders receive cash and/or listed securities or (iii) after termination of the primary portion of the offering in which such Class T shares, Class S shares and Class D shares were sold, the end of the month in which the Company, with the assistance of the dealer manager, determines that all underwriting compensation from all sources in connection with the Offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds of the primary portion of the Offering. In addition, immediately before any liquidation, dissolution or winding up, each Class T share, Class S share, Class D share and Class N shares will automatically convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share.

As part of TIAA’s agreement to purchase these Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares.

Due to Affiliates

	March 31, 2019	December 31, 2018
Accrued stockholder servicing fees(a)	$74	$23
Advanced organization and offering costs	4,648	4,579

Total	$4,722	$4,602

(a)

The Company accrues the full amount of future stockholder servicing fees payable to the dealer manager for Class S, Class T and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of March 31, 2019, the Company accrued approximately $74,000 of stockholder servicing fees payable to the Dealer Manager related to Class D and Class T shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after February 2054 in connection with those Class D and Class T shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company undertakes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35 year period from the date of issuance and 7 years for Class S shares and Class T shares from date of issuance.

Note 11. Economic Dependency

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

Note 12. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 13. Tenant Leases

Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows (millions):

Year	Future Minimum Rent
Remaining 2019	$11,992
2020	15,871
2021	15,128
2022	14,272
2023	12,778
Thereafter	65,087

Total	$135,128

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

Note 14. Equity

Authorized Capital

On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the Company’s undesignated common stock became Class N shares of common stock and the Class D, Class S, Class T and Class I shares sold in the Offering were authorized.

As of March 31, 2019, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share.

In addition, the Company’s board of directors may amend the charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock which may be subject to various class-specific fees.

Preferred Stock

On January 2, 2019, the Company filed Articles Supplementary to its charter, which set forth the rights, preferences and privileges of its 12.0% Series A cumulative non-voting preferred stock (“Series A Preferred

Stock”). On January 4, 2019, the Company sold 125 shares of its Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration. The offering of Series A Preferred Stock was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the qualifications we must meet in order to qualify as a REIT under the code.

Common Stock

As of March 31, 2019, the Company has issued and outstanding 48,606 shares of Class D common stock, 207,822 shares of Class I common stock, 49,624 shares of Class T common stock and 29,730,608 shares of Class N common stock. As of March 31, 2019, the Company has not sold any Class S shares.

During the three months ended March 31, 2019, the Company sold the following shares of common stock in the Offering:

	Three months ended March 31, 2019
	Class I			Class D			Class T
	Amounts	Shares	Share Price	Amounts	Shares	Share Price	Amounts	Shares	Share Price
January 2019	$30,000	2,913	$10.30	$—	—	$—	$24,272	2,359	$10.29
February 2019(1)	$115,574	11,232	$10.29	$1,755	171	$10.28	$390,007	37,939	$10.28
March 2019	$75,000	7,205	$10.41	$235,000	22,596	$10.40	$97,087	9,327	$10.41

(1)	Include shares issued as part of the distribution reinvestment plan and restricted stock awarded to Board Members

The Class N shares owned by TIAA (excluding the initial capitalization which must be held for so long as the Advisor or its affiliate remains the advisor) shall be subject to the following limitations on repurchase:

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

Restricted Stock Grants

The Company’s Independent directors are compensated with an annual fee, of which 25% is made in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred on February 1, 2019. The Company accrued approximately $11,000 of expense for the three months ended March 31, 2019, in connection with restricted stock portion of director compensation, which is included in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Beginning September 30, 2018, the Company established a monthly record date for a quarterly distribution to stockholders on record as of the last day of each applicable month typically payable within 25 days following quarter end. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of October 31, 2018, November 30, 2018 and December 31, 2018. These distributions were paid on January 29, 2019. The following table details these distributions:

	Class I	Class D	Class N
Net Distribution	$0.07	$0.07	$0.08
Total Distributions Declared	13,640	1,760	2,468,230

Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. The Company accrued $2.7 million for January, February and March 2019 in Distribution payable on the Consolidated Balance Sheets.

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

Note 15. Segment Reporting

The Company currently operates in seven reportable segments: multifamily properties, office properties, industrial properties, real estate-related securities, International Affiliated Funds, and mortgage loans. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Multifamily	$96,268	$97,448
Industrial	89,076	89,963
Office	34,170	34,134
Retail	90,319	90,881
Real Estate-Related Securities	33,952	29,228
International Affiliated Fund	28,051	28,594
Commercial Mortgage Loans	45,134	—
Other (Corporate)	9,908	6,598

Total assets	$426,878	$376,846

The following table sets forth the financial results by segment for the three months ended March 31, 2019 (in thousands):

	Multifamily	Office	Industrial	Retail	Real Estate- Related Securities	International Affiliated Funds	Commercial Mortgage Loan	Total
Revenues:
Rental Revenue	$2,360	$810	$1,931	$1,644	$—	$—	$—	$6,745
Interest income from commercial mortgage loan	—	—	—	—	—	—	21	21

Total revenues	2,360	810	1,931	1,644	—	—	21	6,766
Expenses:
Rental property operating	1,085	255	575	371	—	—	—	2,286

Total expenses	1,085	255	575	371	—	—	—	2,286

Realized and unrealized income from real estate-related securities	—	—	—	—	4,986	—	—	4,986
Income (loss) from equity investment in unconsolidated international affiliated funds	—	—	—	—	—	(165)	—	(165)

Segment net operating income	$1,275	$555	$1,356	$1,273	$4,986	$(165)	$42	$9,301

Depreciation and amortization	(1,201)	(280)	(1,117)	(789)	—	—	—	(3,387)
General and administrative expenses								(958)
Advisory fee due to affiliate								(467)
Interest Income								11
Interest Expense								(752)

Net income								3,748

Net income attributable to series A preferred stock								4

Net income attributable to NREIT stockholders								$3,744

The following table sets forth the financial results by segment for the three months ended March 31, 2018 (in thousands):

	Multifamily	Industrial	Real Estate-Related Securities	Total
Revenues:
Rental revenue	$1,295	$1,527	$—	$2,822

Total revenues	$1,295	$1,527	$—	$2,822
Expenses:
Rental property operating expenses	$580	$386	$—	$966

Total expenses	$580	$368	$—	$966

Realized and unrealized income from real estate-related securities	—	—	388	388

Segment net operating income	$715	$1,141	$388	$2,244

Depreciation and amortization	$851	$922	$—	$1,773
General and administrative expenses				1,691
Advisory fee due to affiliate				295

Net loss				$(1,515)

Note 16. Subsequent Events

The Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of January 31, 2019, February 28, 2019 and March 31, 2019. The Company paid these distributions amounting to $2.7 million on April 29, 2019.

On April 1, 2019 the Company sold approximately $2.5 million of common stock (19,157 Class D shares, 183,014 Class I Shares, and 33,457 Class T shares) at a purchase price of $10.44 for Class D, $10.45 for Class I, and $10.33 for Class T.

On May 1, 2019 the Company sold approximately $1.1 million of common stock (30,720 Class D shares, 4,165 Class I Shares, and 70,321 Class T shares) at a purchase price of $10.50 for Class D, $10.52 for Class I, and $10.42 for Class T.

On May 3, 2019 the Company completed the acquisition of the property known as East Sego Lily from an unaffiliated third party for a total cost of $44.6 million, including purchase price credits and transaction costs. East Sego Lily is a 5-story 148,467 square feet suburban office building located in the Sandy submarket of Salt Lake City, UT. The Property is 97% leased to eight tenants with a weighted average lease term remaining of 7 years. The Company funded the acquisition with cash on hand, proceeds from the sale of REIT securities, and borrowings of $33 million from its Credit Facility.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (“Nuveen Real Estate Global Cities Advisors” or the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;

•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;

•	preserve and protect stockholders’ invested capital;

•	realize appreciation from proactive investment management and asset management; and

•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Summary of Portfolio

The following charts provide information on the nature and geographical locations of our real properties as of March 31, 2019:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands)	Sq Feet (in thousands)/ # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	246	units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	266	units	89%

Total Multifamily	2				$102,127	512	units	92%

Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq ft.	96%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	25,074	197	sq ft.	100%

Total Industrial	5				$92,994	948	sq ft.	98%

Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	$85,696	199	sq ft.	98%

Total Retail	1				$85,696	199	sq ft.	98%

Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	$33,808	91	sq ft.	100%

Total Office	1				$33,808	91	sq ft.	100%

Total Investment Properties	9				$314,626

(*) Based upon the market value of the properties.

Kirkland Crossing

On December 8, 2017, we acquired the Kirkland Crossing Apartments (“Kirkland Crossing”), a multifamily property from an unaffiliated third party for approximately $54.1 million, exclusive of closing costs. Constructed in 2003, Kirkland Crossing consists of 266 units with a mix of one-, two- and three-bedroom units, and is located in Aurora, Illinois, a suburb of Chicago. As of March 31, 2019, in-place rents at Kirkland Crossing were approximately $1,628 per unit. Consistent with most multifamily apartment properties, Kirkland Crossing has lease terms that are generally one year.

West Phoenix Industrial

On December 21, 2017, we acquired West Phoenix Industrial (“West Phoenix Industrial”) from an unaffiliated third party for a gross purchase price of approximately $16.9 million, exclusive of closing costs. Constructed in 1998, West Phoenix Industrial is an industrial warehouse/distribution building totaling 264,981 square feet, and is located in Phoenix’s Southwest submarket. As of March 31, 2019, West Phoenix Industrial was 100% leased to two tenants with a weighted average remaining lease term of 2.2 years at a weighted average rent of $3.94 per square foot per year.

Denver Industrial Portfolio

On December 28, 2017, we acquired a fee simple interest in an approximately 486,000 square foot three-property industrial portfolio located in the Central and West submarkets of Denver, Colorado (the “Denver Industrial Portfolio”). The portfolio was acquired from an unaffiliated third party for approximately $51.0 million, excluding closing costs. The Denver Industrial Portfolio is 96% leased to 20 tenants as of March 31, 2019. The portfolio is comprised of one Class-A, 261,825 square foot bulk distribution warehouse (“16600 Table Mountain”) that is leased to two tenants, one 71,193 square foot urban small-bay warehouse that is leased to four tenants (“6400 Broadway”), and one 152,966 square foot urban infill property that is comprised of three buildings and leased to 14 tenants (“Bryant Street Quad”). The remaining weighted average lease term across the portfolio is 3.2 years.

Defoor Hills

On June 15, 2018, we acquired 2282 and 2300 Defoor Hills (“Defoor Hills”) from an unaffiliated third party for approximately $33.8 million, including purchase price credits and transaction costs. Built in 1970 and redeveloped in 2017, Defoor Hills is a 90,820 square foot adaptive reuse/creative office property located in the West Midtown submarket of Atlanta, Georgia. As of March 31, 2019, Defoor Hills was 100% leased to three tenants with a weighted average remaining lease term of 11 years at a weighted average rent of $21.52 per square foot per year.

Tacara at Steiner Ranch

On June 25, 2018, we acquired Tacara at Steiner Ranch (“Tacara”), a multifamily property located in Austin, Texas, from an unaffiliated third party for approximately $47.9 million, including transaction costs. Constructed in 2017, Tacara consists of 246 units with a mix of one-, two- and three-bedroom units. As of March 31, 2019, weighted average in-place rents at Tacara were approximately $1,425 per unit. Consistent with most multifamily apartment properties, Tacara has lease terms that are generally one year.

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

Henderson Interchange

In December 2018, we acquired Henderson Interchange from an unaffiliated third party for approximately $25.1 million. Built in 2017, Henderson Interchange is a 197,210 square foot industrial property. As of March 31, 2019, Henderson Interchange was 100% leased to three tenants with a weighted average remaining lease term of approximately 7 years. Henderson Interchange is located within the key industrial market in the Henderson submarket in southwest Las Vegas, Nevada.

The following schedule details the expiring leases at our industrial, retail, and office properties by annualized base rent and square footage as of March 31, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
Remaining 2019	2	528	5%	89	7%
2020	3	998	9%	232	19%
2021	7	597	5%	110	9%
2022	15	2,052	18%	270	22%
2023	6	641	5%	56	5%
2024	3	417	4%	40	3%
2025	3	262	2%	17	1%
2026	2	146	1%	105	9%
2027	11	1,271	11%	32	3%
2028	5	810	7%	64	5%
Thereafter	8	3,942	34%	199	16%

Total	65	11,666	100%	1,214	100%

1)	the annualized March 31, 2019 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

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

During the three months ended March 31, 2019, we acquired $2.9 million of common stock of publicly-traded REITs. The fair value of our real estate-related investments was approximately $34.0 million as of March 31, 2019.

Investment in International Affiliated Funds

We report our investment in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund FCP (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income from the investments in the International Affiliated Funds represent our allocable share of each fund’s net income for the three months ended March 31, 2019 and is reported as income (loss) from equity investment in unconsolidated international affiliated funds on our Consolidated Statements of Operations.

This includes our allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) when received by us. All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Consolidated Balance Sheets.

For the three months ended March 31, 2019, the Company recorded approximately $163,000 in income and unrealized loss based on its allocable share from ECF that is reflected on the Consolidated Statements of Operations.

For the three months ended March 31, 2019, the Company recorded approximately $328,000 in losses based on its allocable share from APCF that is reflected on the Consolidated Statements of Operations.

Investment in Commercial Mortgage Loan

We originated our first commercial mortgage loan on March 28, 2019 for an industrial property in Masbeth, NY. The initial term of the loan is 3 years with an option to extend twice for 1 year each. Based on the terms of the loan, we funded the loan on a 60% loan to cost basis amounting to $46 million. The borrower has the option to upsize the loan in two phases up to 80% loan to cost basis with a corresponding reduction in the interest rate. The borrower can request the upsize once an anchor lease for the property is signed and other requirements have been fulfilled.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities and the International Affiliated Funds.

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including: our ability to enter into leases with increasing or market value rents for the properties that we acquire; and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues
Rental revenue	$6,745	$2,822
Interest income from commercial mortgage loan	21	—

Total Revenues	6,766	2,822
Expenses
Rental property operating expenses	2,286	966
General and administrative expenses	958	1,691
Advisory fee due to affiliate	467	295
Depreciation and amortization	3,387	1,773

Total Expenses	7,098	4,725
Other Income
Realized and unrealized income from real estate-related securities	4,986	388
Income (loss) from equity investment in unconsolidated international affiliated funds	(165)	—
Interest income	11	—
Interest expense	(752)	—

Net income	3,748	(1,515)

Net income attributable to non-controlling interests	4	—

Net income attributable to NREIT stockholders	$3,744	$(1,515)

Due to acquisitions of real estate and Real Estate-Related Securities we have made since we commenced principal operations in December 2017, our results of operations for the three and months ended March 31, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2019 and 2018 and are discussed further below.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities segment to be same property.

For the three months ended March 31, 2019 and March 31,2018, our same property portfolio consisted of one multifamily and two industrial properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) management fee, (c) performance participation allocation, (d) interest income, and (e) income from Real Estate-Related Securities.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). The following table reconciles GAAP net loss attributable to NREIT stockholders to same property NOI for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to NREIT stockholders	$3,744	$(1,515)
Adjustments to reconcile to same property NOI
General and administrative	958	1,691
Advisory fee due to affiliate	467	295
Depreciation and amortization	3,387	1,773
Income from investment in International Affiliated Funds	(159)
Income from real-estate related securities	(4,986)	(388)
Interest income from Commercial Mortgage Loan	(21)	—
Unrealized (loss) from investment in international affiliated funds	324	—
Interest income	(11)	—
Interest expense	752	—
Series A Preferred Stock	4	—

NOI	$4,459	$1,856
Non-same property NOI	2,741	14

Same property NOI	$1,718	$1,842

The following table details the components of same property NOI for the three months ended March 31, 2019 and 2018 ($ in thousands):

Same Property NOI	Three months Ended March 31,		2019 vs. 2018
	2019	2018
Rental revenue	$2,774	$2,806	$(32)

Total revenues	2,774	2,806	(32)
Property operating	1,056	964	92

Total expenses	1,056	964	92

Same property NOI	$1,718	$1,842	($124)

Same Property—Revenue

Rental Revenue—Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. We include tenant reimbursement income in our rental revenue that amounted to $0.5 million for the three months ended March 31, 2019 and March 31, 2018.

Same Property—Expenses

Rental property operating expenses—Property operating expenses for the three months ended March 31, 2019 and March 31, 2018 primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties.

General and administrative expenses—General and administrative expenses for the three months ended March 31, 2019 and March 31, 2018 primarily includes audit and other professional fees.

Advisory fee due to affiliate—The advisory fee for the three months ended March 31, 2019 and March 31, 2018 related to amounts owed to the Advisor.

Depreciation and amortization—Depreciation and amortization for the three months ended March 31, 2019 and March 31, 2018 relates to property, furniture and fixtures, equipment and intangible assets in connection with our real properties.

Net income (loss)—Our net income (loss) for the three ended March 31, 2019 and March 31, 2018 amounted to $1.7 million and $1.8 million, respectively.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations, use of proceeds from credit facility, and cash needs for asset acquisitions are funded by the Offering and future offerings we may conduct and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have raised substantial proceeds in the Offering and acquired a broad portfolio of real estate investments, our target leverage ratio will be approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by Nuveen Real Estate in which we may invest, including the International Affiliated Funds. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.

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

As of March 31, 2019, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.7 million, consisting of offering costs of $3.6 million and organization costs of $1.1 million. Such costs became our liability on January 31, 2018, the date as of which the Offering was declared effective. After the first anniversary of the commencement of the first acquisition, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of each three-year public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from the Offering.

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Cash flows provided by operating activities	$1,485
Cash flows used in investing activities	(44,199)
Cash flows provided by financing activities	46,062

Net increase in cash and cash equivalents and restricted cash	$3,348

Operating activities—Cash flows provided by operating activities for the three months ended March 31, 2019 were $1.5 million which primarily related to the net income adjusted for non-cash items ($1.5 million).

Investing activities—Cash flows used in investing activities were approximately $44.2 million for the three months ended March 31, 2019, which primarily related to the origination and funding of a commercial mortgage loan ($45.2 million) and acquisitions of real estate-related investment securities ($2.9 million). This was partially offset by proceeds from the sale of real-estate related securities of $2.9 million and an increase in restricted cash related to commercial mortgage loan of $1.1 million.

Financing activities—Cash flows provided by financing activities were $46.1 million for the three months ended March 31, 2019, which primarily related to borrowings from the credit facility of $45.0 million to finance the mortgage loan and $2.5 million of subscriptions received in advance. This was partially offset by the quarterly distribution to investors in January of ($2.5 million).

Non-GAAP Metrics

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

The following table presents a reconciliation of FFO to net loss ($ in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income (loss)	$3,748	$(1,515)
Adjustments:
Real estate depreciation and amortization	3,387	1,773

Funds From Operations	$7,135	$258

We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and amortization of restricted stock award, and unamortized origination fee related to the commercial mortgage loan. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Funds From Operations	$7,135	$258
Adjustments:
Straight-line rental income	(410)	(45)
Amortization of below market lease intangibles	(87)	(16)
Organization costs	—	873
Unrealized (gain) from changes in fair value of real estate-related securities	(4,769)	(274)
Loss from equity investment in unconsolidated international affiliated funds	324
Amortization of restricted stock awards	11	11
Unamortized origination fee related to commercial mortgage loan	430	—

Adjusted Funds from Operations attributable to stockholders	$2,634	$807

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

Distributions

The following table summarizes our distributions declared during the three months ended March 31, 2019 ($ in thousands):

	For the Three Months
	Ended March 31, 2019
	Amount	Percentage
Distributions
Payable in cash	$2,474	99.60%
Reinvested in shares	10	0.40%

Total distributions	$2,484	100.00%

Sources of Distributions
Cash flows from operating activities	$2,484	100.00%
Offering proceeds	—	—%

Total sources of distributions	$2,484	100.00%

Cash flows from operating activities	$1,485

Funds from Operations	$7,131

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our Net Asset Value (“NAV”) is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2018 ($ and shares in thousands, except per share data):

Components of NAV	March 31, 2019
Investments in real property	$326,042
Investments in real estate-related securities	33,952
Investment in international affiliated funds	28,004
Investment in mortgage loan	45,564
Cash and cash equivalents	5,485
Restricted cash	3,562
Other assets	1,787
Debt obligations	(115,000)
Subscriptions received in advance	(2,467)
Other liabilities	(8,766)
Stockholder servicing fees payable the following month(1)	—

Net Asset Value	$318,163

Number of Outstanding Shares	30,037

(1)

Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of March 31, 2019, we have accrued under GAAP approximately $74,000 of stockholder servicing fees payable to the Dealer Manager related to the Class D and Class T shares sold, respectively.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2019 (in thousands, except per share data):

NAV Per Share	Class N Shares	Class I Shares	Class D Shares	Class T Shares	Total
Net asset value	$314,939	$2,188	$515	$521	$318,163
Number of outstanding shares	29,730	208	49	50	30,037

NAV per share as of March 31, 2019	$10.59	$10.52	$10.50	$10.42

As of March 31, 2019, we had not sold any Class S shares. We will disclose the NAV per share for each outstanding class of common stock in future periods once shares of such class are outstanding.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2019 valuations, based on property types. Once we own more than one office or retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.04%	6.20%
Multifamily	7.00%	5.40%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% decrease	+1.8%	+2.0%
(weighted average)	0.25% increase	(2.0%)	(1.8%)
Exit capitalization rate	0.25% decrease	+2.5%	+3.1%
(weighted average)	0.25% increase	(2.5%)	(2.7%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2019
Stockholders’ equity under GAAP	$290,487
Adjustments:
Organization and offering costs(1)	4,414
Accrued stockholder servicing fees(2)	74
Unrealized real estate appreciation(3)	11,043
Accumulated depreciation and amortization(4)	13,244
Origination fee income(5)	430
Straight-line rent receivable	(1,529)

Net Asset Value	$318,163

(1)

The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months. For the three months ended March 31, 2019, the Company recognized a reduction to its NAV by $0.2 million for costs related to the reimbursement.

(2)

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class D and Class T shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold Class D and Class T shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

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

(5)

In addition, we received origination fee income from the origination of our commercial mortgage loan. For purposes of NAV we recognize the origination fee as income upfront whereas for GAAP, the income is amortized as income over the life of the commercial mortgage loan originated.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such critical accounting policies along with other significant accounting policy disclosures.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2019 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organization and offering expenses	$4,648	$1,162	$1,859	$1,627	$—
Indebtedness	115,000	—	115,000	—	—

Total	$119,648	$1,162	$116,859	$1,627	$—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019 our investments in real estate-related securities consisted of $34.0 million in shares of common stock of publicly-traded REITs. We may be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. The fair value may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2019, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized loss of $3.4 million.

As of March 31, 2019, our investment in the International Affiliated Funds consisted of $18.4 million in shares of European Cities Partnership SCSp, a Euro-denominated fund. We may be exposed to foreign currency risk with respect to our investment in the International Affiliated Fund due to changes in the foreign currency exchange rates. Foreign currencies may fluctuate, thus the amount we will realize upon any sale of our investment is unknown.

Certain of our mortgage loans, term loans, revolving credit facilities, affiliate line of credit and repurchase agreements are variable rate and indexed to one-month U.S. Dollar denominated LIBOR. For the three months ended March 31, 2019, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in increased interest expense of $0.1 million.

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

There have been no material changes to the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As compensation for their service, our independent directors received 6,560 Class I shares of restricted stock at $10.29 per share on February 1, 2019 pursuant to our Independent Director Restricted Share Plan. These transactions claimed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as these transactions did not involve any public offering.

Use of Offering Proceeds

On January 31, 2018, the Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of up to $5 billion in shares of our common stock was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2019, we received net proceeds of $3.1 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	—	49,624	48,606	207,822	306,052
Gross offering proceeds	$—	$511,344	$498,785	$2,125,294	$3,135,423
Selling commissions and other dealer manager fees	—	—	—	—	—
Accrued stockholder servicing fees	—	—	(74)	—	(74)

Net offering proceeds	$—	$511,344	$498,711	$2,125,294	$3,135,349

We primarily used the net proceeds from the Offering and the unregistered sales toward the acquisition of $315 million of real estate, investments in International Affiliated Funds of $28 million, investment in a commercial mortgage loan of $46 million and $30 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $115 million of financing from the credit facility. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan. During the three months ended March 31, 2019, we did not repurchase any shares of our securities.

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

Date: May 14, 2019