Form 10-Q
period 2019-06-30
Nuveen Global Cities REIT, Inc.
filed 2019-08-13
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2019, there were 252,446 outstanding shares of Class T common stock, 139,289 outstanding shares of Class D common stock, 971,732 outstanding shares of Class I common stock, 29,730,608 outstanding shares of Class N common stock, and no outstanding shares of Class S common stock.

ITEM 1. FINANCIAL STATEMENTS

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Investments in real estate, net	$327,451	$294,374
Investment in commercial mortgage loan, at fair value	11,354	—
Investments in real estate-related securities, at fair value	33,886	29,228
Investments in international affiliated funds	28,336	28,594
Cash and cash equivalents	6,240	5,643
Restricted cash	3,822	56
Intangible assets, net	20,988	16,367
Other assets	4,045	2,584

Total assets	$436,122	$376,846

Liabilities and Equity
Credit facility	$120,277	$70,000
Accounts payable, accrued expenses, and other liabilities	5,680	5,070
Intangible liabilities, net	5,487	5,759
Due to affiliates	4,861	4,602
Distribution payable	3,838	2,484
Subscriptions received in advance	3,822	55

Total liabilities	143,965	87,970

Equity
Series A Preferred Stock	125	—
Common stock—Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 184,561 and no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	—	(a)
Common stock—Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 111,353 and 25,839 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	—	(b)
Common stock—Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 580,389 and 186,474 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6	2
Common stock—Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at June 30, 2019 and December 31, 2018	297	297
Additional paid-in capital	304,720	298,419
Accumulated deficit and cumulative distributions	(12,894)	(9,884)
Accumulated other comprehensive (loss) income	(100)	42

Total equity	292,157	288,876

Total liabilties and equity	$436,122	$376,846

(a)	The Class T Shares amount is not presented due to rounding; see Note 14.
(b)	The Class D Shares amount is not presented due to rounding; see Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$7,636	$3,015	$14,381	$5,837
Income from commercial mortgage loan	839	—	860	—

Total revenues	8,475	3,015	15,241	5,837
Expenses
Property operating	2,341	1,138	4,627	2,104
General and administrative	1,073	1,231	2,031	2,922
Advisory fee due to affiliate	496	346	963	641
Depreciation and amortization	3,800	1,856	7,187	3,629

Total expenses	7,710	4,571	14,808	9,296
Other (expense) income
Realized and unrealized income from real estate-related securities	119	1,782	5,105	2,170
Income from equity investment in unconsolidated international affiliated funds	167	—	2	—
Interest income	40	61	51	61
Interest expense	(1,338)	—	(2,090)	—

Total other (expense) income	(1,012)	1,843	3,068	2,231

Net (loss) income	(247)	287	3,501	(1,228)

Net income attributable to Series A preferred stock	3	—	7	—

Net (loss) income attributable to NREIT stockholders	$(250)	$287	$3,494	$(1,228)

Net (loss) income per share of common stock—basic and diluted	$(0.01)	$0.01	$0.12	$(0.06)

Weighted-average shares of common stock outstanding, basic and diluted	30,421,776	20,842,221	30,209,077	19,537,360

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(247)	$287	$3,501	$(1,228)
Other comprehensive income (loss):
Unrealized income (loss) from currency translation	250	—	(142)	—

Comprehensive income (loss)	3	287	3,359	(1,228)
Comprehensive income attributable to Series A preferred stock	3	—	7	—

Comprehensive income (loss) attributable to NREIT stockholders	$—	$287	$3,352	$(1,228)

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except share data)

Three Months Ended June 30, 2019
		Par Value								Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income
	Series A Preferred Stock	Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N	Additional Paid-in Capital			Total Equity
Balance at March 31, 2019	$129	$—		$—		$2		$297	$299,215	$(8,806)	$(350)	$290,487
Issuance of 570,250 shares of Common Stock (net of $332 of offering costs)	—	2		1		4		—	5,470	—	—	5,477
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	12	—	—	12
Amortization of restricted stock grants	—	—		—		—		—	23	—	—	23
Net income (loss)	3	—		—		—		—	—	(250)	—	(247)
Distributions declared on common stock	—	—		—		—		—	—	(3,838)	—	(3,838)
Issuance of Series A preferred stock	—	—		—		—		—	—	—	—	—
Distribution to Series A preferred stock	(7)	—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	250	250

Balance at June 30, 2019	$125	$2		$1		$6		$297	$304,720	$(12,894)	$(100)	$292,157

(a)	The Class T, Class D, and Class I distribution reinvestments amounts are not presented due to rounding; see Note 14.

Three Months Ended June 30, 2018
		Par Value						Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income
	Series A Preferred Stock	Common Stock Class T	Common Stock Class D		Common Stock Class I	Common Stock Class N	Additional Paid-in Capital			Total Equity
Balance at March 31, 2018	$—	$—	$—		$—	$200	$197,301	$(1,843)	$—	$195,658
Issuance of 2,550,412 shares of Common Stock (net of $710 of offering costs)	—	—	—	(a)	1	25	25,125	—	—	25,151
Amortization of restricted stock grants	—	—	—		—	—	17	—	—	17
Net income	—	—	—		—	—	—	287	—	287

Balance at June 30, 2018	$—	$—	$—		$1	$225	$222,443	$(1,556)	$—	$221,113

(a)	The Class D Shares amount is not presented due to rounding.

Six Months Ended June 30, 2019
		Par Value								Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income
	Series A Preferred Stock	Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N	Additional Paid-in Capital			Total Equity
Balance at December 31, 2018	$—	$—		$—		$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 663,990 shares of Common Stock
(net of $401 of offering costs)	—	2		1		4		—	6,245	—	—	6,252
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	22	—	—	22
Amortization of restricted stock grants	—	—		—		—		—	34	—	—	34
Net income	7	—		—		—		—	—	3,494	—	3,501
Distributions declared on common stock	—	—		—		—		—	—	(6,504)	—	(6,504)
Issuance of Series A preferred stock	125	—		—		—		—	—	—	—	125
Distribution to Series A preferred stock	(7)	—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	(142)	(142)

Balance at June 30, 2019	$125	$2		$1		$6		$297	$304,720	$(12,894)	$(100)	$292,157

(a)	The Class T, Class D, and Class I distribution reinvestments amounts are not presented due to rounding; see Note 14.

Six Months Ended June 30, 2018
		Par Value						Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income
	Series A Preferred Stock	Common Stock Class T	Common Stock Class D		Common Stock Class I	Common Stock Class N	Additional Paid-in Capital			Total Equity
Balance at December 31, 2017	$—	$—	$—		$—	$124	$124,126	$(328)	$—	$123,922
Issuance of 10,125,412 shares of Common Stock
(net of $3,220 of offering costs)	—	—	—	(a)	1	101	98,289	—	—	98,391
Amortization of restricted stock grants	—	—	—		—	—	28	—	—	28
Net loss	—	—	—		—	—	—	(1,228)	—	(1,228)

Balance at June 30, 2018	$—	$—	$—		$1	$225	$222,443	$(1,556)	$—	$221,113

(a)	Class D Shares amount is not presented due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,501	$(1,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,187	3,629
Unrealized gain on changes in fair value of real estate-related securities	(2,812)	(1,852)
Realized gain on sale of real estate-related securities	(1,751)	(7)
Unrealized loss from equity investment in unconsolidated international affiliated funds	65	—
Straight line rent adjustment	(669)	(177)
Amortization of below-market lease intangibles	(273)	(31)
Amortization of loan closing costs	174	—
Amortization of restricted stock grants	34	28
Change in assets and liabilities:
(Increase) in other assets	(964)	(367)
Increase in due to affiliates	259	1,091
Increase in accounts payable, accrued expenses, and other liabilities	94	662

Net cash provided by operating activites	4,845	1,748

Cash flows from investing activities:
Acquisitions of real estate	(44,095)	(81,056)
Origination and fundings of commercial mortgage loan	(45,668)	—
Proceeds from sale of commercial mortgage loan	34,264	—
Capital improvements to real estate	(274)	(63)
Purchase of real estate-related securities	(19,613)	(21,809)
Proceeds from sale of real estate-related securities	19,516	1,837

Net cash used in investing activities	(55,870)	(101,091)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,930	101,611
Borrowings from credit facility	78,277	—
Repayments on credit facility	(28,000)	—
Offering costs paid	(332)	—
Payment of deferred financing costs	(277)	—
Proceeds from issuance of Series A preferred stock	125	—
Distributions to Series A preferred stock	(7)	—
Subscriptions received in advance	3,822	—
Distributions	(5,150)	—

Net cash provided by financing activities	55,388	101,611

Net increase in cash and cash equivalents and restricted cash during the period	4,363	2,268
Cash and cash equivalents and restricted cash, beginning of period	5,699	3,681

Cash and cash equivalents and restricted cash, end of period	$10,062	$5,949

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets, end of period:
Cash and cash equivalents	$6,240	$5,923
Restricted cash	3,822	26

Total cash and cash equivalents and restricted cash	$10,062	$5,949

Supplemental disclosures:
Interest paid	$1,898	$—

Series A preferred stock costs	$15

Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$327	$661

Accrued capital expenditures	$189	$10

Non-cash financing activities:
Accrued distributions	$3,838	$—

Accrued stockholder servicing fees	$213	$23

Distribution reinvestment	$22	$—

Accrued offering costs due to affiliate	$3,888	$3,197

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

Pursuant to a Registration Statement on Form S-11, the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5 billion in shares of common stock, consisting of up to $4 billion in shares in its primary offering and up to $1 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Registration Statement was declared effective on January 31, 2018. The Company is publicly offering any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above- market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The amortization of acquired above-market leases and below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Consolidated Statements of Operations.

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

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value or fair value, less cost to sell if classified as held for sale. During the period presented, no such impairment occurred.

Investments in Real Estate-Related Securities

The Company has elected the fair market value option for accounting for real estate-related securities and changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared. The resulting dividend income and gains and losses are recorded as a component of realized and unrealized income from real estate-related securities on the Company’s Consolidated Statements of Operations.

Investment in International Affiliated Funds

The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund FCP (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income from the investment in International Affiliated Funds represent the Company’s allocable share of each fund’s net income for the three and six months ended June 30, 2019 and is reported as income (loss) from equity investment in unconsolidated international affiliated funds on the Company’s Consolidated Statement of Operations. The Company had no investment in International Affiliated Funds as of June 30, 2018.

Investment in International Affiliated Funds includes the Company’s allocable share of the International Affiliated Funds’ income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) when received by the Company. All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company’s Consolidated Balance Sheets.

Investment in Commercial Mortgage Loan at Fair Value

The Company originated its first commercial mortgage loan in March 2019 and elected the fair value option. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, any financial instruments are reported at fair value. The Income from commercial mortgage loan represents interest income and deferred origination fee income, which is amortized over the term of the loan and is reported as Income from commercial mortgage loan on the Company’s Consolidated Statement of Operations. The initial and subsequent changes to deferred origination fee is recorded in Investments in commercial mortgage loan, at fair value on the Company’s Consolidated Balance Sheets.

In the event of a partial or whole sale of the commercial mortgage loan, the Company derecognizes the corresponding asset and removes the related deferred origination fee with the resulting income reflected in Income from commercial mortgage loan on its Consolidated Statements of Operations. Fees paid as part of the partial or whole sale are recognized as expense in General and administrative expenses on the Company’s Consolidated Statements of Operations.

A third-party independent valuation firm appointed by the Company oversees and administers the appraisal process quarterly in accordance with the Company’s valuation policy. The values are based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral, and the credit quality of the borrower.

Deferred Financing Costs

Deferred financing costs include certain costs to obtain the credit facility and are included in Other Assets on the Company’s Consolidated Balance Sheets. These costs consist of external fees and costs incurred to obtain the Company’s credit facility. Such costs have been deferred and are being amortized on a straight-line basis over the term of the credit facility and included within interest expense. Unamortized costs are charged to expenses upon early repayment or significant modification of the credit facility. Fully amortized deferred financing costs are removed from the books upon the maturity of the credit facility.

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

As of June 30, 2019, the Company’s $33.9 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

As of June 30, 2019, and subsequent to the sale of the senior portion of the commercial mortgage loan, the Company’s $11.4 million of investment in commercial mortgage loan consisted of a mezzanine loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue — consists of base rent arising from tenant operating leases at the Company’s office, industrial and multifamily properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs includes in lease agreements.

Interest income from commercial mortgage loan—consists of interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate. Loan origination fees, commitment fees and direct loan origination costs are offset and the net amount is deferred and amortized over the term of the related loan as an adjustment to yield using the effective interest method. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of June 30, 2019, the Company did not have any mortgage loans on nonaccrual status.

Cash and Cash Equivalents

Cash and cash equivalents represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of June 30, 2019, restricted cash consists of $3.8 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“the Code”) commencing with its taxable year ending December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. corporate federal income tax. The Cayman Islands TRSs are not subject to corporate federal income tax or Cayman Islands taxes. As of June 30, 2019, the Company has three active TRSs: the Company uses two TRSs to hold its investments in the International Affiliated Funds and one TRS to hold its senior loan commercial mortgage loan investment, which has since been sold. No income tax provision was included in the consolidated financial statements as there was no income tax expense.

Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings. Management has evaluated the effects of TCJA and concluded that the TCJA will not materially impact its consolidated financial statements. This is due to the fact that the Company is operating in a manner that will allow it to qualify as a REIT, which will result in a full valuation allowance being recorded against its deferred tax balances, and no current tax balance. The Company also estimates that the new taxes on foreign-sourced earnings are not likely to apply to its foreign investments.

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

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 31, 2018. For the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.5 million, respectively, for costs related to the advanced expenses.

As of June 30, 2019, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.9 million, consisting of offering costs of $3.8 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date on which the Offering was declared effective. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

Foreign Currency

The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Revenues and expenses have been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in income (loss) of $0.3 million and ($0.1) million, respectively, for the three and six months ended June 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”) to clarify certain aspects of ASU 2016-13, including that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the guidance to materially impact the Consolidated Financial Statements.

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

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Building and building improvements	$283,018	$249,552
Land and land improvements	50,583	46,609
Furniture, fixtures and equipment	3,392	3,249

Total	336,993	299,410
Accumulated depreciation	(9,542)	(5,036)

Investments in real estate, net	$327,451	$294,374

Depreciation expense was $2.5 million and $4.6 million, respectively, for the three and six months ended June 30, 2019.

During the period ended June 30, 2019, the Company acquired an interest in an office property and accounted for it as an asset acquisition. During the year ended December 31, 2018, the Company acquired interests in four real property investments, which were comprised of one office, multifamily, industrial and a retail property, and accounted for them as asset acquisitions.

The following table provides further details of the property acquired during the period ended June 30, 2019 (in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price
East Sego Lily	100%	1	Salt Lake City, UT	Office	May 2019	44,422

The following table summarizes the purchase price allocation for the property acquired during the period ended June 30, 2019 (in thousands):

East Sego Lily
Building and building improvements	33,374
Land and land improvements	3,972
In-place lease intangibles	5,088
Other intangibles	1,988

Total purchase price	44,422

Note 4. Investments in Real Estate-Related Securities

As of June 30, 2019 and December 31, 2018, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of realized and unrealized income from real estate-related securities during the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized (losses) gains	$(1,957)	$1,578	$2,812	$1,852
Realized gains	1,827	7	1,751	7
Dividend income	249	197	542	311

Total	$119	$1,782	$5,105	$2,170

Note 5. Investment in International Affiliated Funds

Investment in ECF:

On December 22, 2017, the Company entered into a subscription agreement to invest approximately $30 million (€25 million) into ECF. As of June 30, 2019, the Company had funded $18.6 million (€16.2 million) and had a remaining unfunded commitment of approximately $9.9 million (€8.8 million). As described in Note 2, the Company records its investment in ECF using the equity method on its Consolidated Balance Sheets. While the Company has strategies to manage the foreign exchange risk associated with its investment made in Euros, there can be no assurance that these strategies will be successful or that foreign exchange fluctuations will not negatively impact the Company’s financial performance and results of operations in a material manner.

ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield.

For the three and six months ended June 30, 2019, the Company recorded approximately $35,000 and $187,000, respectively, in net income and unrealized gain based on its allocable share from ECF that is reflected on the Company’s Consolidated Statements of Operations.

Investment in APCF:

On November 9, 2018 the Company entered into a subscription agreement to invest $10 million into APCF. As of June 30, 2019, the Company has fully funded its commitment of $10 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

APCF was launched in November 2018 as an open-end, U.S. denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.

For the three and six months ended June 30, 2019, the Company recorded approximately $111,000 in net realized and unrealized income and $238,000 in net realized and unrealized loss, respectively, based on its allocable share from APCF that is reflected on the Company’s Consolidated Statements of Operations.

Note 6. Investment in Commercial Mortgage Loan

During the six months ended June 30, 2019, the Company originated a senior and a mezzanine loan for an industrial property in Maspeth, New York. On June 6, 2019 the Company sold the senior loan for $34.3 million to an unaffiliated party and retained the mezzanine loan, receiving net proceeds of $34.0 million.

The fair value of the mezzanine loan was $11.5 million as of June 30, 2019. The Company recognized interest income and origination fee from investment in commercial mortgage loan of $0.5 million and $0.3 million, respectively, for the three and six months ending June 30, 2019.

As of June 30, 2019 the Company has an unamortized origination fee of $0.1 million that is reflected in Investment in commercial mortgage loan on its Consolidated Balance Sheets

Loan terms for the mezzanine loan as of June 30, 2019 are summarized below:

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Maspeth, NY	LIBOR + 570 bps	March 28, 2019	March 29, 2022	Interest Only	14,375	2,922	11,453	11,453

The estimated fair value of the mortgage loan is based on internally developed models that primarily use market based or independently sourced market data, including interest rate yield curves and market spreads. Valuation adjustments may be made to reflect credit quality, liquidity, and other observable and unobservable data that are applied consistently over time.

Note 7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$19,742	$14,679
Above-market lease intangibles	154	154
Other intangibles	8,664	6,557

Total Intangible assets	28,560	21,390

Accumulated amortization:
In-place lease intangibles	(6,406)	(4,396)
Above-market lease intangibles	(12)	(3)
Other intangibles	(1,154)	(624)

Total accumulated amortization	(7,572)	(5,023)

Intangible assets, net	$20,988	$16,367

Intangible liabilities:
Below-market lease intangibles	$(5,772)	$(5,876)
Accumulated amortization	285	117

Intangible liabilities, net	$(5,487)	$(5,759)

Amortization expense relating to intangible assets was $1.4 million and $2.7 million, respectively, for the three and six months ended June 30, 2019. Income from the amortization of intangible liabilities was approximately $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2019.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
Remaining 2019	1,131	635	(168)
2020	2,187	1,197	(332)
2021	1,940	1,021	(322)
2022	1,658	919	(307)
2023	1,328	759	(306)
Thereafter	5,092	3,121	(4,052)

	13,336	7,652	(5,487)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were, 7, 8 and 19 years, respectively.

Note 8. Credit Facility

On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500 million. Loans outstanding under the credit facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day London Interbank Offered Rate (“LIBOR”) rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans under the Credit Agreement will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018, the Company amended the Credit Agreement to increase the credit facility from $60 million to $150 million in aggregate commitments, with all other terms remaining the same. On June 11, 2019, the Company amended the Credit Agreement to increase the line of credit from $150 million to $210 million in aggregate commitments, with all other terms remaining the same.

As of June 30, 2019, the Company had $120.3 million in borrowings and $0.4 million in accrued interest outstanding under the Credit Agreement. For the three and six months ended June 30, 2019, the Company incurred $1.3 million and $1.9 million, respectively, in interest expense.

As of June 30, 2019, the Company is in compliance with all loan covenants.

Note 9. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	June 30, 2019	December 31, 2018
Straight-line rent receivable	$1,787	$1,119
Deferred financing costs, net	904	771
Receivables	809	353
Prepaid expenses	489	288
Other	56	53

Total	$4,045	$2,584

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	June 30, 2019	December 31, 2018
Real estate taxes payable	$1,940	$2,099
Accounts payable and accrued expenses	1,866	1,420
Tenant security deposits	728	587
Prepaid rental income	498	386
Accrued interest expense	357	164
Other	291	414

Total	$5,680	$5,070

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

The Advisor will receive fees and compensation, payable monthly in arrears, in connection with the ongoing management of the assets and operations of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee as a % of NAV	1.25%	1.25%	1.25%	1.25%	0.65%

As of June 30, 2019, the Company has accrued management fees of approximately $0.3 million, which has been included in accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2019, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of June 30, 2019, the Company has accrued approximately $0.2 million of stockholder servicing fees with respect to the outstanding Class T and Class D common shares.

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV of each class of shares:

	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Dealer Manager Fees as a % of Transaction Price	Stockholder Servicing Fee as a % of NAV
Class T shares	up to 3.0%	0.50%	0.85	%(1)
Class S shares	up to 3.5%	None	0.85%
Class D shares	None	None	0.25%
Class I shares	None	None	None

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

As part of TIAA’s agreement to purchase Class N shares, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares purchased by TIAA.

Due to Affiliates

	June 30, 2019	December 31, 2018
Accrued stockholder servicing fees (a)	$213	$23
Advanced organization and offering costs	4,648	4,579

Total	$4,861	$4,602

(a)

The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of June 30, 2019, the Company accrued approximately $213,000 of stockholder servicing fees payable to the Dealer Manager related to Class T and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after February 2054 in connection with those Class T and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.

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

Note 12. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 13. Tenant Leases

The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates throughout the year. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows (in thousands):

Year	Future Minimum Rent
Remaining 2019	$8,276
2020	16,552
2021	15,832
2022	14,959
2023	13,468
Thereafter	65,127

Total	$134,214

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

Note 14. Equity

Authorized Capital

On January 24, 2018, the Company filed Articles of Amendment and Restatement (the “charter”) with the State Department of Assessments and Taxation of Maryland pursuant to which the Company’s undesignated common stock became Class N shares of common stock and the Class T, Class S, Class D and Class I shares offered in the Offering were authorized.

As of June 30, 2019, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share, 125 of which are classified as Series A Preferred Stock (defined below).

In addition, the Company’s board of directors may amend the charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock which may be subject to various class-specific fees.

Preferred Stock

On January 2, 2019, the Company filed Articles Supplementary to the charter, which set forth the rights, preferences and privileges of the Company’s 12.0% Series A cumulative non-voting preferred stock (“Series A Preferred Stock”). On January 4, 2019, the Company sold 125 shares of our Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration. The offering of Series A Preferred Stock was effected for the purpose of our having at least 100 stockholders to satisfy one of the qualifications required in order to qualify as a REIT under the Code.

Common Stock

As of June 30, 2019, the Company has issued and outstanding 184,561 shares of Class T common stock 111,353 shares of Class D common stock, 580,389 shares of Class I common stock, and 29,730,608 shares of Class N common stock. As of June 30, 2019, the Company has not sold any Class S shares.

During the six months ended June 30, 2019, the Company sold the following shares of common stock in connection with the offering:

	Class T			Class D			Class I
	Amounts	Shares	Share Price	Amounts	Shares	Share Price	Amounts	Shares	Share Price
January 2019	$24,272	2,359	$10.29	$—	—	$—	$30,000	2,913	$10.30
February 2019 (1)	$390,007	37,939	$10.28	$1,755	171	$10.28	$115,574	11,232	$10.29
March 2019	$97,087	9,327	$10.41	$235,000	22,596	$10.40	$75,000	7,205	$10.41
April 2019	$345,604	33,457	$10.33	$200,000	19,157	$10.44	$1,912,500	183,014	$10.45
May 2019 (1)	$735,652	70,600	$10.42	$322,563	30,720	$10.50	$143,814	13,671	$10.52
June 2019	$320,874	30,882	$10.39	$135,000	12,869	$10.49	$1,845,000	175,882	$10.49

(1)	Include shares issued as part of the distribution reinvestment plan and restricted stock award to Board Members

The Class N shares purchased by TIAA (excluding the initial capitalization which must be held for so long as the Advisor or its affiliate remains the advisor) shall be subject to the following limitations on repurchase:

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

Restricted Stock Grants

The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred on February 1, 2019. The Company accrued approximately $17,000 and $34,000, respectively, of expense for the three and six months ended June 30, 2019, in connection with restricted stock portion of director compensation, which is included in Accounts Payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby holders of Class T, Class S, Class D and Class I shares (other than investors in certain states or who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in the distribution reinvestment plan and receive their distributions in cash. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan or are residents of those states that do not allow automatic enrollment receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable, which is generally equal to the Company’s prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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

During the six months ended June 30, 2019, the Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of October 31, 2018, November 30, 2018 and December 31, 2018, and all outstanding shares of common stock as of the close of business on the record dates of January 31, 2019, February 28, 2019, and March 31, 2019. These distributions were paid on January 29, 2019 and April 29, 2019, respectively.

The following table details the distribution paid on January 29, 2019:

	Class D	Class I	Class N
Net Distribution	$0.07	$0.07	$0.08
Total Distributions Declared	1,760	13,640	2,468,230

The following table details the distribution paid on April 29, 2019:

	Class T	Class D	Class I	Class N
Net Distribution	$0.04	$0.05	$0.07	$0.09
Total Distributions Declared	2,066	2,563	15,116	2,646,139

Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. The Company accrued $3.8 million for April, May, and June 2019 in Distribution payable on its Consolidated Balance Sheets.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.

Note 15. Segment Reporting

The Company currently operates in seven reportable segments: multifamily properties, office properties, industrial properties, retail property, real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Multifamily	$95,259	$97,448
Industrial	88,302	89,963
Office	78,193	34,134
Retail	89,660	90,881
Real Estate-Related Securities	33,886	29,228
International Affiliated Funds	28,450	28,594
Commercial Mortgage Asset	11,590	—
Other (Corporate)	10,782	6,598

Total assets	$436,122	$376,846

The following table sets forth the financial results by segment for the three months and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		2019 v 2018		Six months ended June 30,		2019 v 2018
	2019	2018	$	%	2019	2018	$	%
Rental revenues
Multifamily	$2,183	$1,368	$815	60%	$4,543	$2,663	$1,880	71%
Office	1,494	117	1,377	1177%	2,304	117	2,187	1869%
Industrial	1,981	1,530	451	29%	3,912	3,057	855	28%
Retail	1,978	—	1,978	100%	3,622	—	3,622	100%

Total rental revenues	7,636	3,015	4,621	153%	14,381	5,837	8,544	146%

Property operating expenses
Multifamily	1,081	627	454	72%	2,166	1,207	959	79%
Office	378	27	351	1300%	633	27	606	2244%
Industrial	615	484	131	27%	1,190	870	320	37%
Retail	267	—	267	100%	638	—	638	100%

Total property operating expenses	2,341	1,138	1,203	106%	4,627	2,104	2,523	120%

Depreciation and amortization:
Multifamily	(1,174)	(890)	(284)	32%	(2,375)	(1,741)	(634)	36%
Office	(666)	(49)	(617)	1259%	(946)	(49)	(897)	1831%
Industrial	(1,057)	(917)	(140)	15%	(2,174)	(1,839)	(335)	18%
Retail	(903)	—	(903)	100%	(1,692)	—	(1,692)	100%

Total depreciation and amortization	(3,800)	(1,856)	(1,944)	105%	(7,187)	(3,629)	(3,558)	98%

	Three months ended June 30,		2019 v 2018		Six months ended June 30,		2019 v 2018
	2019	2018	$	%	2019	2018	$	%
Interest income from commercial loan	839	—	839	100%	860	—	860	100%
Realized and unrealized income from real estate-related securities	119	1,782	(1,663)	-93%	5,105	2,170	2,935	135%
Income from equity investment in unconsolidated international affiliated funds	167	—	167	100%	2	—	2	100%
General and administrative expenses	(1,073)	(1,231)	158	-13%	(2,031)	(2,922)	891	-30%
Advisory fee due to affiliate	(496)	(346)	(150)	43%	(963)	(641)	(322)	50%
Interest income	40	61	(21)	-34%	51	61	(10)	-16%
Interest expense	(1,338)	—	(1,338)	100%	(2,090)	—	(2,090)	100%

Net (loss) income	(247)	287	(534)	-186%	3,501	(1,228)	4,729	-385%
Net income attributable to Series A preferred stock	3	—	3	100%	7	—	7	100%

Net (loss) income attributable to NREIT stockholders	$(250)	$287	$(537)	-187%	$3,494	$(1,228)	$4,722	-385%

Note 16. Subsequent Events

On July 9, 2019, the Company and the Dealer Manager entered into selected dealer agreement with Ameriprise Financial Services, Inc. (“Ameriprise”) whereby Ameriprise will offer and sell, on a best efforts basis, the Company’s Class T and Class I shares. As a result, the Company’s board of directors unanimously approved an amendment to the Company’s share repurchase plan. The amendment includes a policy which states that if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied.

On July 22, 2019, the Company funded the remainder of its commitment to ECF in the amount of $9.9 million (€8.8 million), fully fulfilling its €25.0 million commitment.

The Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of April 30, 2019, May 31, 2019 and June 30, 2019. The Company paid these distributions amounting to $3.8 million on July 29, 2019.

On July 1, 2019 the Company sold approximately $3.8 million of common stock (39,540 Class T shares, 18,369 Class D shares, and 301,887 Class I shares) at a purchase price of $10.51 for Class T, $10.60 for Class D, and $10.60 for Class I.

On August 1, 2019 the Company sold approximately $1.3 million of common stock (27,833 Class T shares, 8,954 Class D shares, and 86,638 Class I shares) at a purchase price of 10.51 for Class T, $10.61 for Class D, and $10.59 for Class I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration on form S-11 and amendments thereto, in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement on Form S-11 and amendments thereto, in our Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Initial Public Offering

On January 31, 2018, our Registration Statement on Form S-11 was declared effective by the SEC. We have registered with the SEC an offering of up to $5 billion in shares of common stock (the “Offering”), consisting of up to $4 billion in shares in our primary offering and up to $1 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300 million of our Class N common stock.

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;

•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;

•	preserve and protect stockholders’ invested capital;

•	realize appreciation from proactive investment management and asset management; and

•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Summary of Portfolio

The following charts provide information on the nature and geographical locations of our real properties as of June 30, 2019:

Sector and Property/ Portfolio Name	Number of Properties	Location	Acquistion Date	Ownership Interest	Acquistion Price (in thousands)	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	54,218	266	units	92%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	246	units	92%

Total Multifamily	2				102,127	512	units	92%

Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	16,785	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq ft.	96%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	25,074	197	sq ft.	100%

Total Industrial	5				92,994	948	sq ft.	98%

Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	85,696	199	sq ft.	97%

Total Retail	1				85,696	199	sq ft.	97%

Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	33,808	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	44,422	149	sq ft.	97%

Total Office	2				78,230	240	sq ft.	98%

Total Investment Properties	10				359,047

(*) Based upon the market value of the properties.

The following schedule details the expiring leases at our industrial, retail, and office properties by annualized base rent and square footage as of June 30, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annaulized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
Remaining 2019	—	—	0%	—	0%
2020	3	1,000	6%	232	17%
2021	8	731	5%	114	8%
2022	16	2,113	13%	276	20%
2023	6	650	4%	56	4%
2024	6	971	6%	147	11%
2025	7	1,830	11%	73	5%
2026	2	797	5%	105	8%
2027	12	3,054	19%	93	7%
2028	5	823	5%	64	5%
Thereafter	7	4,002	26%	201	15%

Total	72	15,971	100%	1,361	100%

(1)	The annualized June 30, 2019 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate-Related Securities

We have elected the fair market value option for accounting for real estate-related securities and changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared. The resulting dividend income and gains and losses are recorded as a component of realized and unrealized income from real estate-related securities on the Consolidated Statements of Operations.

During the three and six months ended June 30, 2019, we acquired $16.7 million and $19.6 million, respectively, of common stock of publicly-traded REITs. We sold $16.6 million and $19.5 million, respectively, in real-estate related securities during the three and six months ended June 30, 2019. The fair value of our real estate-related investments was approximately $33.9 million and $29.2 million, respectively, as of June 30, 2019 and December 31, 2018.

Investment in International Affiliated Funds

We report our investment in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund FCP (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income from the investments in the International Affiliated Funds represent our allocable share of each fund’s net income for the three and six months ended June 30, 2019 and is reported as income (loss) from equity investment in unconsolidated international affiliated funds on our Consolidated Statements of Operations.

This includes our allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable accounting principles generally accepted in the United States of America (“GAAP”)) when received by us. All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Consolidated Balance Sheets.

For the three and six months ended June 30, 2019, the Company recorded approximately $35,000 and $187,000, respectively, in net income and unrealized gain based on its allocable share from ECF that is reflected on the Company’s Consolidated Statements of Operations. As of June 30, 2019, the Company’s investment in ECF was $18.6 million.

For the three and six months ended June 30, 2019, the Company recorded approximately $111,000 in net realized and unrealized income and $238,000 in net realized and unrealized loss, respectively, based on its allocable share from APCF that is reflected on the Company’s Consolidated Statements of Operations. As of June 30, 2019, the Company’s investment in APCF was $9.7 million.

Investment in Commercial Mortgage Loan

The Company has elected the fair value option for accounting for its investment in commercial mortgage loan. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, any financial instruments are reported at fair value. The Income from commercial mortgage loan represents interest income and deferred origination fee income, which is amortized over the term of the loan and is reported as Income from commercial mortgage loan on the Company’s Consolidated Statement of Operations. The initial and subsequent changes to deferred origination fee is recorded in Investments in commercial mortgage loan, at fair value on the Company’s Consolidated Balance Sheets.

We originated our first commercial mortgage loan on March 28, 2019 for an industrial property in Maspeth, New York. The initial term of the loan was three years with an option to extend twice for one year each. Based on the terms of the loan, we funded the loan on a 60% loan to cost basis amounting to $46 million. The borrower had the option to upsize the loan in two phases up to 80% loan to cost basis with a corresponding reduction in the interest rate. The borrower can request the upsize once an anchor lease for the property is signed and other requirements have been fulfilled.

The fair value of the mezzanine loan was $11.5 million as of June 30, 2019. The Company recognized interest income and origination fee from investment in commercial mortgage loan of $0.5 million and $0.3 million, respectively, for the three and six months ending June 30, 2019.

On June 6, 2019 the Company sold the senior loan for $34.3 million to an unaffiliated party, receiving net proceeds of $34.0 million and retained the mezzanine loan.

Loan terms for the mezzanine loan as of June 30, 2019 are summarized below:

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Maspeth, NY	LIBOR + 570 bps	March 28, 2019	March 29, 2022	Interest Only	14,375	2,922	11,453	11,453

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

Results of Operations

The following table sets forth the results of our operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	2019 vs 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	2019 vs 2018
Revenues
Rental revenue	$7,636	$3,015	$4,621	$14,381	$5,837	$8,544
Interest income from commercial mortgage loan	839	—	839	860	—	860

Total revenues	8,475	3,015	5,460	15,241	5,837	9,404
Expenses
Rental property operating expenses	2,341	1,138	1,203	4,627	2,104	2,523
General and administrative expenses	1,073	1,231	(158)	2,031	2,922	(891)
Advisory fee due to affiliate	496	346	150	963	641	322
Depreciation and amortization	3,800	1,856	1,944	7,187	3,629	3,558

Total Expenses	7,710	4,571	3,139	14,808	9,296	5,512

Other (expense) Income
Realized and unrealized income from real estate-related securities	119	1,782	(1,663)	5,105	2,170	2,935
Income from equity investment in unconsolidated international affiliated funds	167	61	106	2	—	2
Interest income	40	—	40	51	61	(10)
Interest expense	(1,338)	1,843	(3,181)	(2,090)	—	(2,090)

Net (loss) income	(247)	287	(534)	3,501	(1,228)	4,729

Net income attributable to Series A preferred stock	3	—	3	7	—	7

Net (loss) income attributable to NREIT stockholders	$(250)	$287	$(537)	$3,494	$(1,228)	$4,722

Due to acquisitions of real estate and real estate-related securities we have made since we commenced principal operations in December 2017, our results of operations for the three and six months ended June 30, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for both the three months ended June 30, 2019 and 2018 and are discussed further below.

General and Administrative Expenses

During the three and six months ended June 30, 2019, general and administrative expenses decreased $0.2 million and $0.9 million, respectively, compared to the corresponding periods in 2018, primarily due to $1.1 million of organization costs during the six months ended June 30, 2018, which we did not incur in the same period of 2019.

Advisory Fee Due to Affiliate

During the three and six months ended June 30, 2019, the advisory fee due to affiliate increased by $0.2 million and $0.3 million, respectively, compared to the corresponding periods in 2018 due to growth in our portfolio, which increased the underlying basis for our advisory fee calculation.

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

For the three and six months ended June 30, 2019 and June 30, 2018, our same property portfolio consisted of one multifamily and two industrial properties.

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

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). The following table reconciles GAAP net (loss) income attributable to our stockholders to same property NOI for the three and six months ended June 30, 2019 and June 30, 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to NREIT stockholders	$(250)	$287	$3,494	$(1,228)
Adjustments to reconcile to same property NOI
General and administrative	1,073	1,231	2,031	2,922
Advisory fee due to affiliate	496	346	963	641
Depreciation and amortization	3,800	1,856	7,187	3,629
Income from real-estate related securities	(119)	(1,782)	(5,105)	(2,170)
Income from Commercial Mortgage Loan	(839)	—	(860)	—
(Income) from equity investment in unconsolidated international affiliated funds	(167)	—	(2)	—
Interest income	(40)	(61)	(51)	(61)
Interest expense	1,338	—	2,090	—
Series A Preferred Stock	3	—	7	—

NOI	5,295	1,877	9,754	3,733
Non-same property NOI	3,539	116	6,280	130

Same property NOI	$1,756	$1,761	$3,474	$3,603

The table below shows selected operating information for the same property portfolio and the total property portfolio. The same property portfolio consists of 3 properties totaling approximately 1.1 million net rentable square feet of space. The same property portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2018 and owned and in-service through June 30, 2019. The total property portfolio includes the effect of the other properties placed in-service or acquired after January 1, 2018. This table includes a reconciliation from the same property portfolio to the total property portfolio by also providing information for the six months ended June 30, 2019 and 2018 with respect to the properties that were placed in-service or acquired.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Total Property Portfolio
	2019	2018	Increase\ (Decrease)	% Change	2019	2018	2019	2018	Increase\ (Decrease)	% Change
Rental Revenue	$5,674	$5,646	$28	0%	$8,490	$103	$14,164	$5,749	$8,415	146%

Total revenues	5,674	5,646	28	0%	8,490	103	14,164	5,749	8,415	146%
Property operating	2,164	2,042	122	6%	2,463	62	4,627	2,104	2,523	120%

Total expenses	2,164	2,042	122	6%	2,463	62	4,627	2,104	2,523	120%

Same property NOI	$3,510	$3,604	$(94)	-3%	$6,027	$41	$9,537	$3,645	$5,892	162%

Same Property—Revenue

Rental Revenue— Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. We include tenant reimbursement income in our rental revenue that amounted to $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2019 and June 30, 2018.

Same Property—Expenses

Property operating expenses— Property operating expenses for the three and six months ended June 30, 2019 and June 30, 2018 primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. The increase in property operating expenses in 2019 compared to 2018 is due to higher real estate taxes based on property reassessment.

Depreciation and amortization—Depreciation and amortization for the three and six months ended June 30, 2019 and June 30, 2018 relates to property, furniture and fixtures, equipment and intangible assets in connection with our real properties.

The table below lists the properties placed in-service from January 1, 2018 through June 30, 2019. Rental revenue and real estate operating expenses increased by approximately $8.4 million and $2.4 million, respectively, for the six months ended June 30, 2019 compared to 2018 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Square Feet	2019	2018	Change	2019	2018	Change
						(dollars in thousands)
Industrial
Henderson Interchange	Fourth Quarter, 2018	First Quarter, 2019	197,120	$857	$—	$857	$154	$—	$154

Total Industrial			197,120	857	—	857	154	—	154

Office
Defoor Hills	Second Quarter, 2018	Third Quarter, 2018	90,820	1,595	29	1,566	476	27	449
East Sego Lily	Second Quarter, 2019	Third Quarter, 2019	148,467	708	—	708	157	—	157

Total Office			239,287	2,303	29	2,274	633	27	606

Retail
Main Street at Kingwood	Fourth Quarter, 2018	First Quarter, 2019	199,220	3,373	—	3,373	639	—	639

Total Retail			199,220	3,373	—	3,373	639	—	639

Residential
Tacara at Steiner Ranch	Second Quarter, 2018	Third Quarter, 2018	235,808	1,957	74	1,883	1,037	35	1,002

Total Residential			235,808	1,957	74	1,883	1,037	35	1,002

			871,435	$8,490	$103	$8,387	$2,463	$62	$2,401

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

Our operating fees and expenses include, among other things, the advisory fee we pay to the Advisor, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. The stockholder servicing fees we pay to the Dealer Manager are accrued up to a maximum amount of 8.75% of the sum of the gross proceeds at the time of the sale of common shares. We do not have any office or personnel expenses as we do not have any employees. We reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of our first acquisition. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of our first investment acquisition. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor through the first anniversary of our first investment acquisition are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs. As of June 30, 2019, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.9 million, consisting of offering costs of $3.8 million and organization costs of $1.1 million. Such costs became our liability on January 31, 2018, the date as of which the Offering was declared effective. After the first anniversary of the commencement of the first acquisition, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of each three-year public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such public Offering.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows provided by operating activities	$4,845	$1,748
Cash flows used in investing activities	(55,870)	(101,091)
Cash flows provided by financing activities	55,388	101,611

Net increase in cash and cash equivalents and restricted cash	$4,363	$2,268

Operating activities—Cash flows provided by operating activities increased $3.1 million during the six months ended June 30, 2019 compared to the corresponding period in the 2018 due to operations of the properties acquired during the period.

Investing activities—Cash flows used in investing activities decreased by $45.2 million during the six months ended June 30, 2019 compared to the corresponding period in the 2018 due to fewer acquisitions in the current year, which was offset by the sale of the senior note of the commercial mortgage loan.

Financing activities—Cash flows provided by financing activities decreased by $46.2 million during the six months ended June 30, 2019 compared to the corresponding period in the 2018 due to funded TIAA commitments in the prior year offset by borrowings from credit facility in the current year.

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

The following table presents a reconciliation of FFO to net (loss) income ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to NREIT stockholders	$(250)	$287	$3,494	$(1,228)
Adjustments:
Real estate depreciation and amortization	3,800	1,856	7,187	3,629
Net income attributable to Series A preferred stock	3	—	7	—

Funds From Operations attributable to stockholders	$3,553	$2,143	$10,688	$2,401

We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and amortization of restricted stock award, and unamortized origination fee related to the commercial mortgage loan. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Funds from Operations	$3,553	$2,143	$10,688	2,401
Adjustments:
Straight-line rental income	(259)	(132)	(669)	(177)
Amortization of above and below market lease intangibles	(186)	(15)	(273)	(31)
Organization costs	—	218	—	1,091
Unrealized loss (gain) from changes in fair value of real estate-related securities	1,957	(1,578)	(2,812)	(1,852)
Amortization of restricted stock awards	23	17	34	28
Unamortized origination fee related to investment in commercial mortgage loan	(331)	—	99	—
Unrealized (loss) from investment in international affiliated funds	(208)	—	116	—

Adjusted Funds from Operations attributable to stockholders	$4,549	$653	$7,183	$1,460

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

Distributions

Beginning September 30, 2018, we established a monthly record date for a quarterly distribution to stockholders on record as of the last day of each applicable month typically payable within 25 days following quarter end. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table summarizes our distributions declared during the three months ended June 30, 2019 and 2018 ($ in thousands):

	For the three months ended June 30, 2019		For the six months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$2,654	99.55%	$—	0.00%
Reinvested in shares	12	0.45%	—	0.00%

Total distributions	$2,666	100.00%	$—	0.00%

Sources of distributions
Cash flows from operating activities	$2,666	100.00%	$—	100.00%
Offering proceeds	—	0.00%	—	0.00%

Total sources of distributions	$2,666	100.00%	$—	100.00%

Cash flows from operating activities	$3,360		$348
Funds from Operations	$3,553		$2,143
Adjusted Funds from Operations	$4,549		$653

The following table summarizes our distributions declared during the six months ended June 30, 2019 and 2018 ($ in thousands):

	For the six months ended June 30, 2019		For the six months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,128	99.57%	$—	0.00%
Reinvested in shares	22	0.43%	—	0.00%

Total distributions	$5,150	100.00%	$—	0.00%

Sources of distributions
Cash flows from operating activities	$5,150	100.00%	$—	0.00%
Offering proceeds	—	0.00%	—	0.00%

Total sources of distributions	$5,150	100.00%	$—	0.00%

Cash flows from operating activities	$4,845		$1,748
Funds from Operations	$10,688		$2,401
Adjusted Funds from Operations	$7,183		1,460

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2019 ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2019
Investments in real property	$376,372
Investments in real estate-related securites	33,886
Investments in international affiliated funds	28,336
Investments in commercial mortgage loan	11,453
Cash and cash equivalents	6,240
Restricted cash	3,822
Other assets	2,136
Debt obligations	(120,277)
Other liabilities	(9,985)
Subscriptions receieved in advance	(3,822)
Stockholder servicing fees payable the following month (1)	(2)

Net Asset Value	$328,158

Net Asset Value attributable to Series A preferred stock	$125

Net Asset Value attributable to NREIT stockholders	$328,033

Number of Outstanding Shares	30,607

(1)

Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2019, we have accrued under GAAP approximately $213,000 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold, respectively.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2019 (in thousands, except per share data):

NAV Per Share	Class T Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net Asset Value	$1,945	$1,178	$6,145	$318,890	$328,158
Number of Shares Outstanding	185	111	580	29,731	30,607

NAV per share as of June 30, 2019	$10.51	$10.61	$10.59	$10.72

As of June 30, 2019, we had not sold any Class S shares. We will disclose the NAV per share for each outstanding class of common stock in future periods once shares of such class are outstanding.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2019 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.97%	6.13%
Multifamily	7.00	5.40
Office	7.16	6.41

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+2.2%	+1.9%	+1.8%
(weighted average)	0.25% increase	(1.8%)	(1.9%)	(1.8%)
Exit Capital Rate	0.25% decrease	+2.7%	+3.0%	+2.3%
(weighted average)	0.25% increase	(2.3%)	(2.8%)	(2.3%)

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2019
Stockholders’ equity under US GAAP	$292,157
Adjustments:
Organization and offering costs (1)	4,182
Accrued stockholder servicing fees (2)	213
Unrealized real estate appreciation (3)	16,558
Accumulated depreciation and amortization (4)	16,829
Origination fee income (5)	99
Accrued lease termination fee income (6)	(120)
Write-off of assets (7)	27
Straight-line rent receivable	(1,787)

Net Asset Value	$328,251

(1)

The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.9 million. Organization costs of $1.1 million are expensed and Offering costs of $3.8 million is a component of equity in the form of additional paid in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months. For the three and six months ended June 30, 2019, We recognized a reduction to NAV of $0.2 million and $0.5 million, respectively, for costs related to the reimbursement.

(2)

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold Class T and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

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

(6)

We accrued lease termination fee income from a tenant who vacated our property during the quarter and executed the agreement after we published our NAV. For GAAP the income is recognized for the three month ended June 30, 2019 and for purposes of our NAV, the income will be recorded with our July NAV supplement.

(7)

Under GAAP, for our investments in real estate, we retire the cost of our asset when a tenant vacates and remove the associated accumulated depreciation and amortization from the accounts with the resulting gains or losses reflected in net income or loss for the period. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

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

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with GAAP involves significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such critical accounting policies along with other significant accounting policy disclosures.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2019 (in thousands):

CONTRACTUAL OBLIGATIONS

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Organization and offering expenses	$4,648	$1,394	$1,859	$1,394	$—
Indebtedness	120,277	—	120,277	—	—

Total	$124,925	$1,394	$122,136	$1,394	$—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019 our investments in real estate-related securities consisted of $33.9 million in shares of common stock of publicly-traded REITs. We may be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. The fair value may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2019, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized loss of $3.4 million.

As of June 30, 2019, our investment in the International Affiliated Funds consisted of $18.8 million in shares of European Cities Partnership SCSp, a Euro-denominated fund. We may be exposed to foreign currency risk with respect to our investment in the International Affiliated Funds due to changes in the foreign currency exchange rates. Foreign currencies may fluctuate, thus the amount we will realize upon any sale of our investment is unknown.

Certain of our commercial mortgage loan and credit facility are variable rate and indexed to one-month U.S. denominated LIBOR. For the three months ended June 30, 2019, a 10% increase in one-month U.S. denominated LIBOR would have resulted in increased interest expense of $0.1  million.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As compensation for their service, our independent directors received 6,560 Class I shares of restricted stock at $10.29 per share on February 1, 2019 pursuant to our Independent Director Restricted Share Plan. These transactions are exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as these transactions did not involve any public offering.

Use of Offering Proceeds

On January 31, 2018, the Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of up to $5 billion in shares of our common stock was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2019, we received net proceeds of $309 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	184,561	—	111,353	580,389	29,730,608	30,606,911
Gross offering proceeds	$1,913	$—	$1,156	$6,027	$300,000	$309,096
Selling commissions and other dealer manager fees	—	—	—	—	—	—
Accrued stockholder servicing fees	(113)	—	(100)	—	—	(213)

Net offering proceeds	$1,800	$—	$1,056	$6,027	$300,000	$308,883

We primarily used the net proceeds from the Offering and the unregistered sales toward the acquisition of $360 million of real estate, investments in International Affiliated Funds of $28 million, investment in a commercial mortgage loan of $11 million and $32 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $120 million of financing from the credit facility. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan. During the three and six months ended June 30, 2019, we did not repurchase any shares.

On July 9, 2019, the Company and the Dealer Manager entered into selected dealer agreement with Ameriprise Financial Services, Inc. (“Ameriprise”) whereby Ameriprise will offer and sell, on a best efforts basis, the Company’s Class T and Class I shares. As a result, the Company’s board of directors unanimously approved an amendment to the Company’s share repurchase plan. The amendment includes a policy which states that if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Incremental Revolving Commitment Assumption Agreement dated June 11, 2019 among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc. and Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019 and incorporated herein by reference).

10.2	Selected Dealer Agreement dated July 9, 2019 by and among Nuveen Global Cities REIT, Inc., Nuveen Securities, LLC and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference).

10.3	Cost Reimbursement Agreement dated July 9, 2019 by and among Nuveen Global Cities REIT, Inc., Nuveen Securities, LLC and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

Date: August 13, 2019