Form 10-Q
period 2019-09-30
Nuveen Global Cities REIT, Inc.
filed 2019-11-12
CIK 1711799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 1,080,587 outstanding shares of Class T common stock, 493,680 outstanding shares of Class D common stock, 1,842,727 outstanding shares of Class I common stock, 29,730,608 outstanding shares of Class N common stock, and no outstanding shares of Class S common stock.

ITEM 1. FINANCIAL STATEMENTS

Nuveen Global Cities REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Investments in real estate, net	$325,383	$294,374
Investments in international affiliated funds	36,759	28,594
Investments in real estate-related securities, at fair value	35,946	29,228
Investment in commercial mortgage loan, at fair value	12,314	—
Intangible assets, net	20,165	16,367
Cash and cash equivalents	7,725	5,643
Restricted cash	4,529	56
Other assets	5,049	2,584

Total assets	$447,870	$376,846

Liabilities and Equity
Credit facility	$118,277	$70,000
Accounts payable, accrued expenses, and other liabilities	6,378	5,070
Intangible liabilities, net	5,390	5,759
Due to affiliates	5,299	4,602
Subscriptions received in advance	4,529	55
Distributions payable	4,173	2,484

Total liabilities	144,046	87,970

Equity
Series A Preferred Stock	129	—
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 429,471 and no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	—	(a)
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 426,344 and 25,839 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	—	(b)
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 1,470,148 and 186,474 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	15	2
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at September 30, 2019 and December 31, 2018	297	297
Additional paid-in capital	319,405	298,419
Accumulated deficit and cumulative distributions	(14,860)	(9,884)
Accumulated other comprehensive (loss) income	(1,170)	42

Total equity	303,824	288,876

Total liabilities and equity	$447,870	$376,846

(a)	The Class T Shares amount is not presented due to rounding; see Note 14.
(b)	The Class D Shares amount is not presented due to rounding; see Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$7,939	$4,536	$22,313	$10,373
Income from commercial mortgage loan	259	—	1,119	—

Total revenues	8,198	4,536	23,432	10,373
Expenses
Rental property operating	2,543	1,695	7,169	3,799
General and administrative	811	623	2,842	3,545
Advisory fee due to affiliate	527	397	1,490	1,038
Depreciation and amortization	3,351	2,855	10,530	6,484

Total expenses	7,232	5,570	22,031	14,866
Other income (expense)
Realized and unrealized income from real estate-related securities	2,561	153	7,666	2,323
(Loss) income from equity investment in unconsolidated international affiliated funds	(85)	20	(85)	20
Interest income	31	12	82	73
Interest expense	(1,262)	—	(3,352)	—

Total other income (expense)	1,245	185	4,311	2,416

Net income (loss)	2,211	(849)	5,712	(2,077)

Net income attributable to Series A preferred stock	4	—	11	—

Net income (loss) attributable to common stockholders	$2,207	$(849)	$5,701	$(2,077)

Net income (loss) per share of common stock - basic and diluted	$0.07	$(0.04)	$0.19	$(0.10)

Weighted-average shares of common stock outstanding, basic and diluted	31,361,717	23,552,069	30,597,512	20,891,594

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,211	$(849)	$5,712	$(2,077)
Other comprehensive (loss) income:
Unrealized (loss) from currency translation	(1,070)	(18)	(1,212)	(18)

Comprehensive income (loss)	1,141	(867)	4,500	(2,095)

Comprehensive income attributable to Series A preferred stock	4	—	11	—

Comprehensive income (loss) attributable to common stockholders	$1,137	$(867)	$4,489	$(2,095)

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Changes in Equity

(Unaudited) (in thousands, except share data)

Three Months Ended September 30, 2019
	Series A Preferred Stock	Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
		Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at June 30, 2019	$125	$2		$1		$6		$297	$304,720	$(12,894)	$(100)	$292,157
Issuance of 1,459,507 shares of common stock (net of $212 of offering costs)	—	2		3		9		—	14,730	—	—	14,744
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	42	—	—	42
Common stock repurchased	—	—		—		—		—	(104)	—	—	(104)
Amortization of restricted stock grants	—	—		—		—		—	17	—	—	17
Net income	4	—		—		—		—	—	2,207	—	2,211
Distributions declared on common stock	—	—		—		—		—	—	(4,173)	—	(4,173)
Foreign currency translation adjustment	—	—		—		—		—	—	—	(1,070)	(1,070)

Balance at September 30, 2019	$129	$4		$4		$15		$297	$319,405	$(14,860)	$(1,170)	$303,824

(a)	The Class T, Class D, and Class I distribution reinvestment amounts are not presented due to rounding; see Note 14.

Three Months Ended September 30, 2018
		Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
	Series A Preferred Stock	Common Stock Class T	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at June 30, 2018	$—	$—	$—		$1	$225	$222,443	$(1,556)	$—	$221,113
Issuance of 13,935,702 shares of common stock (net of $257 of offering costs)	—	—	—	(a)	—	15	15,277	—	—	15,292
Amortization of restricted stock grants	—	—	—		—	—	17	—	—	17
Net loss	—	—	—		—	—	—	(849)	—	(849)
Distributions declared on common stock	—	—	—		—	—	—	(1,905)	—	(1,905)
Foreign currency translation adjustment	—	—	—		—	—	—	—	(18)	(18)

Balance at September 30, 2018	$—	$—	$—		$1	$240	$237,737	$(4,310)	$(18)	$233,650

(a)	The Class D Shares amount is not presented due to rounding; see Note 14.

Nine Months Ended September 30, 2019
		Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
	Series A Preferred Stock	Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2018	$—	$—		$—		$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 2,123,497 shares of common stock (net of $613 of offering costs)	—	4		4		13		—	20,975	—	—	20,996
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	64	—	—	64
Common stock repurchased									(104)			(104)
Amortization of restricted stock grants	—	—		—		—		—	51	—	—	51
Net income	11	—		—		—		—	—	5,701	—	5,712
Distributions declared on common stock	—	—		—		—		—	—	(10,677)	—	(10,677)
Issuance of Series A preferred stock	125	—		—		—		—	—	—	—	125
Distribution to Series A preferred stock	(7)	—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	(1,212)	(1,212)

Balance at September 30, 2019	$129	$4		$4		$15		$297	$319,405	$(14,860)	$(1,170)	$303,824

(a)	The Class T, Class D, and Class I distribution reinvestment amounts are not presented due to rounding; see Note 14.

Nine Months Ended September 30, 2018
		Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
	Series A Preferred Stock	Common Stock Class T	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2017	$—	$—	$—		$—	$124	$124,126	$(328)	$—	$123,922
Issuance of 24,061,114 shares of common stock (net of $3,477 of offering costs)	—	—	—	(a)	1	116	113,566	—	—	113,683
Amortization of restricted stock grants	—	—	—		—	—	45	—	—	45
Net loss	—	—	—		—	—	—	(2,077)	—	(2,077)
Distribution declared on common stock	—	—	—		—	—	—	(1,905)	—	(1,905)
Foreign currency translation adjustment	—	—	—		—	—	—	—	(18)	(18)

Balance at September 30, 2018	$—	$—	$—		$1	$240	$237,737	$(4,310)	$(18)	$233,650

(a)	The Class D Shares amount is not presented due to rounding; see Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,712	$(2,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,530	6,484
Unrealized gain on changes in fair value of real estate-related securities	(4,859)	(1,459)
Realized gain on sale of real estate-related securities	(1,969)	(360)
Loss (income) from equity investment in unconsolidated international affiliated funds	85	(20)
Income distribution from equity investment in unconsolidated international affiliated funds	207	—
Straight line rent adjustment	(952)	(714)
Amortization of below-market lease intangibles	(370)	(46)
Amortization of above-market lease intangibles	13	—
Amortization of loan closing costs	306	—
Amortization of restricted stock grants	51	45
Change in assets and liabilities:
(Increase) in other assets	(1,382)	(788)
Increase in due to affiliates	697	1,091
Increase in accounts payable, accrued expenses, and other liabilities	762	1,036

Net cash provided by operating activities	8,831	3,192

Cash flows from investing activities:
Acquisitions of real estate	(44,095)	(81,056)
Origination and fundings of commercial mortgage loan	(46,619)	—
Proceeds from sale of commercial mortgage loan	34,264	—
Funding for investment in international affiliated funds	(9,890)	(3,036)
Capital improvements to real estate	(708)	(115)
Deposits on real estate property	—	(3,750)
Pre-acquisition costs	—	(35)
Purchase of real estate-related securities	(22,043)	(26,268)
Proceeds from sale of real estate-related securities	22,151	6,284

Net cash used in investing activities	(66,940)	(107,976)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,366	117,160
Repurchase of common stock	(104)	—
Offering costs paid	(613)	—
Borrowings from credit facility	86,277	—
Repayments on credit facility	(38,000)	—
Deposit on mortgage note	(528)	—
Payment of deferred financing costs	(393)	—
Proceeds from issuance of Series A preferred stock	125	—
Distributions to Series A preferred stock	(7)	—
Subscriptions received in advance	4,529	550
Distributions to common stockholders	(8,988)	—

Net cash provided by financing activities	64,664	117,710

Net increase in cash and cash equivalents and restricted cash during the period	6,555	12,926
Cash and cash equivalents and restricted cash, beginning of period	5,699	3,681

Cash and cash equivalents and restricted cash, end of period	$12,254	$16,607

sheets, end of period:

Cash and cash equivalents	$7,725	$16,034
Restricted cash	4,529	573

Total cash and cash equivalents and restricted cash	$12,254	$16,607

Supplemental disclosures:
Interest paid	$2,947	$—

Series A preferred stock costs	$15	$—

Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$327	$661

Accrued capital expenditures	$219	$14

Non-cash financing activities:
Accrued distributions	$4,173	$1,905

Accrued stockholder servicing fees	$651	$23

Distribution reinvestments	$64	$—

Accrued offering costs due to affiliate	$4,101	$3,454

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Purpose

Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and that a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region.

Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor.

Pursuant to a Registration Statement on Form S-11 (file No. 333-222231, the “Registration Statement”), the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5 billion in shares of common stock, consisting of up to $4 billion in shares in its primary offering and up to $1 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Registration Statement was declared effective on January 31, 2018. The Company is publicly offering any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Investments in International Affiliated Funds

The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund FCP (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represent the Company’s allocable share of each fund’s net income for the three and nine months ended September 30, 2019 and is reported as income (loss) from equity investment in unconsolidated international affiliated funds on the Company’s Consolidated Statement of Operations.

Investment in International Affiliated Funds includes the Company’s allocable share of the International Affiliated Funds’ net income, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) when received by the Company. All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company’s Consolidated Balance Sheets.

Investment in Commercial Mortgage Loan at Fair Value

The Company originated its first commercial mortgage loan in March 2019 and elected the fair value option. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loan is stated at fair value and is initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loan is valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.

The income from commercial mortgage loan represents interest income and deferred origination fee income, which is amortized over the term of the loan and is reported as income from commercial mortgage loan on the Company’s Consolidated Statements of Operations. The initial and subsequent changes to the deferred origination fee is recorded in investments in commercial mortgage loan, at fair value on the Company’s Consolidated Balance Sheets.

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

As of September 30, 2019, the Company’s $35.9 million of investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.

As of September 30, 2019, and subsequent to the sale of the senior portion of the commercial mortgage loan, the Company’s $12.3 million of investment in commercial mortgage loan consisted of a mezzanine loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.

Revenue Recognition

The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue—consists of base rent arising from tenant operating leases at the Company’s office, industrial multifamily, and retail properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs includes in lease agreements.

Income from commercial mortgage loan—consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. Loan origination fees, commitment fees and direct loan origination costs are offset and the net amount is deferred and amortized over the term of the related loan as an adjustment to yield using the effective interest method. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of September 30, 2019, the Company did not have any mortgage loans on nonaccrual status.

Cash and Cash Equivalents

Cash and cash equivalents represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of September 30, 2019, restricted cash consists of $4.5 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Income Taxes

The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“the Code”) commencing with its taxable year ending December 31, 2018. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. corporate federal income tax. The Cayman Islands TRSs are not subject to corporate federal income tax or Cayman Islands taxes. As of September 30, 2019, the Company has three active TRSs: the Company uses two TRSs to hold its investments in the International Affiliated Funds and one TRS to hold its senior loan commercial mortgage loan investment, which has since been sold. The Company recorded a federal tax provision of $7,000 for the three and nine months ended September 30, 2019.

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

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1 billion or January 31, 2023.

As of September 30, 2019, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date on which the Offering was declared effective. These organization and offering costs are recorded as due to affiliates on the Company’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Foreign Currency

The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $1.1 million and $1.2 million, respectively, for the three and nine months ended September 30, 2019.

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

Note 3. Investments in Real Estate

Investments in real estate, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Building and building improvements	$283,369	$249,552
Land and land improvements	50,591	46,609
Furniture, fixtures and equipment	3,435	3,249

Total	337,395	299,410
Accumulated depreciation	(12,012)	(5,036)

Investments in real estate, net	$325,383	$294,374

Depreciation expense was $2.5 million and $7.0 million, respectively, for the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company acquired an interest in an office property and accounted for it as an asset acquisition. During the year ended December 31, 2018, the Company acquired interests in four real property investments, which were comprised of one office, multifamily, industrial and a retail property, and accounted for them as asset acquisitions.

The following table provides further details of the property acquired during the nine months ended September 30, 2019 (in thousands):

Property Name	Ownership Interest	Number of Properties	Acquisition Location	Sector	Acquisition Date	Purchase Price
East Sego Lily	100%	1	Salt Lake City, UT	Office	May 2019	$44,422

The following table summarizes the purchase price allocation for the property acquired during the nine months ended September 30, 2019 (in thousands):

East Sego Lily
Building and building improvements	$33,396
Land and land improvements	3,964
In-place lease intangibles	5,077
Other intangibles	1,985

Total purchase price	$44,422

Note 4. Investments in Real Estate-Related Securities

As of September 30, 2019 and December 31, 2018, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of realized and unrealized income from real estate-related securities during the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gains (losses)	$2,047	$(393)	$4,859	$1,459
Realized gains	219	353	1,970	360
Dividend income	295	193	837	504

Total	$2,561	$153	$7,666	$2,323

Note 5. Investment in International Affiliated Funds

Investment in ECF:

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

On December 22, 2017, the Company entered into a subscription agreement to invest €25.0 million into ECF. As of September 30, 2019, the Company has funded €25.0 million ($27.2 million) into ECF and has fully satisfied its commitment to the fund.

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

For the three and nine months ended September 30, 2019, the Company recorded approximately $6,100 and $211,000 in net income, respectively, based on its allocable share from ECF that is reflected on the Company’s Consolidated Statements of Operations.

Investment in APCF:

APCF was launched in November 2018 as an open-end, U.S. denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.

On November 9, 2018, the Company entered into a subscription agreement to invest $10 million into APCF. Subsequently, on September 11, 2019 the Company increased its commitment by $20 million. As of September 30, 2019, the Company has funded $10 million of its total commitment of $30 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, the Company recorded approximately $92,000 and $295,000, respectively, in net loss based on its allocable share from APCF that is reflected on the Company’s Consolidated Statements of Operations.

Note 6. Investment in Commercial Mortgage Loan

During the nine months ended September 30, 2019, the Company originated a senior and a mezzanine loan for an industrial property in Maspeth, New York for $46.0 million. The company funded the loan on a 60% loan to cost basis amounting to $46.0 million. On June 6, 2019, the Company sold the senior loan for $34.3 million to an unaffiliated party and retained the mezzanine loan, receiving proceeds of $34.0 million, which is net of disposition fees.

The fair value of the mezzanine loan was $12.4 million as of September 30, 2019. The Company recognized interest income and amortization of origination fees from its investment in commercial mortgage loan of approximately $0.3 million and $1.1 million for the three and nine months ending September 30, 2019.

As of September 30, 2019, the Company has an unamortized origination fee of $0.1 million related to the mezzanine loan reflected in investment in commercial mortgage loan on its Consolidated Balance Sheets.

Loan terms for the mezzanine loan as of September 30, 2019 are summarized below (in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,972	$12,403	$12,403

The estimated fair value of the mortgage loan is based on models developed by an independent valuation advisor that primarily use market based or independently sourced market data, including interest rate yield curves and market spreads. Valuation adjustments may be made to reflect credit quality, liquidity, and other observable and unobservable data that are applied consistently over time.

Note 7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$19,733	$14,679
Above-market lease intangibles	154	154
Other intangibles	8,736	6,557

Total Intangible assets	28,623	21,390

Accumulated amortization:
In-place lease intangibles	(6,977)	(4,396)
Above-market lease intangibles	(16)	(3)
Other intangibles	(1,465)	(624)

Total accumulated amortization	(8,458)	(5,023)

Intangible assets, net	$20,165	$16,367

Intangible liabilities:
Below-market lease intangibles	$(5,772)	$(5,876)
Accumulated amortization	382	117

Intangible liabilities, net	$(5,390)	$(5,759)

Amortization expense relating to intangible assets was $0.9 million and $3.5 million, respectively, for the three and nine months ended September 30, 2019. Income from the amortization of intangible liabilities was approximately $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2019.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows (in thousands):

	In-place Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
Remaining 2019	$551	$323	$(71)
2020	2,187	1,226	(332)
2021	1,940	1,050	(322)
2022	1,658	938	(307)
2023	1,328	767	(306)
Thereafter	5,092	3,105	(4,052)

	$12,756	$7,409	$(5,390)

The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 7, 8 and 19 years, respectively.

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

As of September 30, 2019, the Company had $118.3 million in borrowings and $0.3 million in accrued interest outstanding under the Credit Agreement. For the three and nine months ended September 30, 2019, the Company incurred $1.1 million and $3.1 million, respectively, in interest expense related to the credit facility. Additionally, interest expense on the Consolidated Statements of Operations includes amortization of loan closing costs of $0.2 million and $0.3 million, for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, the Company is in compliance with all loan covenants.

Note 9. Other Assets and Other Liabilities

The following table summarizes the components of other assets (in thousands):

	2019	2018
Straight-line rent receivable	$2,071	$1,119
Deferred financing costs, net	888	771
Tenant receivables	795	353
Prepaid expenses	691	288
Other	604	53

Total	$5,049	$2,584

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities (in thousands):

	September 30, 2019	December 31, 2018
Real estate taxes payable	$2,552	$2,099
Accounts payable and accrued expenses	2,080	1,420
Tenant security deposits	759	587
Prepaid rental income	419	386
Accrued interest expense	293	164
Other	275	414

Total	$6,378	$5,070

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

As of September 30, 2019, the Company has accrued management fees of approximately $0.2 million, which has been included in accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2019, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of September 30, 2019, the Company has accrued approximately $0.7 million of stockholder servicing fees with respect to the outstanding Class T and Class D common shares.

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

As part of TIAA’s agreement to purchase $300 million in Class N shares described below, the Advisor has agreed that, in the event that certain capital raising thresholds are not achieved in the Offering, the Advisor will reimburse TIAA a portion of the advisory fees and organization and offering expenses charged with respect to the Class N shares purchased by TIAA.

Due to Affiliates

The following table summarizes the components of Due to Affiliates (in thousands):

	September 30, 2019	December 31, 2018
Accrued stockholder servicing fees	$651	$23
Advanced organization and offering	4,648	4,579

Total	$5,299	$4,602

The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of September 30, 2019, the Company accrued approximately $651,000 of stockholder servicing fees payable to the Dealer Manager related to Class T and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2054 in connection with those Class T and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.

Note 11. Economic Dependency

The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 12. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 13. Tenant Leases

The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows (in thousands):

Year	Minimum Rent
Remaining 2019	$4,185
2020	16,759
2021	16,045
2022	15,179
2023	13,695
Thereafter	65,260

Total	$131,123

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

As of September 30, 2019, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share, 125 of which are classified as Series A Preferred Stock (defined below).

In addition, the Company’s board of directors may amend the charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock which may be subject to various class-specific fees.

Preferred Stock

On January 2, 2019, the Company filed Articles Supplementary to the charter, which set forth the rights, preferences and privileges of the Company’s 12.0% Series A cumulative non-voting preferred stock (“Series A Preferred Stock”). On January 4, 2019, the Company sold 125 shares of its Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration. The offering of Series A Preferred Stock was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the qualifications required in order to qualify as a REIT under the Code.

Common Stock

As of September 30, 2019, the Company has issued and outstanding 429,471 shares of Class T common stock 426,344 shares of Class D common stock, 1,470,148 shares of Class I common stock, and 29,730,608 shares of Class N common stock. As of September 30, 2019, the Company has not sold any Class S shares.

During the nine months ended September 30, 2019, the Company sold the following shares of common stock (in thousands):

	Nine Months Ended September 30, 2019
	Class T		Class D	Class I	Class N	Total
December 31, 2018	—		26	186	29,731	29,943
Common Stock Issued	429		399	1,283	—	2,111
Distribution Reinvestment	—	(a)	1	4	—	5
Vested Stock	—		—	7	—	7
Common Stock Repurchased	—		—	(10)	—	(10)

September 30, 2019	429		426	1,470	29,731	32,056

(a)	The Class T Shares amount is not presented due to rounding.

TIAA has purchased $300 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, all shares held by TIAA are not eligible to be repurchased until January 31, 2023; provided that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor.

Restricted Stock Grants

The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred on February 1, 2019. The Company accrued approximately $17,000 and $51,000, respectively, of expense for the three and nine months ended September 30, 2019, in connection with restricted stock portion of director compensation, which is included in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Beginning September 30, 2018, the Company established a monthly record date for a quarterly distribution to stockholders on record as of the last day of each applicable month typically payable within 30 days following quarter end. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

During the nine months ended September 30, 2019, the Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of October 31, 2018, November 30, 2018 and December 31, 2018, all outstanding shares of common stock as of the close of business on the record dates of January 31, 2019, February 28, 2019, and March 31, 2019, and all outstanding shares of common stock as of the close of business on the record dates of April 30, 2019, May 31, 2019, and June 30, 2019. These distributions were paid on January 29, 2019, April 29, 2019, and July 29, 2019, respectively.

The following table details the distribution paid on January 29, 2019:

	Class D	Class I	Class N
Net Distribution	$0.07	$0.07	$0.08
Total Distributions Declared	1,760	13,640	2,468,230

The following table details the distribution paid on April 29, 2019:

	Class T	Class D	Class I	Class N
Net Distribution	$0.04	$0.05	$0.07	$0.09
Total Distributions Declared	2,066	2,563	15,116	2,646,139

The following table details the distribution paid on July 29, 2019:

	Class T	Class D	Class I	Class N
Net Distribution	$0.08	$0.10	$0.10	$0.13
Total Distributions Declared	15,065	10,790	57,554	3,754,662

Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. As of September 30, 2019 the Company had an accrued distribution payable balance of $4.2 million on its Consolidated Balance Sheets related to July, August, and September 2019. The following table details the distributions accrued as of September 2019:

	Class T	Class D	Class I	Class N
Net Distribution Accrued	$0.07	$0.06	$0.09	$0.13
Total Distributions Accrued	29,434	25,997	132,168	3,984,987

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. In addition, if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied.

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

During the three and nine months ended September 30, 2019, the Company repurchased 9,843 of Class I shares at a price of $10.59 per share.

Note 15. Segment Reporting

The Company currently operates in seven reportable segments: multifamily, office, industrial, and retail properties, real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Multifamily	$94,822	$97,448
Industrial	87,561	89,963
Office	77,732	34,134
Retail	89,393	90,881
Real Estate-Related Securities	35,946	29,228
International Affiliated Funds	36,991	28,594
Commercial Mortgage Loan	12,466	—
Other (Corporate)	12,959	6,598

Total assets	$447,870	$376,846

The following table sets forth the financial results by segment for the three months and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		2019 v 2018		Nine Months Ended September 30,		2019 v 2018
	2019	2018	$	%	2019	2018	$	%
Rental revenues
Multifamily	$2,378	$2,336	$42	2%	$6,921	$4,999	$1,922	38%
Office	1,832	679	1,153	170%	4,136	796	3,340	420%
Industrial	2,169	1,521	648	43%	6,081	4,578	1,503	33%
Retail	1,560	—	1,560	100%	5,175	—	5,175	100%

Total rental revenues	7,939	4,536	3,403	75%	22,313	10,373	11,940	115%

Rental property operating expenses
Multifamily	1,129	1,122	7	1%	3,295	2,329	966	41%
Office	428	117	311	266%	1,061	144	917	637%
Industrial	667	456	211	46%	1,857	1,326	531	40%
Retail	319	—	319	100%	956	—	956	100%

Total rental property operating expenses	2,543	1,695	848	50%	7,169	3,799	3,370	89%

Depreciation and amortization
Multifamily	(754)	(1,652)	898	-54%	(3,129)	(3,393)	264	-8%
Office	(858)	(278)	(580)	209%	(1,804)	(327)	(1,477)	452%
Industrial	(953)	(925)	(28)	3%	(3,127)	(2,764)	(363)	13%
Retail	(786)	—	(786)	100%	(2,470)	—	(2,470)	100%

Total depreciation and amortization	(3,351)	(2,855)	(496)	17%	(10,530)	(6,484)	(4,046)	62%

Interest income from commercial mortgage loan	259	—	$259	100%	1,119	—	$1,119	100%
Realized and unrealized income from real estate-related securities	2,561	153	2,408	1574%	7,666	2,323	5,343	230%
(Loss) income from equity investment in unconsolidated international affiliated funds	(85)	20	(105)	-525%	(85)	20	(105)	-525%
General and administrative expenses	(811)	(623)	(188)	30%	(2,842)	(3,545)	703	-20%
Advisory fee due to affiliate	(527)	(397)	(130)	33%	(1,490)	(1,038)	(452)	44%
Interest income	31	12	19	158%	82	73	9	12%
Interest expense	(1,262)	—	(1,262)	100%	(3,352)	—	(3,352)	100%

Net income (loss)	2,211	(849)	3,060	-360%	5,712	(2,077)	7,789	-375%
Net income attributable to Series A preferred	4	—	4	100%	11	—	11	100%

Net income (loss) attributable to common stockholders	$2,207	$(849)	$3,056	-360%	$5,701	$(2,077)	$7,778	-375%

Note 16. Subsequent Events

The Company’s board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of July 31, 2019, August 31, 2019 and September 30, 2019. The Company paid these distributions amounting to $4.2 million on October 28, 2019.

On October 1, 2019, the Company sold approximately $4.5 million of common stock (181,609 Class T shares, 44,528 Class D shares, and 193,820 Class I shares) at a purchase price of $10.60 for Class T, $10.69 for Class D, and $10.68 for Class I.

On October 25, 2019, the Company completed the acquisition of the property known as Globe Street Industrial from an unaffiliated third party for a total cost of $19.9 million, including purchase price adjustments and transaction costs. Globe Street industrial is a light industrial warehouse totaling 251,630 square feet located in the Inland Empire of California. The Property is 100% leased to a single tenant with a remaining lease term of 6 years.

On November 1, 2019, the Company sold approximately $7.1 million of common stock (469,507 Class T shares, 22,808 Class D shares, and 178,759 Class I shares) at a purchase price of $10.58 for Class T, $10.65 for Class D, and $10.67 for Class I.

On November 6, 2019, the Company’s board of directors approved the renewal of the advisory agreement for an additional year from January 31, 2020 to January 31, 2021. All other terms of the advisory agreement remain the same.

On November 8, 2019, NR Main Street at Kingwood LLC, a wholly owned subsidiary of the Company, entered into a loan agreement (“Loan Agreement”) with nationwide life insurance company (“Lender”). The Loan Agreement provides a secured loan of $48.0 million, interest only, for 7 years with a fixed rate of 3.15% per annum. The loan matures in December 2026 (“Maturity Date”) with unpaid principal balance on the loan due and payable in full on the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (“Nuveen Real Estate Global Cities Advisors” or the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).

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

Investment Objectives

Our investment objectives are to:

•	provide regular, stable cash distributions;

•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;

•	preserve and protect stockholders’ invested capital;

•	realize appreciation from proactive investment management and asset management; and

•	seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.

We cannot assure you that we will achieve our investment objectives.

Summary of Portfolio

The following charts provide information on the nature and geographical locations of our real properties as of September 30, 2019:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands)	Sq Feet (in thousands) / # of units	Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266 units	93%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	246 units	91%

Total Multifamily	2				102,127	512 units	92%

Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	16,785	265 sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486 sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	25,074	197 sq ft.	100%

Total Industrial	5				92,994	948 sq ft.	100%

Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	85,696	199 sq ft.	97%

Total Retail	1				85,696	199 sq ft.	97%

Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	33,808	91 sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	44,422	149 sq ft.	100%

Total Office	2				78,230	240 sq ft.	100%

Total Investment Properties	10				$359,047

Property Type*	Geography*

(*) Based upon the market value of the properties.

The following schedule details the expiring leases at our industrial, retail, and office properties by annualized base rent and square footage as of September 30, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
Remaining 2019	—	$—	0%	—	0%
2020	3	1,003	6%	232	17%
2021	8	740	4%	114	8%
2022	16	2,125	13%	276	20%
2023	6	650	4%	56	4%
2024	9	1,736	10%	170	12%
2025	7	1,834	11%	73	5%
2026	2	797	5%	105	8%
2027	11	2,963	18%	90	7%
2028	5	823	5%	64	5%
Thereafter	9	4,002	24%	201	14%

Total	76	$16,673	100%	1,381	100%

(1)	The annualized September 30, 2019 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

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

During the three and nine months ended September 30, 2019, we acquired $2.4 million and $22.0 million, respectively, of common stock of publicly-traded REITs. We sold $2.6 million and $22.1 million, respectively, in real estate-related securities during the three and nine months ended September 30, 2019. The fair value of our real estate-related investments was approximately $35.9 million and $29.2 million, respectively, as of September 30, 2019 and December 31, 2018.

Investments in International Affiliated Funds

We report our investments in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund FCP (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income from the investments in the International Affiliated Funds represent our allocable share of each fund’s net income for the three and nine months ended September 30, 2019 and is reported as income (loss) from equity investment in unconsolidated international affiliated funds on our Consolidated Statements of Operations.

Net income or loss includes our allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable accounting principles generally accepted in the United States of America (“GAAP”)) when received by us. All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, we recorded approximately $6,100 and $211,000 in net income, respectively, based on our allocable share from ECF that is reflected on our Consolidated Statements of Operations. As of September 30, 2019, the Company’s investment in ECF was $27.2 million.

For the three and nine months ended September 30, 2019, we recorded approximately $92,000 and $295,000, respectively, in net loss based on our allocable share from APCF that is reflected on our Consolidated Statements of Operations. As of September 30, 2019, the Company’s investment in APCF was $9.6 million.

Investment in Commercial Mortgage Loan

We have elected the fair value option for accounting for its investment in commercial mortgage loan. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at our election, any financial instruments are reported at fair value. The Income from commercial mortgage loan represents interest income and deferred origination fee income, which is amortized over the term of the loan and is reported as Income from commercial mortgage loan on the Company’s Consolidated Statement of Operations. The initial and subsequent changes to deferred origination fee is recorded in Investments in commercial mortgage loan, at fair value on our Consolidated Balance Sheets.

We originated our first commercial mortgage loan on March 28, 2019 for an industrial property in Maspeth, New York. The initial term of the loan was three years with two one-year extension options. Based on the terms of the loan, we funded the loan on a 60% loan to cost basis amounting to $46.0 million. The borrower has the option to upsize the loan in two phases up to 80% loan to cost basis with a corresponding reduction in the interest rate. The borrower can request the upsize once an anchor lease for the property is signed and other requirements have been fulfilled.

On June 6, 2019, we sold the senior loan for $34.3 million to an unaffiliated party and retained the mezzanine loan, receiving proceeds of $34.0 million, which is net disposition fees.

The fair value of the mezzanine loan was $12.4 million as of September 30, 2019. We recognized interest income and origination fee from investment in commercial mortgage loan of approximately $0.3 million and $1.1 million for the three and nine months ending September 30, 2019.

Loan terms for the mezzanine loan as of September 30, 2019 are summarized below (in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,972	$12,403	$12,403

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

Our Qualification as a REIT

We qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Internal Revenue Code (the “Code”), we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that no five or fewer individuals own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes. Although we believe that the impacts of the TCJA will be immaterial to our financial results, we continue to analyze certain aspects of the TCJA, therefore our estimates may change as additional information becomes available. Many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	2019 vs 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	2019 vs 2018
Revenues
Rental revenue	$7,939	$4,536	$3,403	$22,313	$10,373	$11,940
Income from commercial mortgage loan	259	—	259	1,119	—	1,119

Total revenues	8,198	4,536	3,662	23,432	10,373	13,059
Expenses
Rental property operating	2,543	1,695	848	7,169	3,799	3,370
General and administrative	811	623	188	2,842	3,545	(703)
Advisory fee due to affiliate	527	397	130	1,490	1,038	452
Depreciation and amortization	3,351	2,855	496	10,530	6,484	4,046

Total Expenses	7,232	5,570	1,662	22,031	14,866	7,165
Other income (expense)
Realized and unrealized income from real estate-related securities	2,561	153	2,408	7,666	2,323	5,343
Income (loss) from equity investment in unconsolidated international affiliated funds	(85)	20	(105)	(85)	20	(105)
Interest income	31	12	19	82	73	9
Interest expense	(1,262)	—	(1,262)	(3,352)	—	(3,352)

Net income (loss)	2,211	(849)	3,060	5,712	(2,077)	7,789

Net income attributable to Series A preferred stock	4	—	4	11	—	11

Net income (loss) attributable to common stockholders	$2,207	$(849)	$3,056	$5,701	$(2,077)	$7,778

Due to acquisitions of real estate and real estate-related securities and loan originations we have made since we commenced principal operations in December 2017, our results of operations for the three and nine months ended September 30, 2019 and 2018 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2019 and 2018 and are discussed further below.

General and Administrative Expenses

During the three months ended September 30, 2019, general and administrative expenses increased by $0.2 million compared to the corresponding period in 2018 due to additional expenses incurred as a result of the growth in our portfolio. During the nine months ended September 30, 2019, general and administrative expenses decreased by $0.7 million compared to the corresponding period in 2018 primarily due to $1.1 million of organization costs incurred in the prior year which were nonrecurring.

Advisory Fee Due to Affiliate

During the three and nine months ended September 30, 2019, the advisory fee due to affiliate increased by $0.1 million and $0.5 million, respectively, compared to the corresponding periods in 2018 due to growth in our portfolio, which increased the underlying basis for our advisory fee calculation.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2019 and September 30, 2018 relates to property, furniture and fixtures, equipment and intangible assets in connection with our real properties. The increase was driven by the growth of our portfolio, which increase from seven properties as of September 30, 2019 to ten properties as of September 30, 2019.

Realized and unrealized income from real estate-related securities

During the three and nine months ended September 30, 2019, our investment in real estate-related securities was approximately $10.0 million larger compared to the corresponding periods in 2018. As a result, this increased our realized income in the form of dividend income, and along with upward market movements, increased our unrealized gains.

Interest Expense

During the three and nine months ended September 30, 2019, we incurred interest expense as we entered into a credit facility for acquisition of real estate and real estate-related securities and loan originations.

Same Property Results of Operations

We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities and International Affiliated Funds segments to be same property.

For the three and nine months ended September 30, 2019 and September 30, 2018, our same property portfolio consisted of one multifamily and two industrial properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) management fee, (c) interest income, and (d) income from real estate-related securities.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI for the three and nine months ended September 30, 2019 and September 30, 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$2,207	$(849)	$5,701	$(2,077)
Adjustments to reconcile to same property NOI
General and administrative	811	623	2,842	3,545
Advisory fee due to affiliate	527	397	1,490	1,038
Depreciation and amortization	3,351	2,855	10,530	6,484
Income from real estate-related securities	(2,561)	(153)	(7,666)	(2,323)
Income from commercial mortgage loan	(259)	—	(1,119)	—
Income (loss) from equity investment in unconsolidated international affiliated funds	85	(20)	85	(20)
Interest income	(31)	(12)	(82)	(73)
Interest expense	1,262	—	3,352	—
Series A preferred stock	4	—	11	—

NOI	5,396	2,841	15,144	6,574
Non-same property NOI	3,520	1,062	9,793	1,192

Same property NOI	$1,876	$1,779	$5,351	$5,382

The following table details the components of same property NOI for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$	%
Rental revenue	$3,032	$2,811	$221	8%

Total revenues	3,032	2,811	221	8%
Rental property operating	1,156	1,032	124	12%

Total expenses	1,156	1,032	124	12%

Same property NOI	$1,876	$1,779	$97	5%

Same Property—Rental Revenue

Same property rental revenue increased $0.2 million for the three months ended September 30, 2019, compared to the corresponding period in 2018 due to increases in base rental income and recovery income at our industrial properties.

Same Property—Rental Property Operating Expenses

Same property rental property operating expenses increased $0.1 million during the three months ended September 30, 2019, compared to the corresponding period in 2018 due to increases in real estate taxes and repairs and maintenance at our industrial properties.

The following table details the components of same property NOI for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$	%
Rental revenue	$8,670	$8,457	$213	3%

Total revenues	8,670	8,457	213	3%
Rental property operating	3,319	3,075	244	8%

Total expenses	3,319	3,075	244	8%

Same property NOI	$5,351	$5,382	$(31)	-1%

Same Property—Rental Revenue

Same property rental revenue increased $0.2 million for the nine months ended September 30, 2019, compared to the corresponding period in 2018 due to increases in base rental income and recovery income at our multifamily and industrial properties, partially offset by rent concessions at our industrial properties.

Same Property—Rental Property Operating Expenses

Same property rental property operating expenses increased $0.2 million during the nine months ended September 30, 2019, compared to the corresponding period in 2018 due to increases in real estate taxes and repairs and maintenance at our industrial properties.

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

Our operating fees and expenses include, among other things, the advisory fee we pay to the Advisor, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. The stockholder servicing fees we pay to the Dealer Manager are accrued up to a maximum amount of 8.75% of the sum of the gross proceeds at the time of the sale of common shares. We do not have any office or personnel expenses as we do not have any employees. We reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of our first acquisition. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for such advanced expenses ratably over the 60 month period commencing on the earlier of the date the NAV reaches $1 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor through the first anniversary of our first investment acquisition are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs. As of September 30, 2019, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million, consisting of offering costs of $4.5 million and organization costs of $1.1 million. Such costs became our liability on January 31, 2018, the date as of which the Offering was declared effective. After the first anniversary of the commencement of the first acquisition, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After the termination of each three-year public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such public Offering.

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows provided by operating activities	$8,831	$3,192
Cash flows used in investing activities	(66,940)	(107,976)
Cash flows provided by financing activities	64,664	117,710

Net increase in cash and cash equivalents and restricted cash	$6,555	$12,926

Operating activities—Cash flows provided by operating activities increased $5.6 million during the nine months ended September 30, 2019 compared to the corresponding period in the 2018 due to increased cash flows from the operations of our investments in real estate.

Investing activities—Cash flows used in investing activities decreased by $41.0 million during the nine months ended September 30, 2019 compared to the corresponding period in the 2018 due to fewer property acquisitions in the current year, offset by the sale of the senior note of the commercial mortgage loan and proceeds from the sale of real estate-related securities.

Financing activities—Cash flows provided by financing activities decreased by $53.0 million during the nine months ended September 30, 2019 compared to the corresponding period in the 2018 primarily due to funding from TIAA as part of their commitments to purchase Class N shares in the prior year, offset by an increase in net borrowings on the credit facility.

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

The following table presents a reconciliation of FFO to net income (loss) ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,211	$(849)	$5,712	$(2,077)
Adjustments:
Real estate depreciation and amortization	3,351	2,855	10,530	6,484

Funds From Operations	$5,562	$2,006	$16,242	$4,407

We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above and below- market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate- related securities and amortization of restricted stock award, and unamortized origination fee related to the commercial mortgage loan. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Funds from Operations	$5,562	$2,006	$16,242	4,407
Adjustments:
Straight-line rental income	(283)	(537)	(952)	(714)
Amortization of above and below market lease intangibles	(93)	(15)	(357)	(46)
Organization costs	—	—	—	1,091
Unrealized (gain) loss from changes in fair value of real estate-related securities	(2,047)	393	(4,859)	(1,459)
Amortization of restricted stock awards	17	17	51	45
Unamortized origination fee related to commercial mortgage loan		—	99	—
Unrealized loss from investment in international affiliated funds	228	18	293	18

Adjusted Funds from Operations attributable to stockholders	$3,384	$1,882	$10,517	$3,342

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

Distributions

Beginning September 30, 2018, we established a monthly record date for a quarterly distribution to stockholders on record as of the last day of each applicable month typically payable prior to the end of the month following quarter end.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table summarizes our distributions declared and paid during the three months ended September 30, 2019 and 2018 ($ in thousands):

	For the three months ended September 30, 2019		For the three months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$3,796	98.91%	$—	0.00%
Reinvested in shares	42	1.09%	—	0.00%

Total distributions	$3,838	100.00%	$—	0.00%

Sources of distributions
Cash flows from operating activities	$3,796	100.00%	$—	0.00%
Credit facility draw down	—	0.00%	—	0.00%

Total sources of distributions	$3,796	100.00%	$—	0.00%

Cash flows from operating activities	$3,986		$1,444
Funds from Operations	$5,562		$2,006

The following table summarizes our distributions declared and paid during the nine months ended September 30, 2019 and 2018 ($ in thousands):

	For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$8,924	99.29%	$—	0.00%
Reinvested in shares	64	0.71%	—	0.00%

Total distributions	$8,988	100.00%	$—	0.00%

Sources of distributions
Cash flows from operating activities	$8,831	98.96%	$—	0.00%
Credit facility draw down	93	1.04%	—	0.00%

Total sources of distributions	$8,924	100.00%	$—	0.00%

Cash flows from operating activities	$8,831		$3,192
Funds from Operations	$16,242		$4,407

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2019 ($ and shares in thousands, except per share data):

Components of NAV	September 30, 2019
Investment in real property	$379,815
Investment in real estate-related assets	35,946
Investment in international affiliated funds	36,759
Investment in commercial mortgage loan	12,403
Cash and cash equivalents	7,725
Restricted cash	4,529
Other assets	2,978
Debt obligations	(118,277)
Subscriptions received in advance	(4,529)
Other liabilities	(10,550)
Stockholder servicing fees payable the following month(1)	(4)

Net Asset Value	$346,795

Net Assets Value attributable to Series A preferred stock	$129

Net Asset Value attributable to common stockholders	$346,666

Number of outstanding shares of common stock	32,056

(1)

Stockholder servicing fees only apply to Class S, Class T and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class S, Class T and Class D shares. As of September 30, 2019, we have accrued under GAAP approximately $651,000 of stockholder servicing fees payable to the Dealer Manager related to the Class D and Class T shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2019 (in thousands, except per share data):

NAV Per Share	Class N Shares	Class I Shares	Class D Shares	Class T Shares	Total
Net asset value	$321,906	$15,681	$4,539	$4,540	$346,666
Number of outstanding shares	29,731	1,470	426	429	32,056

NAV per shares as of September 30, 2019	$10.83	$10.67	$10.65	$10.58

As of September 30, 2019, we had not sold any Class S shares. We will disclose the NAV per share for each outstanding class of common stock in future periods once shares of such class are outstanding.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2019 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.91%	6.11%
Multifamily	7.00	5.40
Office	7.16	6.41

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+1.8%
(weighted average)	0.25% increase	(1.9%)	(1.8%)	(1.9%)
Exit Capitalization Rate	0.25% decrease	+2.6%	+3.0%	+2.3%
(weighted average)	0.25% increase	(2.4%)	(2.7%)	(2.3%)

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2019
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$303,824
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	651
Unrealized real estate appreciation(3)	19,538
Accumulated depreciation and amortization(4)	20,088
Origination fee income(5)	90
Write-off of assets(6)	27
Straight-line rent receivable	(2,071)

Net Asset Value	$346,795

(1)

The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing on the earlier of the date the NAV reaches $1 billion or January 31, 2023.

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

(6)

Under GAAP, for our investments in real estate, we retire the cost of our asset when a tenant vacates and remove the associated accumulated depreciation and amortization from the accounts with the resulting gains or losses reflected in net income or loss for the period. For purposes of determining our NAV, our investments in real estate are recorded at fair value

Limitations and Risks

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2019 (in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Organization and offering expenses	$4,648	$—	$—	$1,239	$3,409
Indebtedness	118,277	—	118,277	—	—

Total	$122,925	$—	$118,277	$1,239	$3,409

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019 our investments in real estate-related securities consisted of $35.9 million in shares of common stock of publicly-traded REITs. We may be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. The fair value may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2019, the fair value at which we may sell our investments in real estate-related securities is not known, but we believe that a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized loss of $3.6 million.

As of September 30, 2019, our investment in the International Affiliated Funds consisted of $27.2 million in shares of European Cities Partnership SCSp, a Euro-denominated fund. We may be exposed to foreign currency risk with respect to our investment in the International Affiliated Funds due to changes in the foreign currency exchange rates. Foreign currencies may fluctuate, thus the amount we will realize upon any sale of our investment is unknown.

Certain of our commercial mortgage loan and credit facility are variable rate and indexed to one-month U.S. denominated LIBOR. For the three months ended September 30, 2019, a 10% increase in one-month U.S. denominated LIBOR would have resulted in increased interest expense of $0.1 million.

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

Item 1A. Risk Factors.

Our share repurchase program requires that we follow certain restrictive procedures with respect to new investments if, during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted repurchase requests or accept all properly submitted tenders in a self-tender offer for our shares, which may adversely affect our flexibility and our ability to achieve our investment objectives.

Subject to certain exceptions, our share repurchase program generally requires that if, during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted repurchase requests or accept all properly submitted tenders in a self-tender offer for our shares, we will not make any new investments (excluding short-term cash management investments under 30 days in duration) and we will use all available investable assets to satisfy repurchase requests (subject to the limitations under the program) until all outstanding repurchase requests have been satisfied. If triggered, this requirement may prevent us from pursuing potentially accretive investment opportunities and may keep us from fully realizing our investment objectives. In addition, this requirement may limit our ability to pay distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Offering Proceeds

On January 31, 2018, the Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of up to $5 billion in shares of our common stock was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2019, we received net proceeds of $323.9 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	429,471	—	426,344	1,470,148	29,730,608	32,056,571
Gross offering proceeds	$4,598	$—	$4,495	$15,551	$300,000	$324,644
Selling commissions and other dealer manager fees	(112)	—	—	—	—	(112)
Accrued stockholder servicing fees	(260)	—	(391)	—	—	(651)

Net offering proceeds	$4,226	$—	$4,104	$15,551	$300,000	$323,881

We primarily used the net proceeds from the Offering and the unregistered sales toward the acquisition of $359.0 million of real estate, investments in International Affiliated Funds of $36.8 million, investment in a commercial mortgage loan of $12.3 million and $32.4 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $118.3 million of financing from the credit facility. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. If during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self- tender offer for our shares we will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied.

Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan. We repurchased 9,843 Class I Shares at a price of $10.59 per share during the three and nine months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment No. 1 to First Amended and Restated Advisory Agreement dated October 14, 2019 by and between Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2019 and incorporated herein by reference).

10.2	Selected Dealer Agreement dated July 9, 2019 by and among Nuveen Global Cities REIT, Inc., Nuveen Securities, LLC and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference).

10.3	Cost Reimbursement Agreement dated July 9, 2019 by and among Nuveen Global Cities REIT, Inc., Nuveen Securities, LLC and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 12, 2019