Form 10-K
period 2019-12-31
Nuveen Global Cities REIT, Inc.
filed 2020-03-30
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-222231
__________________________
nuveen
Nuveen Global Cities REIT, Inc.
(Exact name of Registrant as specified in its Charter)
__________________________

Maryland	82-1419222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Third Avenue, 3rd Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 490-9000
__________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
As of March 30, 2020, there were 2,358,705 outstanding shares of Class T common stock, 1,255,756 outstanding shares of Class S common stock, 1,115,622 outstanding shares for Class D common stock, 3,210,463 outstanding shares for Class I common stock and 29,730,608 outstanding shares of Class N common stock.

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
General Description of Business and Operations
Nuveen Global Cities REIT, Inc. (the “Company”) is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of Nuveen Real Estate (“NRE”). NRE is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2018.
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
We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300 million of our Class N common stock.
Investment Objectives
Our investment objectives are to:
•provide regular, stable cash distributions;
•target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•preserve and protect stockholders’ invested capital;
•realize appreciation from proactive investment management and asset management; and
•seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily and retail.
Investment Strategy
Through its affiliation with NRE, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. NRE is one of the world’s largest real estate investment managers, with approximately $125.8 billion in real estate assets under management across its equity and debt platform around the world, including over $90.9 billion in real estate assets under management in the United States. Our objective is to bring NRE’s leading real estate investment platform with an institutional fee structure to the public, non-listed REIT industry.
NRE has designed an investment strategy, developed from long-term structural growth research, that is focused on commercial real estate investments in or around a universe of cities NRE believes are well positioned across North America, Europe and the Asia-Pacific region. We will seek to build a diversified portfolio of high quality, stabilized, income-oriented commercial real estate with good fundamentals located in or around certain global cities that have been identified, through NRE’s research and filtering process, for their resilience, structural performance potential and ability to deliver an attractive and stable distribution yield.
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
We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include properties in Canada, Europe and the Asia-Pacific region. In order to enhance the level of diversification, we make our European and Asia-Pacific investments through other vehicles and funds established by NRE, including the European Cities Fund and the Asia-Pacific Cities Fund (collectively, the “International Affiliated Funds”). The International Affiliated Funds are designed by NRE and utilize the same cities-focused long-term research strategy we employ.
Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types including office, industrial, multifamily and retail properties, as well as other specialty property types (e.g., healthcare, student housing, senior living, hospitality, medical office and leisure). We are targeting up to 40% of our total assets less cash will be in investments in similarly stabilized, income-oriented commercial real estate located outside of the United States, including our interests in the International Affiliated Funds. We consider a property to be “stabilized” when it is leased to market occupancy, has minimal short-term tenant turnover and requires minimal capital improvements to maintain present operating standards.
We seek to complement our real estate investments by investing to a lesser extent in “real estate-related assets,” which we define as including:
•Real estate-related securities, such as common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”). These securities will provide a source of liquidity for our share repurchase plan, cash management and other purposes; and
•Debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities. These investments will help to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors.
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
We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner, as we are not limited by a predetermined operational period and the need to provide a “liquidity event” at the end of that period.
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
Investments in Properties
To execute our investment strategy we invest in or around certain global cities selected for their resilience, long-term structural performance and potential to deliver an attractive and stable distribution yield.
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
Investments in the Real Estate-Related Assets
In addition to our investments in commercial real estate, we may also invest in other real estate-related assets, including common and preferred stock of publicly traded REITs and other real estate companies ("real estate-related securities"), and debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, as further described below
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitations on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period (i.e., after we have raised substantial proceeds in this Offering and acquired a broad portfolio of real estate investments) is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by NRE in which we may invest, including the International Affiliated Funds. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).
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

Our Taxation as a REIT

We qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 2018 and intend to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

We have formed wholly owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants, earn income and hold assets that would not be qualifying gross income for purposes of the gross income tests for REIT qualification or would not be qualifying assets for purposes of the asset tests, and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. Domestic TRSs will be subject to taxation at the federal, state and local levels, as applicable. Cayman Island TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

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
Employees
We have no employees as all services are provided by the Advisor.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Nuveen and the Advisor. See Item 1A — “Risk Factors.”
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.nuveenglobal.com. We also routinely post on our website important information about our Company, including press releases and information about upcoming investor conference calls. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.
Review of Our Policies
Our board of directors, including our independent directors, have reviewed the policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future. We will seek to invest substantially all of the net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related assets and international affiliated funds. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Further, we may not have the opportunity to evaluate or approve properties acquired or other investments made by entities in which we invest, such as the International Affiliated Funds. You will likewise have no opportunity to evaluate future transactions completed and properties acquired by the International Affiliated Funds. The Advisor will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the International Affiliated Funds. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of the coronavirus on the U.S. and world economies is uncertain and is expected to result in a world-wide economic downturn that will lead to corporate bankruptcies in the most affected industries and has already led to a substantial increase in unemployment.

As a result of our property investments being located in the United States, the coronavirus will impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our office and industrial properties may be negatively impacted by tenant bankruptcies and defaults. To the extent we acquire hospitality properties, a variety of factors related to the coronavirus have, and are expected to continue to, cause a decline in business and leisure travel, negatively impacting these properties.

Our investments in the International Affiliated Funds may be similarly and negatively impacted by the coronavirus in the foreign countries where their investments are located.

The economic downturn resulting from coronavirus could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.
The exit by the United Kingdom (“U.K.”) from the European Union (“ E.U.”) could adversely affect our investment in International Affiliated Funds.
The U.K. left the E.U. on January 31, 2020 and is now in an eleven month transition period. During this period, the U.K. effectively remains in the E.U.’s customs union and single market and continues to obey E.U. rules. Also during this period, the U.K. and the E.U. will attempt to negotiate a trade deal and other agreements to be in place at the end of the transition period. If no trade deal is reached, the U.K. faces the prospects of tariffs on exports to the E.U.
Unpredictability about the terms of the U.K.’s withdrawal and its future legal, political and economic relationships with Europe is likely to be an ongoing source of instability, produce significant currency fluctuations, and have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the E.U. could therefore adversely affect our business, business opportunities, results of operations, financial conditions and cash flows. In addition, the withdrawal of the U.K. from the E.U. could have a further destabilizing effect if any other member states were to consider withdrawing from the E.U., presenting similar or additional risks and consequences to our business and financial results.

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
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See "Share Repurchases - Repurchase Limitations."
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. or global economy could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. Recent examples of such events include the outbreak of a novel coronavirus known as coronavirus disease 2019 (COVID-19) that was first detected in China in December 2019. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors. We have a limited number of investments and may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•the limited size of our portfolio in the early stages of our development;
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds.The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.
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
While the transaction price for shares of our common stock will normally equal the prior month’s NAV, we maintain the flexibility to adjust the transaction price to a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price), or to suspend the Offering or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.
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
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV based fees we paid to the Advisor and Nuveen Securities, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
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
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Advisor's management fee. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Advisor's management fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Nuveen's policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under "Net Asset Value Calculation and Valuation Guidelines."
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.
The Offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
If we are able to quickly raise capital during the Offering, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of the Offering, our results of operations and financial condition may be adversely affected.
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
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling of a special meeting of stockholders.
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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.
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
Our charter permits our board of directors to cause us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future.Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares and 100,000,000 shares are classified as Class N shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional shares after your purchase in the Offering, your percentage ownership interest in us will be diluted.

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
The Advisor is not registered and does not intend to register as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Advisors Act”). If the Advisor is required to register as an investment advisor under the Advisors Act, it could impact our operations and possibly reduce your investment return.
The Advisor is not currently registered as an investment advisor under the Advisors Act and does not expect to register as an investment advisor because it does not and does not intend to have sufficient regulatory assets under management to meet the eligibility requirement under Section 203A of the Advisors Act. Whether an advisor has sufficient regulatory assets under management to require registration under the Advisors Act depends on the nature of the assets it manages. In calculating regulatory assets under management, the Advisor must include the value of each “securities portfolio” it manages. The Advisor expects that our assets will not constitute a securities portfolio so long as a majority of our assets consist of assets that we believe are not securities. However, because we may also invest in several types of securities in accordance with our investment strategy and the SEC will not affirm our determination of what portion of our investments are not securities, there is a risk that such determination is incorrect and, as a result, our investments are a securities portfolio. In such event, the Advisor may be acting as an investment advisor subject to registration under the Advisors Act but not be registered. If our investments were to constitute a securities portfolio, then the Advisor would be required to register under the Advisors Act, which would require it to comply with a variety of regulatory requirements under the Advisors Act on such matters as record keeping, disclosure, compliance, limitations on the types of fees it could earn and other fiduciary obligations. As a result, the Advisor would be required to devote additional time and resources and incur additional costs to manage our business, which could possibly reduce your investment return.
Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on TIAA's, NRE’s and Nuveen’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cyber security incidents. Breaches of NRE’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although NRE takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. The failure of NRE’s or Nuveen’s systems or of disaster recovery plans for any reason could cause significant interruptions in NRE’s, Nuveen’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our stockholders and the intellectual property and trade secrets of NRE and Nuveen. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.
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
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of NRE and Nuveen, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattack and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats NRE and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target NRE and Nuveen because NRE and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, NRE and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on NRE's and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures NRE and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyber-attack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stakeholders (and their beneficial owners) and material nonpublic information. Although NRE and Nuveen have implemented, and their portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. NRE and Nuveen do not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to NRE and Nuveen, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in NRE's and Nuveen’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of NRE and Nuveen. We, NRE, or Nuveen could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, NRE and Nuveen operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which NRE and Nuveen operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize NRE and Nuveen, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through NRE's and Nuveen’s computer systems and networks, or otherwise cause interruptions or malfunctions in their employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of NRE's and Nuveen’s businesses, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if NRE and Nuveen fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or NRE and Nuveen fund investors and clients to lose confidence in the effectiveness of our or NRE's and Nuveen’s security measures.

Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as the novel coronavirus known as coronavirus disease 2019 (COVID-19) that was first detected in China in December 2019), may adversely affect the Company’s ability to conduct business. Such adverse effects may include the inability of our Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to NRE’s business operations can cause operational issues.

Finally, we depend on NRE’s and Nuveen’s headquarters for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. NRE’s and Nuveen’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;

•adverse economic conditions as a result of an epidemic, pandemic or other health-related issue in one or more markets where we own property;
•vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
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
For example, as a result of the 2008-2010 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
Additionally, events such as war, terrorism, natural and environmental disasters and the spread of infectious illnesses or other public health emergencies may adversely affect the global economy and the markets in which we and the International Affiliated Funds invest. Recent examples of such events include the outbreak of a novel coronavirus known as coronavirus disease 2019 (COVID-19) that was first detected in China in December 2019 and heightened concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.
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
For example, each of the International Affiliated Funds:
•operates internationally and may be subject to varying currency, inflation or other governmental and regulatory risks specific to the countries in which they operate and own assets;
•may not have sufficient available funds to make distributions or redeem interests in the funds upon request of investors without delay;
•expects to acquire additional and dispose of properties in the future which, if unsuccessful, could affect our ability to pay dividends to our stockholders;
•is subject to risks as a result of joint ownership of real estate with NRE, its affiliates or third parties;
•intends to use borrowings to partially fund acquisitions, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our stockholders;
•is also dependent upon NRE and its key employees for its success;
•also operates in a competitive business with competitors who have significant financial resources and operational flexibility;
•may not have funding or capital resources for future tenant improvements;
•depends on its tenants for its revenue and relies on certain significant tenants;
•is subject to risks associated with terrorism, uninsured losses and high insurance costs;
•will be affected by general economic and regulatory factors it cannot control or predict;
•will make illiquid investments and be subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict; and
•will be subject to property taxes and operating expenses that may increase.
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
We acquire properties and intend to acquire portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, while we invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.
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
Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Nuveen’s affiliates) include:
•the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;
•the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Nuveen;
•under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
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
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced, and Congressional committees have considered, a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
•make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
•hinder our ability to refinance any completed multifamily assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•require us to obtain other sources of debt capital with potentially different terms.
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
Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily property occupancy and rental rates have historically been adversely affected by:
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.

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
The multifamily properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
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
We invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because NRE or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
We invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans as compared to publicly traded securities.
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
We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. As a result, the commercial mortgages underlying CMBS generally face the risks described above in “We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition,” including risks that may adversely affect our results of operations and financial condition.
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
CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans.When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.
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

CMBS investments may face risks associated with extensions that may adversely affect our results of operations and financial condition.
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
We will face risks related to investments in collateralized debt obligations.
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
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The current U.S. President has a legislative agenda that includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Financial Stability Oversight Council’s authority and other aspects of the Dodd-Frank Act. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the most recent financial crisis.

The outcome of the upcoming presidential, congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

Risks Related to International Investments
We are subject to additional risks from our international investments.
We may purchase real estate investments located internationally and may invest in vehicles, including our current investments in International Affiliated Funds, that own investments located internationally. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments are subject to risk, including the following risks:
•the burden of complying with a wide variety of foreign laws;
•changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;
•existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
•the potential for expropriation;
•possible currency transfer restrictions or exchange rate fluctuations;

•imposition of adverse or confiscatory taxes;
•changes in real estate and other tax rates and changes in other operating expenses in particular countries;
•possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;
•adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•general political and economic instability in certain regions; and
•the potential difficulty of enforcing obligations in other countries.
These risks may adversely impact our performance and ability to make distributions to our stockholders.
Investments in properties or other real estate–related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from any properties or other real estate-related assets we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States, including our investments in International Affiliated Funds, likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in-turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.
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
Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross income tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-

qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income and other taxes on our income as a result of foreign currency gains.
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
Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending, and other activities we conduct in NRE and Nuveen, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.
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
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by NRE, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of the Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The dealer manager for the Offering is Nuveen Securities, LLC. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
The fees we pay in connection with the Offering and the agreements entered into with Nuveen and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
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
Because the management fee is based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.
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
Other NRE Accounts with similar investment objectives to ours engage in material real estate acquisitions each year. Total equity investments in the United States by Other NRE Accounts in each of 2016, 2017, and 2018 were $4.4 billion, $3.3 billion, and $3.4 billion, respectively.
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
The amount of advisory fees paid by us may be less than or exceed the amount of performance-based compensation charged and management fees paid by Other NRE Accounts. Such variation may create an incentive for NRE to allocate a greater percentage of an investment opportunity to us or such Other NRE Accounts, as the case may be.
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
We and any Other NRE Accounts may invest in shared assets typically through the formation of joint ventures. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related to Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other NRE Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
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
Some of the third-party operators and joint-venture partners with which the Advisor may elect to co-invest our capital may have pre-existing investments with Nuveen. The terms of these pre-existing investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Nuveen and such operators and partners, our investments relating thereto may be affected.
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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, our being unable to deduct distributions to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the REIT gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the REIT asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the REIT asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our REIT taxable income will include our allocable share of any partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year including undistributed net capital gain. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries), generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our charter does not permit any person or group to own more than 9.8%, in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption (effective prospectively or retroactively) from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including entities treated as individuals for this purpose) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” Our charter permits our board of directors to grant exemptions from the ownership limits and establish alternative ownership limits (“Excepted Holder Limits”) if various conditions designed to ensure our continuing ability to qualify as a REIT are satisfied. On January 23, 2019, the board granted such an exemption to, and established an Excepted Holder Limit of 100% for, T-C GA Real Estate Fund Holdings, LLC, a wholly owned subsidiary of TIAA, with respect to the shares of Class N common stock purchased by T-C GA Real Estate Fund Holdings, LLC and certain entities that would be treated as owning the Class N common stock owned by T-C GA Real Estate Fund Holdings, LLC for purposes of the ownership limits. The constructive ownership rules under the Code and our charter are complex and may cause the shares of our stock owned by a group of related persons to be treated as owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of our common stock or our capital stock, respectively, and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of an ownership limit without the consent of our board of directors will result either in the shares in excess of the ownership limits being transferred by operation of the charter to a charitable trust or in the transfer being void.
The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status).
Non-U.S holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally required to report such income on U.S. federal income tax returns and is subject to U.S. federal income tax at regular U.S. federal income tax rates under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S federal income tax rates. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.
A non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income.We may not make sufficient distributions to avoid excise taxes applicable to REITs.
In that event, our stockholders would be treated as if they earned that income and paid the tax we paid on the amount of undistributed capital gain that we designate. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries.. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.
Under the Tax Cuts and Jobs Act, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S.
stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, for taxable years through 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us). You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The Tax Cuts and Jobs Act resulted in fundamental changes to the Code. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning on or after
January 1, 2018 through 2025. The impact of the Tax Cuts and Jobs Act on an investment in our shares is uncertain. Although the Internal Revenue Service (“IRS”) has issued significant proposed guidance under the Tax Cuts and Jobs Act, guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. We cannot assure stockholders that the Tax Cuts and Jobs Act or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Stockholders are urged to consult with their tax advisor with respect to the impact of the Tax Cuts and Jobs Act, subsequent guidance regarding such law, and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We have invested in a mezzanine loan, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
We conduct certain activities and invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to management of hotel and health care properties, a TRS may generally engage in any business, including the provision of services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.
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
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. See “Material U.S. Federal Income Tax Considerations—Gross Income Tests” and “—Hedging Transactions.” As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "gross income tests" and, consequently, lose our REIT status.
Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable
REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2020, there were 784 stockholders of record of our common stock, including 391 holders of Class T shares, 88 holders of Class S shares, 84 holders of Class D shares, and 221 holders of Class I shares. Our Class N shares are not offered or sold in the Offering.
The following table presents the upfront selling commissions and dealer manager fees payable at the time of subscription along with the stockholder servicing fee per annum based on the aggregate outstanding NAV of each class of shares:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(1)	0.85%	0.25%	—
_______
(1) Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.
For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price.
The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or re allowed (paid) to, participating broker-dealers. Through December 31, 2019, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees and stockholder servicing fees.
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
In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which stockholders receive cash and/or securities listed on a national stock exchange or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.
Either party may terminate the Dealer Manager Agreement upon 60 days written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Dealer Manager Agreement. No termination fees are payable in connection with the termination of the Dealer Manager Agreement. Our obligations under the Dealer Manager Agreement to pay the stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares).
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities, commercial mortgage loans and international affiliate funds), the addition of any other assets (such as cash on hand) and the deduction of any liabilities and stockholder servicing fees applicable to such class of shares.

The following table presents our monthly NAV per share for each of the five classes of shares since our inception through December 31, 2019:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
January 31, 2017	$—	$—	$—	$—	$10.00
February 28, 2017	$—	$—	$—	$—	$10.00
March 31, 2017	$—	$—	$—	$—	$10.00
April 30, 2017	$—	$—	$—	$—	$10.00
May 31, 2017	$—	$—	$—	$—	$10.00
June 30, 2017	$—	$—	$—	$—	$10.00
July 31, 2017	$—	$—	$—	$—	$10.00
August 31, 2017	$—	$—	$—	$—	$10.00
September 30, 2017	$—	$—	$—	$—	$10.00
October 31, 2017	$—	$—	$—	$—	$10.00
November 30, 2017	$—	$—	$—	$—	$10.00
December 31, 2017	$—	$—	$—	$—	$10.00
January 31, 2018	$—	$—	$—	$—	$10.08
February 28, 2018	$—	$—	$—	$—	$10.07
March 31, 2018	$—	$—	$—	$—	$10.12
April 30, 2018	$—	$—	$—	$—	$10.14
May 31, 2018	$—	$—	$—	$10.16	$10.19
June 30, 2018	$—	$—	$10.24	$10.26	$10.29
July 31, 2018	$—	$—	$10.25	$10.25	$10.31
August 31, 2018	$—	$—	$10.29	$10.29	$10.35
September 30, 2018	$—	$—	$10.27	$10.27	$10.34
October 31, 2018	$—	$—	$10.25	$10.25	$10.32
November 30, 2018	$—	$—	$10.29	$10.30	$10.36
December 31, 2018	$—	$—	$10.28	$10.29	$10.35
January 31, 2019	$10.41	$—	$10.40	$10.41	$10.47
February 28, 2019	$10.33	$—	$10.44	$10.45	$10.51
March 31, 2019	$10.42	$—	$10.50	$10.52	$10.59
April 30, 2019	$10.39	$—	$10.49	$10.49	$10.59
May 31, 2019	$10.51	$—	$10.60	$10.60	$10.70
June 30, 2019	$10.51	$—	$10.61	$10.59	$10.72
July 31, 2019	$10.50	$—	$10.60	$10.58	$10.71
August 31, 2019	$10.60	$—	$10.69	$10.68	$10.80
September 30, 2019	$10.58	$—	$10.65	$10.67	$10.83
October 31, 2019	$10.62	$—	$10.70	$10.71	$10.88
November 30, 2019	$10.64	$—	$10.73	$10.74	$10.90
December 31, 2019	$10.70	$10.69	$10.79	$10.81	$10.97

Net Asset Value
We believe our Net Asset Value (“NAV”) is a meaningful supplemental non-GAAP operating metric. We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2019 ($ and shares in thousands):

Components of NAV	December 31, 2019
Investments in real property	$442,263
Investments in international affiliated funds	37,734
Investments in real estate-related securities	35,240
Investment in commercial mortgage loan	12,733
Restricted cash	10,087
Cash and cash equivalents	5,584
Other assets	2,434
Debt obligations	(155,777)
Subscriptions received in advance	(10,087)
Other liabilities	(10,898)
Accrued stockholder servicing fees(1)	(13)
Net Asset Value	369,300
Net Asset Value attributable to Series A preferred stock	125
Net Asset Value attributable to common stockholders	369,175
Number of outstanding shares	33,717
_________
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2019, we have accrued under GAAP approximately $1.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2019 ($ and shares in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$14,745	$748	$6,181	$21,246	$326,255	$369,175
Number of outstanding shares	1,378	70	573	1,966	29,730	33,717
NAV per share as of December 31, 2019	$10.70	$10.69	$10.79	$10.81	$10.97
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2019 valuations, based on property types. Once we own more than one retail and other property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.88%	6.05%
Multifamily	7.00	5.40
Office	7.17	6.42

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change		Industrial Investment Values	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25%	decrease	+1.8%	+2.0%	+1.9%
(weighted average)	0.25%	increase	(1.9%)	(1.8%)	(1.8%)
Exit Capitalization Rate	0.25%	decrease	+2.7%	+3.0%	+2.4%
(weighted average)	0.25%	increase	(2.4%)	(2.7%)	(2.1%)
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2019
Stockholders’ equity under GAAP	$316,265
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	1,411
Unrealized real estate appreciation(3)	25,677
Accumulated depreciation and amortization(4)	23,634
Straight-line rent receivable	(2,335)
Net Asset Value	$369,300
(1) The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing on the earlier of the date the NAV reaches $1.0 billion or January 31, 2023.
(2) Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
(3) Our investments in real estate are presented under historical cost in our GAAP Consolidated Financial Statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.
(4) In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities . Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we retire the cost of our asset when a tenant vacates and remove the associated accumulated depreciation and amortization from the accounts with the resulting gains or losses reflected in net income or loss for the period.
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

We establish monthly record dates for quarterly distributions to stockholders of record as of the last day of each applicable month typically payable within 25 days following quarter end. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
On January 17, 2020, our board of directors amended our distribution policy to reflect that we intend to pay distributions monthly rather than quarterly going forward, subject to the discretion of the board of directors.
Distributions
Beginning September 30, 2018, we established monthly record dates for quarterly distributions for each class of our common stock, which are generally paid 25 days following quarter end. For the years ended December 31, 2019 and 2018, we declared and paid distributions in the amount of $13.2 million and $1.9 million, respectively. The distribution for the fourth quarter of 2019 was declared and paid in January 2020, thus no distributions were made for Class S shares prior to December 31, 2019. The distribution for the fourth quarter of 2018 was declared and paid in January 2019, thus no distributions were made for Class T and Class S shares prior to such date.
The table below details the net distribution paid for each of our share classes for the years ended December 31, 2019 and 2018 ($ in thousands).

	Class T Shares		Class D Shares	Class I Shares	Class N Shares	Total
2019 Net Distribution Amount	$47		$41	$218	$12,855	$13,161
2018 Net Distribution Amount	$—	$2	$2	$9	$1,894	$1,905
The following table outlines the estimated tax character of our distributions paid in 2019 and 2018 as a percentage of total distributions. The distributions for the fourth quarter of 2019 and 2018, were declared and paid in January 2020 and January 2019, respectively, and are excluded from the analysis below:

	Ordinary Income		Capital Gains		Return of Capital
2019 Tax Year	47.99%	(1)	0.95%	(2)	51.06%
2018 Tax Year	60.02%	(3)	—%		39.98%
(1) 99.12% and 0.88% of the distributions paid in 2019 are non-qualified and qualified, respectively
(2) A portion of the capital gains in 2019 is unrecaptured 1250 gain
(3) 100% of the distributions paid in 2018 are non-qualified dividend

The following table summarizes our distributions paid during the years ended December 31, 2019 and 2018 ($ in thousands):

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$13,019	98.92%	$1,898	99.63%
Reinvested in shares	142	1.08%	7	0.37%
Total distributions	$13,161	100.00%	$1,905	100.00%
Sources of distributions
Cash flows from operating activities	$12,076	92.76%	$1,898	100.00%
Debt proceeds	$943	7.24%	—	—%
Total sources of distributions	$13,019	100.00%	$1,898	100.00%
Cash flows from operating activities	$12,076		$6,335

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby holders of Class T shares, Class S shares, Class D shares and Class I shares (other than residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, Ohio, Oregon and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of our common stock (of that same class) unless they elect to receive their distributions in cash. The holder of Class N shares is not eligible to participate in the distribution reinvestment plan and will receive its distributions in cash. Residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, Ohio, Oregon and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will also receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan are automatically reinvested in our shares on behalf of the participants on the first business day of the subsequent month.
Use of Offering Proceeds
On January 31, 2018, the Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of up to $5.0  billion in shares of our common stock was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.
As of December 31, 2019, we received gross proceeds of $342.3 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	1,377,526	70,151	572,675	1,965,962	29,730,608	33,716,922
Gross offering proceeds	$14,644	$751	$6,060	$20,849	$300,000	$342,304
Selling commissions and other dealer manager fees	(112)	(6)	—	—	—	(118)
Accrued stockholder servicing fees	(842)	(44)	(525)	—	—	(1,411)
Net offering proceeds	$13,690	$701	$5,535	$20,849	$300,000	$340,775

We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $411 million of real estate, investments in international affiliated funds of $38 million, investment in commercial mortgage loan of $13 million and $30 million in real estate-related securities. In addition to the net proceeds from the Offering we financed our investments with $108 million of financing from the credit facility and $48 million from mortgage payable. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of the Prospectus for additional details on our borrowings.
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
During the year ended December 31, 2019, we repurchased 9,843 of Class I shares at a price of $10.59 per share.

ITEM 6. Selected Financial Data.
The following table sets forth selected financial data for the years ended December 31, 2019 and 2018. This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	For the Year Ended December 31,		For the Period May 19, 2017 (date of initial capitalization) through December 31, 2017
	2019	2018
Operating Data ($ in thousands)
Total revenues	$32,263	$15,878	$390
Total expenses	29,752	20,885	718
Other income (expense)	3,193	(160)	—
Net income (loss)	5,704	(5,167)	(328)
Net income (loss) attributable to common stockholders	$5,689	$(5,167)	$(328)

Per Share Data
Net income (loss) per share of common stock - basic and diluted	$0.18	$(0.23)
Net distributions declared per share of common stock	$0.47	$0.08

Balance Sheet Data ($ in thousands)
Total assets	$507,497	$376,846	$125,900
Investments in real estate, net	373,088	294,374	114,822
Investments in international affiliated funds	37,734	28,594	—
Investments in real estate-related securities, at fair value	35,240	29,228	—
Investment in commercial mortgage loan, at fair value	12,733	—	—
Credit facility	107,777	70,000	—
Mortgage payable, net	47,502	—	—
Total equity	316,265	288,876	123,922
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A-“Risk Factors.”
Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of NRE. NRE is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Initial Public Offering
On January 31, 2018, our registration statement was declared effective by the SEC. We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and generally equals our prior month’s net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300.0 million of our Class N common stock.
2019 Highlights
Operating results:
•Raised $40.0 million of net proceeds during the year ended December 31, 2019.
•Declared and paid quarterly distributions totaling $13.2 million during the year ended December 31, 2019.
•Annualized total gross and net returns of 11.25% and 8.31%, respectively, on an aggregated basis driven primarily by our well diversified portfolio.
Investments:
•Acquired three real estate properties with a total purchase price of $100.4 million, inclusive of closing costs, resulting in a diversified portfolio of income producing real estate properties concentrated in high growth markets in the U.S.
•Our 12 properties, as of December 31, 2019, consisted of Industrial (28%), Multifamily (24%), Retail (20%), Office (19%) and Other (9%) and our portfolio of real estate was concentrated in the following regions: South (48%), West (39%) and Midwest (13%).
•Originated a commercial mortgage loan for an industrial property in Maspeth, New York for $46.0 million and subsequently sold the senior portion for $34.3 million to an unaffiliated party leaving the mezzanine portion and a total cost basis of $12 million.
•Made investments in real estate-related securities with 81 holdings as of December 31, 2019 and a total cost basis of $33.1 million.
•Funded $9.9 million (€8.8 million) and $10.0 million in the European Cities Fund (“ECF”) and Asia Pacific Cities Fund ("APCF"), respectively, fully satisfying our commitment in ECF, while also increasing our total commitment in APCF to $30 million.
Financings:
•Amended our Credit Agreement with Wells Fargo to increase the line of credit from $150.0 million to $210.0 million in aggregate commitments, with all other terms remaining the same.
•Secured $48.0 million of property-level financing associated with our retail property at a fixed rate of 3.15% per annum, interest only, for 7 years.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of December 31, 2019:

The following charts further describe the diversification of our investments in real properties based on fair value as of December 31, 2019:
(*) Based upon the market value of the properties.

Investments in Real Estate
The following table sets forth our properties as of December 31, 2019 ($ in thousands):

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands)(1)	Sq. Feet (in thousands)/ # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266	units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	$47,909	246	units	92%
Total Multifamily	2				$102,127	512	units	93%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	$16,785	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	$51,135	486	sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	$25,074	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	$19,442	252	sq ft.	100%
Total Industrial	6				$112,436	1,200	sq ft.	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	$85,696	199 sq ft.		99%
Total Retail	1				$85,696	199 sq ft.		99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	$33,808	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	$44,422	149	sq ft.	100%
Total Office	2				$78,230	240	sq ft.	100%
Other:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	$36,523	205	sq ft.	94%
Total Other	1				$36,523	205	sq ft.	94%
Total Investment Properties	12				$415,012
(1)Acquisition price is inclusive of acquisition-related adjustments.

Lease Expirations
The following schedule details the expiring leases at our industrial, retail, office and other properties by annualized base rent and square footage as of December 31, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020	3	$1,028	5%	232	13%
2021	8	742	4%	114	6%
2022	16	2,125	10%	276	16%
2023	6	650	3%	56	3%
2024	9	1,867	9%	170	9%
2025	9	2,960	14%	327	19%
2026	2	815	4%	105	6%
2027	11	2,963	15%	90	5%
2028	5	823	4%	64	3%
2029	1	60	—%	2	—%
Thereafter	12	6,575	32%	393	20%
Total	82	$20,608	100%	1,829	100%
(1) The annualized December 31, 2019 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded real estate investment trusts. As of December 31, 2019, we have 81 holdings and have invested $33.1 million in securities that are valued at $35.2 million on the balance sheet.
Investments in International Affiliated Funds
European Cities Fund ("ECF")
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.3 billion and has called $1.2 billion of these commitments. ECF has 12 assets with a gross asset value of $1.9 billion and has a loan to value ratio of 36%. The ECF portfolio is well diversified and has a balanced country exposure with 32% in UK, 18% in Finland, 17% in Spain, 13% in Italy, 15% in Netherlands and 5% in France resulting in an annualized since inception income return of 4.3%.
On December 22, 2017, we entered into a subscription agreement to invest approximately €25.0 million into ECF. As of December 31, 2019, we have funded $28.0 million (€25.0 million) into ECF and fully satisfied our commitment.
For the year ended December 31, 2019, we recorded approximately net income of $0.5 million consisting of operating income of $0.8 million, partially offset by $0.3 million in unrealized losses, based on our allocable share from ECF that is reflected on our Consolidated Statements of Operations. We did not have any income or loss for the year ended December 31, 2018.
Asia Pacific Cities Fund ("APCF")
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $422 million and has called

$242 million of these commitments. APCF has 3 assets with a gross asset value of $373 million and has a loan to value ratio of 40%. As APCF ramps up, it currently has 14% exposure in Australia, 74% in Japan and 12% in South Korea resulting in an annualized since inception income return of 2.4%.
On November 9, 2018 we entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, we increased our commitment by $20.0 million. As of December 31, 2019, we have funded $10.0 million of our total $30.0 million commitment.
For the year ended December 31, 2019, we recorded approximately net loss of $0.3 million consisting of $0.1 million in operating income , partially offset by $0.3 million in unrealized losses, based on our allocable share from APCF that is reflected on our Consolidated Statements of Operations. We did not have any income or loss for the year ended December 31, 2018.
Investment in Commercial Mortgage Loan
We originated our first commercial mortgage loan on March 28, 2019 to finance the acquisition and renovation of an industrial property located in Maspeth, New York. The initial term of the loan was three years with two one-year extension options. Based on the terms of the loan, we funded the loan on a 60% loan to cost basis amounting to $46.0 million. The borrower has the option to up-size the loan in two phases up to 80% loan to cost basis with a corresponding reduction in the interest rate and can request the up-size once an anchor lease for the property is signed and other requirements have been fulfilled.
On June 6, 2019, we sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $34.0 million, which is net of disposition fees.
As of December 31, 2019, the fair value of the subordinate loan was $12.7 million and we recognized interest income and origination fees from our investment of approximately $1.5 million for the year ended December 31, 2019.

Results of Operations
The information below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Annual Report.
The following table sets forth the results of our operations for the years ended December 31, 2019 and 2018 ($ in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	2019 vs 2018
Revenues
Rental revenue	$30,808	$15,878	$14,930
Income from commercial mortgage loan	1,455	—	1,455
Total revenues	32,263	15,878	16,385
Expenses
Rental property operating	9,979	5,652	4,327
General and administrative	3,502	3,950	(448)
Advisory fee due to affiliate	2,100	1,485	615
Depreciation and amortization	14,171	9,798	4,373
Total expenses	29,752	20,885	8,867
Other income (expense)
Realized and unrealized income from real estate-related securities	7,296	120	7,176
Income from equity investment in unconsolidated international affiliated funds	270	34	236
Interest income	161	120	41
Interest expense	(4,534)	(434)	(4,100)
Total other income (expense)	3,193	(160)	3,353
Net income (loss)	5,704	(5,167)	10,871
Net income attributable to Series A preferred stockholders	15	—	15
Net income (loss) attributable to common stockholders	$5,689	$(5,167)	$10,856
Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization
During the year ended December 31, 2019, rental revenue, rental property operating expenses and depreciation and amortization increased compared to the year ended December 31, 2018 driven primarily by partial year activity for the three properties acquired in 2019 along with a full year of operations for the four properties acquired in 2018.
Income from Commercial Mortgage Loan
Originated our first commercial mortgage loan in 2019, earning $1.4 million from interest income and origination fees.
General and Administrative Expenses
During the year ended December 31, 2019, general and administrative expenses decreased primarily due to organizational costs incurred in conjunction with our formation during the year ended December 31, 2018, partially offset by an increase in other professional fees related to the growth of our portfolio.
Advisory Fee Due to Affiliate

During the year ended December 31, 2019, the advisory fee increased by $0.6 million compared to the year ended December 31, 2018 due to the growth of our NAV.
Realized and Unrealized Income from Real Estate-Related Securities
During the year ended December 31, 2019, realized and unrealized income from Real Estate-Related Securities increased $7.2 million compared to the year ended December 31, 2018. The increase was primarily due to the growth of our portfolio of investments in real estate-related securities which increased from 37 securities as of December 31, 2018 to 81 securities as of December 31, 2019 along with market appreciation in 2019.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the year ended December 31, 2019, income from international affiliated funds increased $0.2 million compared to the year ended December 31, 2018. The increase was primarily due to full year of allocated income for ECF and APCF along with unrealized gains on property valuations for ECF.
Interest Expense
During the year ended December 31, 2019, interest expense increased $4.1 million compared to the year ended December 31, 2018. The increase was primarily due to the growth in our portfolio of real estate and related indebtedness along with a mortgage payable on our retail property.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations and use of proceeds from our credit facility, and cash needs for asset acquisitions are funded by public offerings of our common stock and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have raised substantial proceeds in the public offering and acquired a broad portfolio of real estate investments, our target leverage ratio will be approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by NRE in which we may invest, including the International Affiliated Funds. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for year the ended December 31, 2019. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the

Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 months equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of December 31, 2019, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018 and intend to continue to qualify as a REIT. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
On October 24, 2018, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500 million. On December 17, 2018 and June 11, 2019, we amended the Credit Agreement to increase the Credit Facility to $150 million and $210 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at our Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
As of December 31, 2019, we had $107.8 million in borrowings and $0.2 million in accrued interest outstanding under the Credit Facility. For the year ended December 31, 2019, we incurred $3.9 million in interest expense.
As of December 31, 2019, the Company is in compliance with all loan covenants.
On November 8, 2019, we entered into a loan agreement ("Mortgage Payable") secured by Main Street at Kingwood with Nationwide Life Insurance Company ("Nationwide") as the lender. The Mortgage Payable provides for an aggregate principal amount of $48.0 million and will mature on December 1, 2026. Interest is accrued on the unpaid principal balance of the Mortgage Payable at the rate of 3.15% per annum.
As of December 31, 2019, we incurred $0.3 million in interest expense for the Mortgage Payable.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cash flows provided by operating activities	$12,076	$6,335
Cash flows used in investing activities	(123,244)	(249,583)
Cash flows provided by financing activities	121,140	245,266
Net increase in cash and cash equivalents and restricted cash	$9,972	$2,018
Cash flows provided by operating activities increased $5.7 million during the year ended December 31, 2019 compared to the corresponding period in 2018 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity, interest income generated by our commercial mortgage loan, and income on our investments in real estate-related securities.
Cash flows used in investing activities decreased $126.3 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease of $90.3 million in the acquisition of real estate investments, decreases in fundings for our international affiliates of $18.6 million and a decrease in net purchase and sale activity on our real-estate related securities of $30.0 million offset by an increase in net fundings related to our commercial mortgage loan of $12.6 million.
Cash flows provided by financing activities decreased $124.1 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease in proceeds from the issuance of common stock of $127.8 million, a net increase in repayments on the credit facility of $32.2 million and an $11.3 million increase in distributions offset by $48.0 million in proceeds from a secured loan on our retail property.
Critical Accounting Policies
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involve significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for further descriptions of such accounting policies.
Recent Accounting Pronouncements
See Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.
Contractual Obligations
The following table aggregates our contractual obligations with payments due subsequent to December 31, 2019 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$155,777	$—	$107,777	$—	$48,000
APCF unfunded commitment	20,000	20,000	—	—	—
Organization and offering costs	4,648	—	—	1,239	3,409
Interest Expense (1)	$20,005	$4,837	$9,120	$3,024	$3,024
Total	$200,430	$24,837	$116,897	$4,263	$54,433
(1) Represents interest expense for our fixed rate mortgage payable and credit facility with the assumption that its paid off at maturity.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our Consolidated Financial Statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).
FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization.
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities, amortization of restricted stock awards, unamortized origination fee related to the commercial mortgage loan, and unrealized loss (income) from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.
The following table presents a reconciliation of net income (loss) to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net income (loss)	$5,704	$(5,167)
Adjustments:
Real estate depreciation and amortization	14,171	9,798
Funds From Operations	$19,875	$4,631
Straight-line rental income	(1,217)	(1,105)
Amortization of above-and below-market lease intangibles	(478)	(116)
Organization costs	—	1,091
Unrealized (gain) loss from changes in fair value of real estate related securities	(3,440)	1,272
Amortization of restricted stock awards	68	62
Unrealized loss (income) from investments in international affiliated funds	303	(34)
Adjusted Funds from Operations attributable to common stockholders	$15,111	$5,801
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of December 31, 2019.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of December 31, 2019.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage of mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2019, the outstanding principal balance of our variable rate indebtedness was $107.8 million and consisted of our Credit Facility, which is indexed to one month U.S. Dollar-denominated LIBOR.
Our credit facility is variable rate and indexed to one-month U.S. denominated LIBOR. For the year ended December 31, 2019, a 10% increase one-month U.S denominated LIBOR would have resulted in increased interest expense of $0.4 million. The fair market values of the credit facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our credit facility a 100 basis point increase in LIBOR will reduce our Net Income by $1.1 million and a similar basis point decrease will increase our Net Income by $1.1 million.

Other Developments
In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Due to the fact our properties are located in the United States, the coronavirus will impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, negatively impacts the ability to obtain necessary goods and services or provide adequate staffing, limits hours or necessitates the closure of such properties or results in an economic downturn and corporate bankruptcies. Similarly, our investments in the International Affiliated Funds may be negatively impacted by the impact of coronavirus on the foreign countries where their investments are located. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months.
ITEM 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-31. See accompanying Index to Consolidated Financial Statements on page F-1.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.
Explanation of Disclosure Controls and Procedures.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2019, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age	Position
Michael J.L. Sales	55	Chairman of the Board and Chief Executive Officer
Michael A. Perry	53	Director
John L. MacCarthy	60	Director
Donna Brandin	63	Independent Director
John R. Chandler	60	Independent Director
Steven R. Hash	55	Lead Independent Director
Robert E. Parsons, Jr.	64	Independent Director
G. Christopher McGibbon	47	Co-President, Head of North American Investment
Timothy S.G. Horrocks	54	Co-President, Head of European Investment
Nicholas J. Evans	40	Co-President, Head of Asia Pacific Investment
Austin H. Mitchell	40	Head of Global Real Estate Client Solutions
Keith A. Jones	37	Head of U.S. Client Solutions
Richard M. Kimble	42	Head of Portfolio Management
Alice L. Breheny	46	Head of Research
James E. Sinople	43	Chief Financial Officer and Treasurer
William M. Miller	46	Secretary
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
Michael A. Perry has served as a member of our board of directors since May 2017. He serves as Executive Vice President and Head of U.S. Advisory Services for Nuveen, where he is responsible for delivering Nuveen’s insights, capabilities and solutions to best service clients and grow revenues. Mr. Perry serves as a member of Nuveen’s Executive Committee and co-CEO of Nuveen Securities. Prior to these roles, in March 2019, Mr. Perry served as Head of Global Product, responsible for driving a consistent, global viewpoint and strategy across all aspects of product creation and management. He also led Structured Products and Alternative Investments, responsible for building and growing the closed-end fund and alternative investment businesses. Before joining Nuveen in July 2015, Mr. Perry spent five years at UBS Wealth Management, serving on its Executive Committee and responsible for investment advisory programs and research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to UBS, Mr. Perry spent 15 years at Merrill Lynch as a senior executive leading a number of investment businesses focused on the wealth management channel. Mr. Perry serves as a member of Nuveen Churchill BDC. He also serves on the board of Youth, Inc. which empowers youth serving nonprofit organizations in the New York City area. Mr. Perry holds a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the NYU Stern School of Business.

John L. MacCarthy has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity, and middle market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM NRE business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.
Mr. MacCarthy is a valuable member of our board of directors because of his experience serving on boards of a number of organizations and his history with Nuveen.
Donna Brandin has served as one of our independent directors since January 2018. Ms. Brandin served as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group from April 2008 to June 2018. In addition, during this time period she served as Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-traded REITs sponsored by the Lightstone Group. Since October 2014, Ms. Brandin has served as a Director of Lightstone Enterprises Limited until her resignation in June 2018 and is currently the Chairman of the Audit Committee of Invesque, a Canadian listed healthcare company. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Accounting Officer of US Power Generation from September 2007 through November 2007. From August 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential (NYSE: EQR), the largest publicly traded multifamily REIT in the country. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at The Campbell Soup Company, Emerson Electric Company and Peabody Holding Company. Ms. Brandin is a certified public accountant and holds a B.S. in Business Administration from Kutztown University and a Master’s Degree in Finance from St. Louis University.
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

Steven R. Hash has served as our lead independent director since January 2018. From 2012 through the present, Mr. Hash has served as Co-Founder, President and Chief Operating Officer for Renaissance Macro Holding, LLC, a boutique equity research and trading business focused on macro research in the investment strategy, economics and Washington policy sectors. Prior to his co-founding of Renaissance Macro Holding, Mr. Hash served in various executive positions for Lehman Brothers/Barclays Capital, including: from 2006 to 2012, Global Head of Real Estate Investment Banking, where he was responsible for a global team conducting all investment banking and related activities in the real estate sector; from 2008 to 2011, Chief Operating Officer of Global Investment Banking, where he was responsible for all operations of the firm’s global investment banking functions; and from 2003 to 2006, Global Head of Equity Research, where he was responsible for all aspects of the firm’s Global Equity Research Department. Since 2013, Mr. Hash has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Alexandria Real Estate Equities, Inc. and has been the lead independent director since 2017. Since 2015, he has served as an independent director of The Macerich Company and he is currently the non-executive Chairman of the Board. Since 2019, Mr. Hash has served as an independent director of DiamondPeak Holdings Corp., a special acquisition corporation. Since 2019, Mr. Hash has served on the National Infrastructure Advisory Council (NAIC). Mr. Hash holds a B.A. in Business Administration from Loyola University and an M.B.A. from Stern School of Business at New York University.
We believe that Mr. Hash's qualifications to serve on our board of directors are demonstrated by his experience as an independent director of public REITs and his significant experience in real estate investment banking. His managerial roles at various financial institutions focusing on equity research and real estate investment also provide him with leadership experience that we believe is valuable to our board of directors in fulfilling its duties.
Robert E. Parsons, Jr. has served as one of our independent directors since January 2018. Mr. Parsons has been the Executive Vice President and Chief Financial Officer of Exclusive Resorts, LLC since 2004, shortly after its founding. From 1995 to 2002, Mr. Parsons was the Chief Financial Officer of Host Marriott Corporation. He began his career with Marriott Corporation in 1981 and continued to work in various financial planning, strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993. After the split, Mr. Parsons served as Treasurer of Host Marriott Corporation, before being promoted to Chief Financial Officer. From 2010 until 2019, Mr. Parsons served as an independent director and as chair of the Audit Committee of the Board of Directors of CareyWatermark Investors. Beginning in 2015, Mr. Parsons also joined the board of CareyWatermark Investors 2, and is currently serving as the lead independent director, chair of the Special Committee of the Board and chair of the Audit Committee. Previously, he has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Excel Trust, Inc. from 2010 to 2015. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired both the Audit Committee and a special board committee. Since 2002, Mr. Parsons has also been a Managing Director of Wasatch Investments, a small privately held consulting and investment firm. Mr. Parsons holds a B.A. in Accounting and an M.B.A. from Brigham Young University.
We believe that Mr. Parsons’s qualifications to serve on our board of directors are demonstrated by his experience as an independent director to other public, non-listed REITs, and his leadership experience as an executive officer in the hospitality industry.
G. Christopher McGibbon has served as our Co-President, Head of North American Investment since July 2017. He also serves as Global Head of Americas for NRE where he is responsible for all NRE’s real estate investment operations in the United States. He has over 18 years of real estate acquisition, management and finance experience and is a member of the business’ Executive Leadership Team which oversees global strategic initiatives. Prior to assuming his current role in 2016, Mr. McGibbon served as the Portfolio Manager for the real property and commercial mortgage allocation of TIAA’s General Account and previously served as lead Portfolio Manager for TIAA’s direct real estate open-end vehicle. Prior to that, he was a director of real estate acquisition for the Western region and also worked in the mortgage division. He joined TIAA in 2001 having previously worked at Codina Development Corporation and The Related Group of Florida. Mr. McGibbon holds a B.S. in Business from the University of Maryland and an M.B.A. from the University of Florida.
Timothy S.G. Horrocks has served as our Co-President, Head of European Investment since July 2017. Mr. Horrocks also serves as Head of Continental Europe for NRE where he oversees NRE’s business activities in Continental Europe. He spends the majority of his time with the local management and investment teams to ensure client and shareholder expectations are met. He is also a member of the Executive Leadership Team, responsible for setting and executing strategic goals for the business. Mr. Horrocks has 30 years of experience in real estate, and joined NRE in 2001 as Chief Investment Officer for Continental European Property. In the same year, he was seconded to the Warburg-Henderson KAG joint venture, where he was Managing Director until June 2007. He started his career at Weatherall Green & Smith in 1987, becoming Director of Professional

Services in 1989. In 1995, he joined Eurohypo AG as Head of International Property before moving to Deutsche Bank’s Open Ended Property Fund, Grundbesitz-Invest as Head of Portfolio Management. Mr. Horrocks served on the board of directors of AUB French Logistics S. A. SICAR from 2005 to 2016, Opportunity Fund III Limited from 2012 to 2016 and Cityhold Office Partnership SARL from 2016 to 2020. Mr. Horrocks currently serves on the board of directors of Islazul General Partner SARL. Mr. Horrocks served as a supervisory member of the board of Warburg-Henderson Kapitalanlagegesellschaft für Immobilien mbH from 2007 to 2015 and IntReal International Real Estate Kapitalanlagegesellschaft mbH from 2009 to 2015.
Mr. Horrocks holds a B.S. in Land Management from Reading University and is a Member of the Royal Institution of Chartered Surveyors. He is a frequent speaker and panelist at commercial real estate industry conferences.
Nicholas J. Evans oversees Nuveen Real Estate’s Asia Pacific activities, including management of investment teams and raising the profile of the firm’s Asia Pacific platform. He is a member of the Global Real Estate Leadership team, chairs the Asia Pacific Real Estate Leadership team and is an investment committee member. Mr. Evans joined the firm in 2005 as U.K. property investment analyst and held a number of senior investment management roles before relocating to Sydney in 2012 to open the office in Australia. He commenced his career in 1999 working for a U.K. investment bank based in Germany, after which he joined a global property advisory consultancy in London. Mr. Evans graduated with a B.S.c., honors degree, in Banking and Finance from Loughborough University Business School and an M.A., with distinction, in Property Investment and Law from the CASS Business School. He also holds an Investment Management Certificate and is a member of the Royal Institute of Chartered Surveyors.
Austin H. Mitchell has served as our Head of Global Real Estate Client Solutions since July 2017. Mr Mitchell is part of NRE’s Executive Leadership Team where he is responsible for the development of NRE’s client solutions. These solutions include new funds, joint ventures and separate accounts across real estate equity and debt in North America, Europe and the Asia-Pacific region. Mr. Mitchell has 18 years of experience in the real estate industry, and is a member of the Executive Leadership Team and is also the Chair of the Product Design Group, which evaluates all new client solutions and products. Mr. Mitchell works alongside Alice Breheny, Global Head of Research, jointly running the company’s Research & Development (“R&D”) function. The R&D team identifies global, structural trends and finds appropriate opportunities for real estate investors. Previously, Mr. Mitchell worked on the investment side of the industry at Henderson, Schroder Property Investment Management Limited and Jones Lang LaSalle. Mr. Mitchell is the Chair of the INREV Due Diligence Committee and a member of the Royal Institution of Chartered Surveyors. He holds a B.Sc. in Land Economy from Cambridge University and a MPhil in Economics and Geography from Reading University. He also holds an Investment Management Certificate.
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
James E. Sinople has served as our Chief Financial Officer and Treasurer since July 2017. He also serves as Vice President and Director of Investment Accounting in the Americas for the NRE third party reporting team, which is responsible for the oversight, accounting and reporting for over 20 funds and ventures with over $10 billion in AUM. The funds are comprised of core real estate assets (including office, retail, industrial and multi-family residential properties), commercial mortgage investments and super-regional malls. Prior to this role, Mr. Sinople was a Manager of agriculture portfolio reporting, including the initial $2 billion agriculture fund as well as TIAA investment subsidiaries. Prior to joining TIAA, Mr. Sinople served as a Project Controller in the energy and private equity industries. He also served in reporting and audit assurance roles at Time Warner Cable and Ernst and Young. Mr. Sinople holds a B.S. in Accounting from Florida Atlantic University and is a Certified Public Accountant.
William M. Miller has served as our corporate Secretary since July 2017. He is a Managing Director and Associate General Counsel for Nuveen, where he provides representation and legal oversight to NRE funds and accounts. With over 19 years of experience representing real estate clients, Mr. Miller advises NRE on fund and product formation and related U.S. regulatory issues, as well as transactional matters, including real estate acquisitions, dispositions, joint ventures and financings. Prior to joining Nuveen in 2013, Mr. Miller worked with a special situations investment fund in Hong Kong and in the real estate and finance practices of an international law firm in the United States and Asia. Mr. Miller holds a B.A. in Philosophy from Western Washington University and a J.D. from Cornell Law School.
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
Audit Committee. Our board of directors has established an audit committee, which consists of Donna Brandin, Steven R. Hash and Robert E. Parsons, Jr. Ms. Brandin serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:
•our accounting and financial reporting processes,
•the integrity and audits of our financial statements,
•our compliance with legal and regulatory requirements,
•the qualifications and independence of our independent auditors and
•the performance of our internal and independent auditors.

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
ITEM 11. Executive Compensation.
Compensation of Directors
We compensate each of our non-employee directors who are not affiliated with the Advisor or Nuveen with an annual retainer of $65,000, plus an additional retainer of $10,000 to the chairperson of our audit committee. We pay 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, was February 2019. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Advisor or Nuveen do not receive additional compensation for serving on the board of directors or committees thereof.
The following table sets forth the compensation earned by or paid to our independent directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$56,250	$18,750	$75,000
John R. Chandler	$48,750	$16,250	$65,000
Steven R. Hash	$48,750	$16,250	$65,000
Robert E. Parsons, Jr.	$48,750	$16,250	$65,000

Executive Officers
We are externally managed and currently have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any non-qualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of our company.
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2020, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of the date of hereof, we had one stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	0	0%
Michael A. Perry	50,302	*
John L. MacCarthy	26,257	*
Donna Brandin	29,896	*
John R. Chandler	3,154	*
Steven R. Hash	3,154	*
Robert E. Parsons, Jr.	3,154	*
G. Christopher McGibbon	0	0%
Timothy S.G. Horrocks	0	0%
Nicholas J. Evans	0	0%
Austin H. Mitchell	0	0%
Keith A. Jones	4,974	*
Richard M. Kimble	0	0%
Alice L. Breheny	0	0%
James E. Sinople	0	0%
William M. Miller	0	0%
All directors and executive officers as a group	120,891	*
5% Stockholders
Teachers Insurance and Annuity Association of America**	29,730,308	79.01%
__________
*    Less than one percent.
**  Holds Class N shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	6,560	$10.29	$—
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	6,560	$10.29	$—
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence
Our Board of Directors currently consists of seven members. Our board of directors may change the number of directors, but not to fewer than three directors nor more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter and Corporate Governance Guidelines defined an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Nuveen, NRE or the Advisor. A director is deemed to be associated with Nuveen, NRE or the Advisor if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Nuveen, NRE or the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Nuveen or NRE or advised by the Advisor or an affiliate. A business or professional relationship is deemed material per se if the gross revenue derived by the director from Nuveen, NRE, the Advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Nuveen, NRE, the Advisor or any of their affiliates. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws have been ratified by our board of directors, including a majority of our independent directors.
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
Services
Pursuant to the terms of the Advisory Agreement, the Advisor is responsible for, among other things:
•serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;
•serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.
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
Term and Termination Rights
The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
•immediately by us (1) for “cause,” (2) upon the bankruptcy of the Advisor or (3) upon a material breach of the Advisory Agreement by the Advisor;
•upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by the Advisor.
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

Advisory Fee and Expense Reimbursements
Advisory Fee. As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor an advisory fee equal to 1.25% of our NAV for the Class T, Class S, Class D and Class I shares and 0.65% of our NAV for the Class N shares, per annum, payable monthly in arrears.
In calculating our advisory fee, we will use our NAV before giving effect to accruals for the advisory fee, stockholder servicing fee or distributions payable on our shares. We will not pay the advisory fee with regard to our investments in the International Affiliated Funds. The value of these investments will be excluded from NAV for purposes of calculating the advisory fee.
Expense Reimbursement. We may reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired and (5) expenses related to personnel of the Advisor performing services for us, but excluding those personnel who provide investment advisory services pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Advisor or any of its Affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Such out-of-pocket costs and expenses include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC, reports, disclosures, and other regulatory filings of the Advisor and its affiliates relating to our activities (including our pro rata share of the costs of the Advisor and its affiliates of regulatory expenses that relate to us and Other NRE Accounts)).
The Advisor has advanced all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through the first anniversary of the commencement of the Offering. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on the earlier of the date the Company's NAV reaches $1 billion or January 31, 2023. Wholesaling compensation expenses of persons associated with the Dealer Manager are paid by the Dealer Manager without reimbursement from us. After the termination of the Offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from the Offering.
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
For the year ended December 31, 2019, we had no expenses that needed to be reimbursed by the Advisor.

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
Independent Directors’ Review of Compensation. Our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:
•the amount of fees paid to the Advisor in relation to the size, composition and performance of our investments;
•the success of the Advisor in generating investments that meet our investment objectives;
•rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•additional revenues realized by the Advisor and its affiliates through their advisory relationship with us;
•the quality and extent of the services and advice furnished by the Advisor;
•the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•the quality of our portfolio in relationship to the investments generated by the Advisor for its own account.
In addition to the advisory fee and expense reimbursements, we have agreed to indemnify and hold harmless the Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.
Investment in Shares by TIAA
TIAA invested $200,000 in us through the purchase of 20,000 shares of Class N common stock at $10.00 per share as our initial capitalization. TIAA may not sell any of these shares during the period our Advisor or an affiliate of Nuveen serves as our advisor, but the holder may transfer the shares to its affiliates. TIAA may not vote on the removal of any of its affiliates (including the Advisor), and may not vote regarding any transaction between us and TIAA or any of its affiliates, including NRE.
Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization amount).
The Class N shares purchased by TIAA described above (excluding the initial capitalization which must be held for so long as the Advisor or its affiliate remains our advisor) shall be subject to the following limitations on repurchase:
•TIAA may submit all of its remaining Class N shares for repurchase beginning on the fifth anniversary of the commencement of the Offering.
•The total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of our aggregate NAV per month and no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any month or quarter the total amount of aggregate repurchases of all classes of our common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.

All of the foregoing limitations shall not apply to the extent that the Advisor or its affiliate is no longer serving as our external advisor.
Dealer Manager Agreement
Upfront Selling Commissions and Dealer Manager Fees. Nuveen Securities, LLC is our Dealer Manager. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering.
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
Stockholder Servicing Fees. Subject to FINRA limitations on underwriting compensation, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV for the Class T shares;
•with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and
•with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.
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
In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which stockholders receive cash and/or securities listed on a national stock exchange or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.
Either party may terminate the Dealer Manager Agreement upon 60 days written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Dealer Manager Agreement. No termination fees are payable in connection with the termination of the Dealer Manager Agreement. Our obligations under the Dealer Manager Agreement to pay the stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares.
Related Party Transaction Policies
Our charter contains policies on transactions with affiliated persons. Under the charter, our independent directors must review and approve transactions with affiliates.

ITEM 14. Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP ("PwC"), our independent registered public accounting firm, for the years ended December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019	December 31, 2018
Audit fees	$475	$458
Audit-related services	—	—
Total	$475	$458
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
Audit-related services. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
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
(a)1. Financial Statements
See Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
(a)2. Financial Statement Schedules
See Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
(a)3. Exhibits
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

10.2
Amendment No. 1 to First Amended and Restated Advisory Agreement dated October 14, 2019 by and between Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2019 and incorporated herein by reference)

10.3	Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.4	First Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.5	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.6	Independent Directors Restricted Share Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.7	Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.8	Independent Director Compensation Policy (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.9	Assignment of Purchase and Sale Agreement dated June 15, 2018, between THRE Global Investments LLC and NR Defoor Hills LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2018 and incorporated herein by reference)

10.10	Purchase and Sale Agreement dated May 15, 2018, between THRE Global Investments LLC, SWH Wyatt Defoor Hills LLC and SWH Wyatt 2282 Defoor Hills LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 18, 2018 and incorporated herein by reference)

10.11	Assignment of Purchase and Sale Agreement dated June 25, 2018, between THRE Global Investments LLC and NR Tacara at Steiner Ranch LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018 and incorporated herein by reference)

10.12	Purchase and Sale Agreement dated May 18, 2018, between THRE Global Investments LLC and TASR Property Owner, Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018 and incorporated herein by reference)

Exhibit Number	Description
10.13	Assignment and Assumption of Purchase and Sale Agreement dated October 25, 2018, between THRE Global Investments, LLC and NR Main Street at Kingwood LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.14	Real Estate Purchase Contract dated August 10, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.15	First Amendment to Real Estate Purchase Contract dated September 7, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.16	Second Amendment to Real Estate Purchase Contract dated September 19, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.17	Third Amendment to Real Estate Purchase Contract dated September 28, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.18	Fourth Amendment to Real Estate Purchase Contract dated October 3, 2018, between THRE Global Investments, LLC and Main Street Kingwood, LTD. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.19	Credit Agreement dated October 24, 2018, by and among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., certain lenders named therein, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.20	Guaranty dated October 24, 2018 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.21	First Amendment and Incremental Revolving Commitment and Assumption Agreement dated December 17, 2018, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.22
Amended and Restated Dealer Manager Agreement between Nuveen Global Cities REIT, Inc. and Nuveen Securities, LLC (filed as Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 18 to Form S-11 filed on February 15, 2019 and incorporated herein by reference)

10.23	Incremental Revolving Commitment Assumption Agreement dated June 11, 2019 among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc. and Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019 and incorporated herein by reference)

10.24	Selected Dealer Agreement dated July 9, 2019 by and among Nuveen Global Cities REIT, Inc., Nuveen Securities, LLC and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.25	Cost Reimbursement Agreement dated July 9, 2019 by and among Nuveen Global Cities REIT, Inc., Nuveen Securities, LLC and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

21.1	Subsidiaries of Registrant

24.1	Power of Attorney (included in signature page to the Annual Report on Form 10-K)

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Nuveen Global Cities REIT, Inc.

Date: March 30, 2020	By:	/s/ Michael J.L. Sales
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

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Michael J.L. Sales

/s/ James E. Sinople	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
James E. Sinople

/s/ Michael A. Perry	Director	March 30, 2020
Michael A. Perry

/s/ John L. MacCarthy	Director	March 30, 2020
John L. MacCarthy

/s/ Donna Brandin	Director	March 30, 2020
Donna Brandin

/s/ John R. Chandler	Director	March 30, 2020
John R. Chandler

/s/ Steven R. Hash	Director	March 30, 2020
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	March 30, 2020
Robert E. Parson, Jr.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3

Consolidated Statements of Operations for the Years ended December 31, 2019 and December 31, 2018 and for the Period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-4

Consolidated Statements of Comprehensive Income and (Loss) for the Years ended December 31, 2019 and 2018 and for the Period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-5

Consolidated Statement of Changes in Equity for the Years ended December 31, 2019 and 2018 and for the Period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 and for the Period May 19, 2017 (date of initial capitalization) through December 31, 2017	F-7

Notes to Consolidated Financial Statements	F-9

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019	F-31

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income and (loss), of changes in equity and of cash flows for the years ended December 31, 2019 and 2018, and for the period from May 19, 2017 (date of initial capitalization) to December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, and for the period May 19, 2017 (date of initial capitalization) to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
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
Charlotte, North Carolina
March 30, 2020
We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Investments in real estate, net	$373,088	$294,374
Investments in international affiliated funds	37,734	28,594
Investments in real estate-related securities, at fair value	35,240	29,228
Intangible assets, net	28,769	16,367
Investment in commercial mortgage loan, at fair value	12,733	—
Restricted cash	10,087	56
Cash and cash equivalents	5,584	5,643
Other assets	4,262	2,584
Total assets	$507,497	$376,846
Liabilities and Equity
Credit facility	$107,777	$70,000
Mortgage payable, net	47,502	—
Subscriptions received in advance	10,087	55
Intangible liabilities, net	8,907	5,759
Due to affiliates	6,059	4,602
Accounts payable, accrued expenses, and other liabilities	5,798	5,070
Distributions payable	5,102	2,484
Total liabilities	$191,232	$87,970
Equity
Series A Preferred Stock	125	—
Common stock—Class T Shares, $0.01 par value per share, 500,000,000 shares authorized, 1,377,526 and no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	14	—
Common stock—Class S Shares, $0.01 par value per share, 500,000,000 shares authorized, 70,151 and no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	—
Common stock—Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 572,675 and 25,839 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5	—	(a)
Common stock—Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 1,965,962 and 186,474 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	20	2
Common stock—Class N Shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at December 31, 2019 and December 31, 2018.	297	297
Additional paid-in capital	336,147	298,419
Accumulated deficit and cumulative distributions	(19,974)	(9,884)
Accumulated other comprehensive (loss) income	(370)	42
Total equity	316,265	288,876
Total liabilities and equity	$507,497	$376,846
(a)The Class D shares amount is not presented due to rounding; see Note 14.
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,		May 19, 2017 (date of initial capitalization) through December 31, 2017
	2019	2018
Revenues
Rental revenue	$30,808	$15,878	$390
Income from commercial mortgage loan	1,455	—	—
Total revenues	32,263	15,878	390
Expenses
Rental property operating	9,979	5,652	175
General and administrative	3,502	3,950	238
Advisory fee due to affiliate	2,100	1,485	44
Depreciation and amortization	14,171	9,798	261
Total expenses	29,752	20,885	718
Other income (expense)
Realized and unrealized income from real estate-related securities	7,296	120	—
Income from equity investment in unconsolidated international affiliated funds	270	34	—
Interest income	161	120	—
Interest expense	(4,534)	(434)	—
Total other income (expense)	3,193	(160)	—
Net income (loss)	$5,704	$(5,167)	$(328)
Net income attributable to Series A preferred stock	$15	$—	$—
Net income (loss) attributable to common stockholders	$5,689	$(5,167)	$(328)
Net income (loss) per share of common stock - basic and diluted	$0.18	$(0.23)	$(0.30)
Weighted-average shares of common stock outstanding, basic and diluted	31,231,622	22,551,833	1,099,405
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income and (Loss)
(in thousands)

	For the Year Ended December 31,		May 19, 2017 (date of initial capitalization) through December 31, 2017
	2019	2018
Net income (loss)	$5,704	$(5,167)	$(328)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(412)	42	—
Comprehensive income (loss)	5,292	(5,125)	(328)
Comprehensive income attributable to Series A preferred stock	15	—	—
Comprehensive income (loss) attributable to common stockholders	$5,277	$(5,125)	$(328)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statement of Changes in Equity
(in thousands)

		Par Value
	Series A Preferred Stock	Common Stock Class T		Common Stock Class S	Common Stock Class D		Common Stock Class I		Common Stock Class N		Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
Balance at May 19, 2017 (date of initial capitalization )	$—	$—		$—	$—		$—		$—	(a)	$200	$—	$—	$200
Issuance of 12,405,000 shares of common stock	—	—		—	—		—		124		123,926	—	—	124,050
Net loss	—	—		—	—		—		—		—	(328)	—	(328)
Balance at December 31, 2017	$—	$—		$—	$—		$—		$124		$124,126	$(328)	$—	$123,922
Issuance of 17,537,921 shares of common stock (net of $3,488 of offering costs)	—	—		—	—	(a)	2		173		174,231	—	—	174,406
Distribution reinvestment	—	—		—	—	(b)	—	(b)	—		—	—	—	—
Amortization of restricted stock grants	—	—		—	—		—		—		62	—	—	62
Net loss	—	—		—	—		—		—		—	(5,167)	—	(5,167)
Distributions on common stock	—	—		—	—		—		—		—	(4,389)	—	(4,389)
Foreign currency translation adjustment	—	—		—	—		—		—		—	—	42	42
Balance at December 31, 2018	$—	$—		$—	$—		$2		$297		$298,419	$(9,884)	$42	$288,876
Issuance of 3,774,001 shares of common stock (net of $772 of offering costs)	—	14		1	5		18		—		37,622	—	—	37,660
Distribution reinvestment	—	—	(b)	—	—	(b)	—	(b)	—		142	—	—	142
Common stock repurchased	—	—		—	—		—		—		(104)	—	—	(104)
Amortization of restricted stock grants	—	—		—	—		—		—		68	—	—	68
Net income	15	—		—	—		—		—		—	5,689	—	5,704
Distributions on common stock	—	—		—	—		—		—		—	(15,779)	—	(15,779)
Contribution from Series A preferred stock	125	—		—	—		—		—		—	—	—	125
Distribution to Series A preferred stock	(15)	—		—	—		—		—		—	—	—	(15)
Foreign currency translation adjustment	—	—		—	—		—		—		—	—	(412)	(412)
Balance at December 31, 2019	$125	$14		$1	$5		$20		$297		$336,147	$(19,974)	$(370)	$316,265
(a) Shares amount is not presented due to rounding: see Note 14.
(b) Share distribution reinvestment amount is not presented due to rounding: see Note 14.
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,		May 19, 2017 (date of initial capitalization) through December 31, 2017
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,704	$(5,167)	$(328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,171	9,798	261
Unrealized (gain) loss on changes in fair value of real estate-related securities	(3,440)	1,272	—
Realized gain on sale of real estate-related securities	(2,740)	(606)	—
Income from equity investment in unconsolidated international affiliated funds	(270)	(34)	—
Income distribution from equity investment in unconsolidated international affiliated funds	573	—	—
Straight line rent adjustment	(1,217)	(1,105)	(14)
Amortization of below-market lease intangibles	(495)	(116)	—
Amortization of above-market lease intangibles	17	—	—
Amortization of loan closing costs	394	30	—
Amortization of restricted stock grants	68	62	—
Change in assets and liabilities:
Increase in other assets	(516)	(616)	(78)
Increase in due to affiliates	—	1,091	—
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(173)	1,726	159
Net cash provided by operating activities	12,076	6,335	—
Cash flows from investing activities:
Acquisitions of real estate	(99,650)	(191,035)	(120,569)
Deposit on loan assets	—	150	—
Origination and fundings of commercial mortgage loan	(46,997)	—	—
Proceeds from sale of commercial mortgage loan	34,264	—	—
Fundings for investment in international affiliated funds	(9,890)	(28,519)	—
Capital improvements to real estate	(1,139)	(285)	—
Return of capital from real estate-related securities	49	—	—
Purchases of real estate-related securities	(29,117)	(39,515)	—
Proceeds from sale of real estate-related securities	29,236	9,621	—
Net cash used in investing activities	(123,244)	(249,583)	(120,569)
Cash flows from financing activities:
Proceeds from issuance of common stock	40,018	177,917	124,250
Repurchase of common stock	(104)	—	—
Offering costs paid	(687)	—	—
Borrowings from credit facility	148,277	95,000	—
Repayments on credit facility	(110,500)	(25,000)	—
Borrowings from mortgage payable	48,000	—	—

Payment of deferred financing costs	(900)	(801)	—
Proceeds from issuance of Series A preferred stock	125	—	—
Distributions to Series A preferred stock	(15)	—	—
Subscriptions received in advance	10,087	55	—
Distributions to common stockholders	(13,161)	(1,905)	—
Net cash provided by financing activities	121,140	245,266	124,250
Net increase in cash and cash equivalents and restricted cash during the period	9,972	2,018	3,681
Cash and cash equivalents and restricted cash, beginning of period	$5,699	$3,681	$—
Cash and cash equivalents and restricted cash, end of period	$15,671	$5,699	$3,681
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$5,584	$5,643	$3,681
Restricted cash	10,087	56	—
Total cash and cash equivalents and restricted cash	$15,671	$5,699	$3,681
Supplemental disclosures:
Interest paid	$4,533	$270	$—
Series A preferred stock costs	$15	$—	$4
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$(715)	$1,452	$2
Accrued capital expenditures	$121	$14	$—
Non-cash financing activities:
Accrued distributions	$2,618	2,484	$—
Accrued stockholder servicing fees	$1,388	23	$—
Distribution reinvestments	$135	$7	$—
Accrued offering costs due to affiliate	$1,160	3,488	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and that a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor.
Pursuant to a registration statement on Form S-11, the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The registration statement was declared effective on January 31, 2018. The Company is publicly selling any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s Consolidated Financial Statements. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC.
All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisitions. All property acquisitions to date have been accounted for as asset acquisitions.
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
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

Intangible assets and intangible liabilities are recorded as separate components on the Company's Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	40 years
Building, land and site improvements	15- 40 years
Furniture, fixtures and equipment	3-7 years
Lease intangibles	Over lease term
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
Investments in Real Estate-Related Securities
The Company has elected the fair market value option for accounting for real estate-related securities and changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, is recorded as a component of realized and unrealized income from real estate-related securities on the Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA, (the “International Affiliated Funds”) under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP), for the years ended December 31, 2019 and 2018, and is reported as Income from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company's Consolidated Balance Sheets.
Investment in Commercial Mortgage Loan at Fair Value
The Company originated its first commercial mortgage loan in March 2019 and elected the fair value option. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loan is stated at fair value and was initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loan is valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
The income from commercial mortgage loan represents interest income and origination fee income, which is reported as income from commercial mortgage loan on the Company’s Consolidated Statements of Operations.
In the event of a partial or whole sale of the commercial mortgage loan, the Company derecognizes the corresponding asset and fees paid as part of the partial or whole sale are recognized as expense in General and Administrative Expenses on the Company’s Consolidated Statements of Operations.
Deferred Charges
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring, and other loan costs incurred by the Company for its financing arrangements. Deferred financing costs related to the credit facility are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized over the term of the credit facility. Unamortized costs are charged to expenses upon early repayment or significant modification of the credit facility and fully amortized deferred financing costs are removed from the books upon the maturity of the credit facility. Deferred financing costs related to the Company’s mortgage payable are recorded as an offset to the related liability and amortized over the term of the financing instrument. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in Real Estate, net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
Fair Value Measurements
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
As of December 31, 2019, the Company’s $35.2 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded real estate investment trusts and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.
As of December 31, 2019, and subsequent to the sale of the senior portion of the commercial mortgage loan, the Company’s $12.7 million investment in commercial mortgage loan consisted of a mezzanine loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019 ($ in thousands):

Investment in Commercial Mortgage Loan
Balance as of January 1, 2019	$—
Loan Originations	45,564
Sale of Senior Note	(34,264)
Additional fundings	1,433
Net Unrealized Gain (Loss)	—
Balance as of December 31, 2019	$12,733
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investment in commercial mortgage loan as of December 31, 2019.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loan	Industrial	Cash Equivalency Method	Discount Rate	LIBOR (1) + 3.50% - LIBOR (1) + 5.70%
(1)LIBOR as of December 31, 2019 was 1.8%
As of December 31, 2019, the carrying value of the Company's Mortgage Payable and Credit Facility approximates fair value. As of December 31, 2018 the the carrying value of the Company's Credit Facility approximates fair value. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:
Rental Revenue — consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, retail, and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements.
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of December 31, 2019, the Company did not have any mortgage loans on nonaccrual status.
Leases
The Company derives revenue pursuant to lease agreements. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease inception, the Company determines whether each lease is a sales-type, direct financing or operating lease. Such classification is based on whether:
•The lessee gains control of the underlying asset and the lessor therefore relinquishes control to the lessee under certain criteria (sales-type or direct-financing); or
•All other leases that do not meet the criteria as sales-type or direct financing leases (operating).

The Company's leases are classified as operating leases in accordance with relevant accounting guidelines, and the related revenue is recognized on a straight-line basis.

Cash and Cash Equivalents
Cash and cash equivalents represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2019, restricted cash consists of 10.1 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of December 31, 2019, the Company has three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
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
Organization and Offering Expenses
The Advisor agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023.
As of December 31, 2019, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheet as of December 31, 2019 and 2018.
Offering costs are currently charged to equity as such amounts are incurred. For the year ended December 31, 2019, the Company incurred $0.8 million in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive (losses) and income of $(412,005) and $42,000, respectively, for the years ended December 31, 2019 and 2018.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Earnings Per Share
Basic net income/(loss) per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share.
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
Recently Adopted:
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. This guidance applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Company has elected.

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

In February 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements (“ASU 2019-01”). ASU 2019-01 addresses two lessor implementation issues and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the new lease accounting standard. One exemption applicable to the Company would exempt the Company from having to provide certain interim disclosures in the fiscal year in which a company adopts the new lease accounting standard. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted ASU 2019-01 and concluded that the adoption did not have a material impact on its Consolidated Financial Statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies,distributions from equity method investees, and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. The Company adopted this standard on January 1, 2018 with no material impact on the Company’s Consolidated Financial Statements and related disclosures.

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
Note 3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2019	December 31, 2018
Building and building improvements	$323,162	$249,552
Land and land improvements	61,098	46,609
Furniture, fixtures and equipment	3,474	3,249
Total	387,734	299,410
Accumulated depreciation	(14,646)	(5,036)
Investments in real estate, net	$373,088	$294,374
Depreciation Expense was $9.6 million, $4.9 million, and $0.1 million for the years ended December 31, 2019, 2018 and for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017, respectively.
During the year ended December 31, 2019, the Company acquired interests in three real property investments, which were comprised of one office, industrial, and other, which is representative of a medical office property. These property acquisitions have been accounted for as asset acquisitions.
The following table provides details of the properties acquired during the year ended December 31, 2019 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
East Sego Lily	100%	1	Salt Lake City, UT	Office	May 2019	$44,422
Globe Street Industrial	100%	1	Moreno Valley	Industrial	October 2019	19,442
9725 Datapoint	100%	1	San Antonio, TX	Other	December 2019	36,523
		3				$100,387
(1)Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
During the year ended December 31, 2018, the Company acquired interests in four real property investments, which were comprised of one office, multifamily, retail, and industrial property. These property acquisitions have been accounted for as asset acquisitions.

The following table provides details of the properties acquired during the year ended December 31, 2018 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
Defoor Hills	100%	1	Atlanta, GA	Office	June 2018	$33,808
Tacara at Steiner Ranch	100%	1	Austin, TX	Multifamily	June 2018	47,909
Main Street at Kingwood	100%	1	Houston, TX	Retail	October 2018	85,696
Henderson Interchange	100%	1	Henderson, NV	Industrial	December 2018	25,074
		4				$192,487
(1)Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
For the period from May 19, 2017 (date of initial capitalization) through December 31, 2017, the Company acquired interests in three real property investments, which were comprised of one multifamily and two industrial properties. These property acquisitions have been accounted for as asset acquisitions.
The following table provides details of the properties acquired during the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
Kirkland Crossing	100%	1	Aurora, IL	Multifamily	December 2017	$54,218
West Phoenix Industrial	100%	1	Phoenix, AX	Industrial	December 2017	$16,785
Denver Industrial	100%	3	Denver & Golden, CO	Industrial	December 2017	$51,135
		5				$122,138
(1)Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2019 ($ in thousands):

	East Sego Lily	Globe Street Industrial	9725 Datapoint	Total
Building and building improvements	$33,396	$13,154	$26,336	$72,886
Land and land improvements	3,964	4,376	6,124	14,464
In-place lease intangibles	5,077	1,579	5,095	11,751
Other intangibles	1,985	333	(1,032)	1,286
Total purchase price	$44,422	$19,442	$36,523	$100,387

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2018 ($ in thousands):

	Defoor Hills	Tacara at Steiner Ranch	Main Street at Kingwood	Henderson Interchange	Total
Building and building improvements	$25,600	$37,717	$74,501	$18,316	$156,134
Land and land improvements	4,472	8,385	10,708	4,475	28,040
In-place lease intangibles	1,965	1,807	3,624	1,475	8,871
Other intangibles	1,771	—	(3,137)	808	(558)
Total purchase price	$33,808	$47,909	$85,696	$25,074	$192,487

The following table summarizes the purchase price allocation for the properties acquired during the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 ($ in thousands):

	Kirkland Crossing	West Phoenix Industrial	Denver Industrial	Total
Building and building improvements	$46,555	$11,337	$38,495	$96,387
Land and land improvements	5,894	3,891	8,773	18,558
In-place lease intangibles	1,769	933	3,106	5,808
Other intangibles	—	624	761	1,385
Total purchase price	$54,218	$16,785	$51,135	$122,138

Note 4. Investments in Real Estate-Related Securities
As of December 31, 2019 and 2018, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the components of Realized and Unrealized Income from Real Estate-Related Securities during the years ended December 31, 2019, 2018 and for the period from May 19, 2017 (period of initial capitalization) through December 31, 2017 ($ in thousands):

	For the Year Ended December 31,		May 19, 2017 (period of initial capitalization) through December 31, 2017
	2019	2018
Unrealized gain (loss)	$3,440	$(1,272)	$—
Realized gains	2,740	606	—
Dividend income	1,116	786	—
Realized and unrealized income from real estate-related securities	$7,296	$120	$—

Note 5. Investment in International Affiliated Fund
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
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $28.0 million (€25.0 million) into ECF. As of December 31, 2019, the Company has fully satisfied its commitment.
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
For the years ended December 31, 2019 and 2018, the Company recorded net income of approximately $0.5 million consisting of operating income of $0.8 million, partially offset by $0.3 million in unrealized losses, and $0, respectively, based on its allocable share from ECF that is reflected on the Company’s Consolidated Statements of Operations.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.

On November 9, 2018 the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 the Company increased its commitment by $20 million. As of December 31, 2019, the Company has funded $10.0 million of its total commitment of $30.0 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
For the years ended December 31, 2019 and 2018, the Company recorded net loss of $0.3 million consisting of operating income of $0.1 million, partially offset by $0.4 million in unrealized losses and $0, respectively, based on its allocable share from APCF that is reflected on the Company’s Consolidated Statements of Operations.

Note 6. Investment in Commercial Mortgage Loan
During the year ended December 31, 2019, the Company originated a loan to finance the acquisition and renovation of an industrial property in Maspeth, New York for $46.0 million. The Company funded the loan on a 60% loan-to-cost basis amounting to $46.0 million. On June 6, 2019, the Company sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $34.0 million, which is net of disposition fees.
The fair value of the subordinate mortgage was $12.7 million as of December 31, 2019. The Company recognized interest income and origination fees from its investment in commercial mortgage loan of approximately $1.5 million and $0, for the years ended December 31, 2019 and 2018, respectively.

Loan terms for the subordinate mortgage as of December 31, 2019 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	LIBOR + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,642	$12,733	$12,733

The estimated fair value of the commercial mortgage loan is based on models developed by an independent valuation advisor with additional oversight being performed by the Advisor’s internal valuation department that primarily use market based or independently sourced market data, including interest rate yield curves and market spreads. Valuation adjustments may be made to reflect credit quality, liquidity, and other observable and unobservable data that are applied consistently over time.
Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following for years ended December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$26,408	$14,679
Above-market lease intangibles	154	154
Other intangibles	11,677	6,557
Total intangible assets	38,239	21,390
Accumulated amortization:
In-place lease intangibles	(7,623)	(4,396)
Above-market lease intangibles	(21)	(3)
Other intangibles	(1,826)	(624)
Total accumulated amortization	(9,470)	(5,023)
Intangible assets, net	28,769	16,367
Intangible liabilities:
Below-market lease intangibles	(9,414)	(5,876)
Accumulated amortization	507	117
Intangible liabilities, net	$(8,907)	$(5,759)

Amortization expense relating to intangible assets was $4.4 million, $4.9 million, and $0.1 million for the years ended December 31, 2019, 2018, and for the period from May 19, 2017 (period of initial capitalization) through December 31, 2017, respectively. Income from the amortization of intangible liabilities was $0.5 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Other Intangibles	Below-Market Lease Intangibles
2020	$2,830	$17	$1,523	$(635)
2021	2,610	17	1,347	(655)
2022	2,328	17	1,235	(640)
2023	1,998	17	1,072	(639)
2024	1,892	17	1,005	(635)
Thereafter	7,127	48	3,669	(5,703)
	$18,785	$133	$9,851	$(8,907)
The weighted-average amortization periods for the acquired in-place lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 7, 9 and 16 years, respectively.
Note 8. Credit Facility and Mortgage Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). Loans outstanding under the Credit Facility bear interest, at Nuveen OP's option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018 and June 11, 2019, we amended the Credit Agreement to increase the Credit Facility to $150 million and $210 million in aggregate commitments, respectively, with all other terms remaining the same.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2019	December 31, 2018
Credit facility	L+applicable margin(1)	October 24, 2021	$210,000	$107,777	$70,000
(1) The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.
As of December 31, 2019 and December 31, 2018, the Company had $107.8 million and $70.0 million, respectively, in borrowings and had an outstanding accrued interest of $0.2 million. For the years ended December 31, 2019 and 2018, the Company incurred $3.9 million and $0.4 million, respectively, in Interest Expense.
As of December 31, 2019, the Company is in compliance with all loan covenants.
Mortgage Payable
On November 8, 2019, NR Main Street at Kingwood LLC, a wholly owned subsidiary of the Company, entered into a loan agreement (“Mortgage Payable”) with Nationwide Life Insurance Company (“Lender”). The Mortgage Payable provides a secured loan of $48.0 million, interest only, for seven years with a fixed rate of 3.15% per annum and matures in December 2026 with unpaid principal balance on the Mortgage Payable due and payable in full on the maturity date.
The following is a summary of the Mortgage Payable secured by the Company's retail property ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2019	December 31, 2018
Mortgage payable	3.15%	December 1, 2026	$48,000	$48,000	$—
Deferred financing costs, net				(499)	—
Mortgage payable, net				$47,501	$—
As of December 31, 2019, the Company had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the year ended December 31, 2019, the Company incurred $0.2 million in interest expense.
The following table presents the future principal payments due under the Credit Facility and Mortgage Payable as of December 31, 2019 ($ in thousands):

	Amount
Year	Credit Facility	Mortgage Payable
2020	$—	$—
2021	107,777	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	48,000
Total	$107,777	$48,000

Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2019	December 31, 2018
Straight-line rent receivable	$2,336	$1,119
Deferred financing costs on credit facility, net	779	771
Receivables	736	353
Prepaid expenses	329	288
Other	82	53
Total	$4,262	$2,584

The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities for the years ended December 31, 2019 and December ($ in thousands):

	December 31, 2019	December 31, 2018
Real estate taxes payable	$1,742	$2,099
Accounts payable and accrued expenses	1,700	1,420
Tenant security deposits	1,044	587
Prepaid rental income	608	386
Accrued interest expense	334	164
Other	370	414
Total	$5,798	$5,070

Note 10. Related Party Transactions
Fees Due to Related Party
Pursuant to the advisory agreement between the Company, Nuveen OP, and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Advisor, will receive fees and compensation, payable monthly in arrears, in connection with the offering and ongoing management of the assets of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
For the years ended December 31, 2019 and 2018, the Company has accrued management fees of approximately $0.2 million, respectively, which has been included in accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017, the Company has incurred advisory fee expense of $2.1 million, $1.5 million, and $0.1 million, respectively.
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2019 and 2018, the Company has not retained an affiliate of the Advisor for any such services.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding or converted into Class I shares. As of December 31, 2019, the Company has accrued $1.4 million of stockholder servicing fees with respect to the outstanding Class T common shares, Class S common shares, and Class D common shares.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(1)	0.85%	0.25%	—

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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	December 31, 2019	December 31, 2018
Accrued stockholder servicing fees(1)	$1,411	$23
Advanced organization and offering costs	4,648	4,579
Total	$6,059	$4,602

(1) The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2019, the Company accrued approximately $1.4 million of stockholder servicing fees payable to the Dealer Manager related to Class T, Class S and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2054 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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

Note 12. Commitments and Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. For the years ended December 31, 2019 and 2018, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the years ended December 31, 2019, 2018 and for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017, was $30.8 million, $15.9 million,and $0.4 million, respectively.

Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	Future Minimum Rent
2020	$20,700
2021	20,176
2022	19,409
2023	18,025
2024	16,938
Thereafter	79,046
Total	$174,294
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Note 14. Equity
Authorized Capital
On January 24, 2018, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the Company’s undesignated common stock became Class N shares of common stock and the Class T, Class S, Class D and Class I shares sold in the Offering were authorized.
As of December 31, 2019, the Company had authority to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as preferred stock with a par value of $0.01 per share, 125 of which are classified as Series A Preferred Stock (defined below).
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
Common Stock
As of December 31, 2019, the Company has issued and outstanding 1,377,526 shares of Class T common stock, 70,151 shares of Class S common stock, 572,675 shares of Class D common stock, 1,965,962 shares of Class I common stock, and 29,730,608 shares of Class N common stock.

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) for the years ended December 31, 2019 and 2018:

	Class T Shares	Class S Shares	Class D Shares		Class I Shares		Class N Shares	Total
December 31, 2017	—	—	—		—		12,405	12,405
Common Stock Issued	—	—	26		186		17,326	17,538
Distribution Reinvestment	—	—	—	(a)	—	(a)	—	—
Vested Stock	—	—	—		—		—	—
Common Stock Repurchased	—	—	—		—		—	—
December 31, 2018	—	—	26		186		29,731	29,943

Common Stock Issued	1,375	70	544		1,774		—	3,763
Distribution Reinvestment	2	—	3		9		—	14
Vested Stock	—	—	—		7		—	7
Common Stock Repurchased	—	—	—		(10)		—	(10)
December 31, 2019	1,377	70	573		1,966		29,731	33,717
(a) The Class D and Class I Shares amount is not presented due to rounding

TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, all shares held by TIAA are not eligible to be repurchased until January 31, 2023; provided that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor.
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant,which, in connection with the directors’ first annual grant, occurred in February 2019. The Company accrued approximately $68,000 and $62,000 of expense for years ended December 31, 2019 and 2018, respectively, in connection with restricted stock portion of director compensation, which is included in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. The Company accrued $5.1 million for October, November and December 2019 in Distribution payable on the Consolidated Balance Sheets.
For the years ended December 31, 2019 and 2018, the Company declared and paid distributions in the amount of $13.2 million and $1.9 million, respectively. The distribution for the fourth quarter of 2019 was declared and paid in January 2020, thus no distributions were made for Class S shares prior to December 31, 2019. The distribution for the fourth quarter of 2018 was declared and paid in January 2019, thus no distributions were made for Class T and Class T shares prior to such date.
The table below details the net distribution paid for each of our share classes for the years ended December 31, 2019 and 2018 ($ in thousands).

	Class T Shares		Class D Shares	Class I Shares	Class N Shares	Total
2019 Net Distribution Amount	$47		$41	$218	$12,855	$13,161
2018 Net Distribution Amount	$—	$2	$2	$9	$1,894	$1,905
The following table outlines the estimated tax character of the Company's distributions paid in 2019 and 2018 as a percentage of total distributions. The distributions for the fourth quarter of 2019 and 2018, were declared and paid in January 2020 and January 2019, respectively, and are excluded from the analysis below:

	Ordinary Income		Capital Gains		Return of Capital
2019 Tax Year	47.99%	(1)	0.95%	(2)	51.06%
2018 Tax Year	60.02%	(3)	—%		39.98%
(1) 99.12% and 0.88% of the distributions paid in 2019 are non-qualified and qualified, respectively.
(2) A portion of the capital gain in 2019 is unrecaptured 1250 Gain.
(3) 100% of the distributions paid in 2018 are non-qualified dividend

Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter.In addition, if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.
For the year ended December 31, 2019, the Company repurchased 9,843 of Class I shares at a price of $10.59 per share.
Note 15. Segment Reporting
The Company currently operates in eight reportable segments: industrial properties, multifamily properties, retail properties, office properties, other properties, which consists of a medical office building, real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019	December 31, 2018
Industrial	$106,417	$89,963
Multifamily	94,039	97,448
Retail	88,217	90,881
Office	76,603	34,134
Other	39,634	—
International Affiliated Funds	37,734	28,594
Real Estate-Related Securities	35,240	29,228
Commercial Mortgage Loan	12,733	—
Other (Corporate)	16,880	6,598
Total assets	$507,497	$376,846
The following table sets forth the financial results by segment for the years ended December 31, 2019, 2018 and for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 ($ in thousands):

	For the Year Ended		May 19, 2017 (date of initial capitalization) through December 31, 2017
	December 31,
	2019	2018
Rental revenues
Multifamily	$9,215	$7,197	303
Office	6,071	1,483	—
Industrial	8,464	6,081	87
Retail	6,912	1,117	—
Other	146	—	—
Total rental revenues	30,808	15,878	390
Property operating expenses
Multifamily	4,555	3,395	154
Office	1,585	274	—
Industrial	2,578	1,821	21
Retail	1,238	162	—
Other	23	—	—
Total property operating expenses	9,979	5,652	175
Depreciation and amortization
Multifamily	3,885	4,924	214
Office	2,682	605	—
Industrial	4,284	3,687	47
Retail	3,259	582	—
Other	61	—	—
Total depreciation and amortization	14,171	9,798	261
Interest income from commercial loan	1,455	—	—
Realized and unrealized income from real estate-related securities	7,296	120	—
Income from equity investment in unconsolidated international affiliated funds	270	34	—
General and administrative expenses	(3,502)	(3,950)	(238)
Advisory fee due to affiliate	(2,100)	(1,485)	(44)
Interest Income	161	120	—
Interest expense	(4,534)	(434)	—
Net income (loss)	$5,704	$(5,167)	$(328)
Net income attributable to Series A preferred stock	$15	$—	$—
Net income (loss) attributable to common stockholders	$5,689	$(5,167)	$(328)

Note 16. Quarterly Financial Information (Unaudited)
The following tables present the Company’s quarterly results ($ in thousands, except per share data):

2019	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Total revenues	$6,766	$8,475	$8,198	$8,824
Net income (loss)	$3,748	$(247)	$2,211	$(8)
Net income (loss) attributable to stockholders	$3,744	$(250)	$2,207	$(12)
Net income (loss) per share	$0.12	$(0.01)	$0.07	$—

2018	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Total revenues	$2,822	$3,015	$4,536	$5,505
Net (loss) income	$(1,515)	$287	$(849)	$(3,090)
Net (loss) income attributable to stockholders	$(1,515)	$287	$(849)	$(3,090)
Net (loss) income per share	$(0.08)	$0.01	$(0.04)	$0.11

2017	Quarter Ended March 31	May 19, 2017 (date of initial capitalization) through June 30	Quarter Ended September 30	Quarter Ended December 31
Total revenues	$—	$—	$—	$390
Net loss	$—	$—	$—	$(328)
Net loss attributable to stockholders	$—	$—	$—	$(328)
Net loss per share	$—	$—	$—	$(0.30)

Note 17. Subsequent Events

Market Development

On January 30, 2020, the World Health Organization declared the coronavirus (COVID-19) to be a public health emergency. As the result of rising infections in U.S., on March 13, 2020, the President of the United States declared COVID-19 a national emergency and many other world leaders have made similar declarations. This has created increased short term market volatility and adverse impacts on U.S. and world economies. Resulting business closures and individual restrictions may adversely impact the Company’s investments both in the U.S. and the International Affiliated Funds. At this time, the Company is unable to estimate the impact of this event on its investments and its operations.

Distributions
Our board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record dates of October 31, 2019, November 30, 2019 and December 31, 2019. The Company paid these distributions amounting to $5.1 million on January 29, 2020.
On January 17, 2020, the Company’s board of directors amended the Company’s distribution policy to reflect that the Company intends to pay distributions monthly rather than quarterly going forward, subject to the discretion of the board of directors.
Our board of directors declared distributions amounting to $1.8 million each on all outstanding shares of common stock as of the close of business on the record date of January 31, 2020 and February 29, 2020 and the Company paid these distributions on February 27, 2020 and March 26, 2020, respectively.

Status of the Offering
On January 1, 2020 the Company sold approximately $10,087,060 of common stock (310,327 Class T shares, 260,338 Class S shares, 164,119 Class D shares & 209,963 Class I shares) at a purchase price of $10.64 for Class T, $10.64 for Class S, $10.73 for Class D, and $10.74 for Class I.
On February 1, 2020 the Company sold approximately $12,753,454 of common stock (3,087,278 Class T shares, 4,200,141 Class S shares, 1,174,421 Class D shares & 4,291,614 Class I shares) at a purchase price of $10.70 for Class T, $10.69 for Class S, $10.79 for Class D, and $10.81 for Class I.
On March 1, 2020 the Company sold approximately $19,468,472 of common stock (4,091,021 Class T shares, 5,674,518 Class S shares, 2,913,380 Class D shares & 6,789,554 Class I shares) at a purchase price of $10.70 for Class T, $10.66 for Class S, $10.79 for Class D, and $10.81 for Class I.
Other Items
On February 20, 2020, the Company funded an additional $6.4 million towards its $30.0 million commitment to APCF.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)
Schedule III

					Initial Costs			Gross Amount at Which Carried at Close of Period(a)
Property Location	Property Type	Year Built	Year Acquired	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora, IL	Multi-family	2003	2017		$5,894	$44,713	$385	$5,932	$45,061	$50,993	$2,620	15 - 40 years
Phoenix, AZ	Industrial	1998	2017		3,891	11,337	149	3,891	11,486	15,377	731	15 - 40 years
Denver & Golden, CO	Industrial	Various	2017		8,773	38,496	113	8,772	38,609	47,381	2,587	15 - 40 years
Austin, TX	Multi-family	2017	2018		8,385	36,319	157	8,385	36,476	44,861	1,612	15 - 40 years
Atlanta, GA	Office	1970	2018		4,472	25,598	118	4,472	25,716	30,188	1,211	15 - 40 years
Houston, TX	Retail	2016	2018	$48,000	4,475	18,316	—	4,475	18,315	22,790	653	15 - 40 years
Henderson, NV	Industrial	2018	2018		10,708	74,447	137	10,708	74,585	85,293	2,976	15 - 40 years
Salt Lake City, UT	Office	2017	2019		3,964	33,398	26	3,963	33,423	37,386	892	15 - 40 years
Moreno Valley, CA	Industrial	1993	2019		4,376	10,611	2,544	4,376	13,155	17,531	107	15 - 40 years
San Antonio, TX	Retail	1972; renovated 2019	2019		6,124	25,417	919	6,124	26,336	32,460	42	15 - 40 years
				$48,000	$61,062	$318,652	$4,548	$61,098	$323,162	$384,260	$13,431
(a)The aggregate cost for federal income tax purposes at December 31, 2019 was approximately $405.1 million.
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $3.5 million. Accumulated Depreciation does not include $1.2 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2019, 2018 and for the period from May 19, 2017 (date of initial capitalization) through December 31, 2017 , are as follows ($ in thousands):

Rental Properties	2019	2018	2017
Balance at beginning of period	$296,073	$113,103	$—
Additions	88,187	182,970	113,103
Balance at end of period	$384,260	$296,073	$113,103

Accumulated Depreciation	2019	2018	2017
Balance at beginning of period	$4,498	$123	$—
Additions	8,933	4,375	123
Balance at end of period	$13,431	$4,498	$123