Form 10-Q
period 2020-03-31
Nuveen Global Cities REIT, Inc.
filed 2020-05-14
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-222231
___________________________
nuveen
Nuveen Global Cities REIT, Inc.
(Exact name of Registrant as specified in its Charter)
___________________________

Maryland (State or other jurisdiction of incorporation or organization)	82-1419222 (I.R.S. Employer Identification No.)

730 Third Avenue, 3rd Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 490-9000
_____________________________
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
As of May 14, 2020, there were 1,431,462 outstanding shares of Class T common stock, 2,700,998 outstanding shares of Class S common stock, 1,126,034 outstanding shares of Class D common stock, 3,413,654 outstanding shares of Class I common stock, 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investments in real estate, net	$370,540	$373,088
Investments in international affiliated funds	45,047	37,734
Investments in real estate-related securities, at fair value	30,047	35,240
Investment in commercial mortgage loan, at fair value	12,831	12,733
Intangible assets, net	27,883	28,769
Cash and cash equivalents	10,044	5,584
Restricted cash	2,781	10,087
Other assets	5,347	4,262
Total assets	$504,520	$507,497
Liabilities and Equity
Credit facility	$85,277	$107,777
Mortgage payable, net	47,520	47,502
Intangible liabilities, net	8,709	8,907
Due to affiliates	7,895	6,059
Accounts payable, accrued expenses, and other liabilities	6,509	5,798
Subscriptions received in advance	2,781	10,087
Distributions payable	1,924	5,102
Total liabilities	160,615	191,232
Equity
Series A Preferred Stock	129	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 2,358,700 and 1,377,256 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	24	14
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 1,255,756 and 70,151 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	13	1
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 1,115,645 and 572,675 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10	5
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 3,200,941 and 1,965,962 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	32	20
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at March 31, 2020 and December 31, 2019	297	297
Additional paid-in capital	376,382	336,147
Accumulated deficit and cumulative distributions	(32,140)	(19,974)
Accumulated other comprehensive loss	(842)	(370)
Total equity	343,905	316,265
Total liabilities and equity	$504,520	$507,497
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$9,458	$6,745
Income from commercial mortgage loan	245	21
Total revenues	9,703	6,766
Expenses
Rental property operating	2,962	2,286
General and administrative	1,034	958
Advisory fee due to affiliate	727	467
Depreciation and amortization	4,144	3,387
Total expenses	8,867	7,098
Other income (expense)
Realized and unrealized (loss) income from real estate-related securities	(7,667)	4,986
Income (loss) from equity investment in unconsolidated international affiliated funds	1,690	(165)
Unrealized loss on commercial mortgage loan	(331)	—
Interest income	35	11
Interest expense	(1,189)	(752)
Total other (expense) income	(7,462)	4,080
Net (loss) income	(6,626)	3,748
Net income attributable to Series A preferred stock	4	4
Net (loss) income attributable to common stockholders	$(6,630)	$3,744
Net (loss) income per share of common stock - basic and diluted	$(0.18)	$0.12
Weighted-average shares of common stock outstanding, basic and diluted	36,062,045	29,994,015
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(6,626)	$3,748
Other comprehensive loss:
Foreign currency translation adjustment	(472)	(392)
Comprehensive (loss) income	(7,098)	3,356
Comprehensive income attributable to Series A preferred stock	4	4
Comprehensive (loss) income attributable to common stockholders	$(7,102)	$3,352
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Three Months Ended March 31, 2020
	Series A Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2019	125	14		1		5		20		297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 2,123,497 shares of common stock (net of $166 of offering costs)	—	10		12		5		12		—	39,929	—	—	39,968
Distribution reinvestments	—	—	(a)	—	(a)	—	(a)	—	(a)	—	295	—	—	295
Amortization of restricted stock grants	—	—		—		—		—		—	11	—	—	11
Common stock repurchased	—	—		—		—		—		—	—	—	—	—
Net income (loss)	4	—		—		—		—		—	—	(6,630)	—	(6,626)
Distributions on common stock	—	—		—		—		—		—	—	(5,536)	—	(5,536)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(472)	(472)
Balance at March 31, 2020	$129	$24		$13		$10		$32		$297	$376,382	$(32,140)	$(842)	$343,905
(a)The Class T, Class S, Class D, and Class I distribution reinvestment amounts are not presented due to rounding; see Note 14.

Three Months Ended March 31, 2019
	Series A Preferred Stock	Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2018	$—	$—		$—		$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 93,740 shares of common stock (net of $69 of offering costs)	—	—	(a)	—	(a)	—	(a)	—	775	—	—	775
Distribution reinvestments	—	—		—	(b)	—	(b)	—	10	—	—	10
Amortization of restricted stock grants	—	—		—		—		—	11	—	—	11
Net income	4	—		—		—		—	—	3,744	—	3,748
Distributions on common stock	—	(2)		(3)		(15)		(2,646)	—	—	—	(2,666)
Issuance of 125 shares of Series A preferred stock	125	—		—		—		—	—	—	—	125
Foreign currency translation adjustment	—	—		—		—		—	—	—	(392)	(392)
Balance at March 31, 2019	$129	$(2)		$(3)		$(13)		$(2,349)	$299,215	$(6,140)	$(350)	$290,487
(a)The Class D, Class T, and Class I Shares amount is not presented due to rounding; see Note 14.
(b)The Class D and Class I Distribution reinvestment amount is not presented due to rounding; see Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,626)	$3,748
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,144	3,387
Unrealized loss (gain) on changes in fair value of real estate-related securities	6,498	(4,769)
Realized loss on sale of real estate-related securities	1,459	76
(Income) loss from equity investment in unconsolidated international affiliated funds	(1,690)	165
Income distribution from equity investment in unconsolidated international affiliated funds	282	—
Unrealized loss on changes in fair value of commercial mortgage loan	331	—
Straight line rent adjustment	(665)	(410)
Amortization of below-market lease intangibles	(184)	(87)
Amortization of above-market lease intangibles	4	—
Amortization of loan closing costs	127	99
Amortization of restricted stock grants	11	11
Change in assets and liabilities:
Escrow for commercial mortgage loan	—	1,096
Increase in other assets	(522)	(421)
Increase in due to affiliates	—	120
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	853	(434)
Net cash provided by operating activities	4,022	2,581
Cash flows from investing activities:
Origination and fundings of commercial mortgage loan	(429)	(45,202)
Funding for investment in international affiliated funds	(6,377)	—
Capital improvements to real estate	(876)	(62)
Purchase of real estate-related securities	(11,783)	(2,907)
Proceeds from sale of real estate-related securities	9,019	2,876
Net cash used in investing activities	(10,446)	(45,295)
Cash flows from financing activities:
Proceeds from issuance of common stock	42,242	969
Offering costs paid	(144)	—
Borrowings from credit facility	20,000	45,000
Repayments on credit facility	(42,500)	—
Proceeds from issuance of Series A preferred stock	—	110
Subscriptions received in advance	(7,306)	2,467
Distributions to common stockholders	(8,714)	(2,484)
Net cash provided by financing activities	3,578	46,062
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(2,846)	3,348
Cash and cash equivalents and restricted cash, beginning of period	15,671	5,699
Cash and cash equivalents and restricted cash, end of period	$12,825	$9,047

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$10,044	$5,485
Restricted cash	2,781	3,562
Total cash and cash equivalents and restricted cash	$12,825	$9,047
Supplemental disclosures:
Interest paid	$1,233	$534
Series A preferred stock costs	$—	$15
Non-cash investing activities:
Accrued capital expenditures	$(149)	$10
Non-cash financing activities:
Accrued distributions	$3,178	$2,666
Accrued stockholder servicing fees	$1,836	$74
Distribution reinvestments	$285	$10
Accrued offering costs	$19	$—
Accrued offering costs due to affiliate	$—	$3,557
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to consolidated financial statements (Unaudited)
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region.
Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate ("NRE").
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that will be considered business combinations, the Company will evaluate the existence of goodwill or a gain from a bargain purchase. The Company would expense acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
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
Intangible assets and intangible liabilities are recorded as separate components on the Company's Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization on the Company's Consolidated Statements of Operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related adjustments, along with any subsequent improvements to such properties. The Company’s Investments in Real Estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	40 years
Building, land and site improvements	15-40 years
Furniture, fixtures and equipment	3-7 years
Lease intangibles	Over lease term
Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
Repairs and maintenance are expensed to operations as incurred and are included in Rental Property Operating on the Company’s Consolidated Statements of Operations.
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

Investments in Real Estate-Related Securities
The Company has elected the fair market value option for accounting for real estate-related securities and changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses are recorded as a component of Realized and Unrealized Income from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA, (the “International Affiliated Funds”) under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represent the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statement of Operations.
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
Deferred Financing Costs
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring, and other loan costs incurred by the Company for its financing arrangements. Deferred financing costs related to the credit facility are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized over the term of the credit facility. Unamortized costs are charged to interest expense upon early repayment or significant modification of the credit facility and fully amortized deferred financing costs are removed from the books upon the maturity of the credit facility. Deferred financing costs related to the Company’s mortgage payable are recorded as an offset to the related liability and amortized over the term of the financing instrument. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in Real Estate, Net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
As of March 31, 2020, the Company’s $30.0 million of Investments in Real estate-related securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.
As of March 31, 2020, and subsequent to the sale of the senior portion of the Commercial mortgage loan, the Company’s $12.8 million investment in commercial mortgage loan consisted of a mezzanine loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.
The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 ($ in thousands):

Investment in Commercial Mortgage Loan
Balance as of December 31, 2019	$12,733
Additional Fundings	429
Net Unrealized Loss	(331)
Balance as of March 31, 2020	$12,831
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investment in commercial mortgage loan as of March 31, 2020:

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Market Equivalent Rate
Commercial Mortgage Loan	Industrial	Cash Equivalency Method	Discount Rate	LIBOR(1) + 7.05%
(1)LIBOR as of March 31, 2020 was 0.9%
As of March 31, 2020 and December 31, 2019, the carrying value of the Company's credit facility approximates fair value. As of March 31, 2020 and December 31, 2019, the fair value of the Company's mortgage payable was $47.0 million and the carrying value of the Company's mortgage payable approximated fair value, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:
Rental revenue — consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, retail and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs includes in lease agreements.

Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of March 31, 2020, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of March 31, 2020, restricted cash consists of $2.8 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. federal corporate income tax. The Cayman Islands TRSs are not subject to federal corporate income tax or Cayman Islands taxes. As of March 31, 2020, the Company has three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020, which, among other things, makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA.
Management has evaluated the effects of TCJA, as modified by the CARES Act and concluded that the TCJA will not materially impact its consolidated financial statements. The Company also estimates that the taxes on foreign-sourced earnings imposed under the TCJA are not likely to apply to its foreign investments.

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
As of March 31, 2020, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date on which the Offering was declared effective. These organization and offering costs are recorded as due to affiliates on the Company’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2020 and 2019, the Company incurred $0.2 million and $0.1 million, respectively in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $0.5 million and $0.4 million, respectively, for the three months ended March 31, 2020 and March 31, 2019.
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
Recent Accounting Pronouncements
Pending Adoption:
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. The guidance is effective for annual and interim periods beginning after December 15, 2020. Management is assessing the impact of the guidance and does not expect the guidance to materially impact the Company.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Management is assessing the impact and does not expect the guidance to materially impact the Company.

Recently Adopted:
In August 2018, the (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 and concluded that the adoption did not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The guidance is not applicable to fair-valued receivables or operating lease receivables. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted ASU 2016-13 and concluded that the adoption did not have a material impact to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases and applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Company has elected.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Building and building improvements	$323,486	$323,162
Land and land improvements	61,098	61,098
Furniture, fixtures and equipment	3,548	3,474
Total	388,132	387,734
Accumulated depreciation	(17,592)	(14,646)
Investments in real estate, net	$370,540	$373,088
Depreciation expense was $2.9 million for the three months ended March 31, 2020.

The Company did not have any property acquisitions during the three months ended March 31, 2020. During the year ended December 31, 2019, the Company acquired interests in three real property investments, which were comprised of one office, industrial, and other, which is representative of a medical office property. These property acquisitions were accounted for as asset acquisitions.
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2020 and December 31, 2019, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the components of Realized and Unrealized (Loss) Income from Real Estate-Related Securities during the three months ended March 31, 2020 and March 31, 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Unrealized (losses) gains	$(6,498)	$4,769
Realized losses	(1,459)	(76)
Dividend income	290	293
Total	$(7,667)	$4,986

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
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $27.8 million (€25.0 million) into ECF. As of March 31, 2020, the Company has fully satisfied its commitment.
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
The following table summarizes the components of Income from Equity Investment in Unconsolidated International Affiliated Funds from ECF for the three months ended March 31, 2020 and March 31, 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income	$428	$185
Unrealized gains (losses)	738	(22)
Net income	$1,166	$163
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, the Company increased its commitment by $20.0 million. As of March 31, 2020, the Company has funded

$16.4 million of its total $30.0 million commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the components of Income from Equity Investment in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2020 and March 31, 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income (loss)	$249	$(25)
Unrealized gains (losses)	275	(302)
Net income (loss)	$524	$(327)

Note 6. Investment in Commercial Mortgage Loan
On March 28, 2019, the Company originated a loan to finance the acquisition and renovation of an industrial property in Maspeth, New York for $46.0 million. The company funded the loan on a 60% loan to cost basis amounting to $46.0 million. On June 6, 2019, the Company sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $34.0 million, which is net of disposition fees.
The fair value of the subordinate mortgage was $12.8 million and $12.7 million as of March 31, 2020 and December 31, 2019, respectively. The Company recognized interest income from its investment in commercial mortgage loan of approximately $0.2 million and $0 million for the three months ending March 31, 2020 and March 31, 2019, respectively.
Loan terms for the subordinate mortgage as of March 31, 2020 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,213	$13,162	$12,831
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
For the three months ended March 31, 2020 and March 31, 2019, the Company recognized an unrealized loss on its commercial mortgage loan of $0.3 million and $0 million, respectively.

Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$26,359	$26,408
Above-market lease intangibles	154	154
Other intangibles	11,964	11,677
Total Intangible assets	38,477	38,239
Accumulated amortization:
In-place lease intangibles	(8,354)	(7,623)
Above-market lease intangibles	(25)	(21)
Other intangibles	(2,215)	(1,826)
Total accumulated amortization	(10,594)	(9,470)
Intangible assets, net	$27,883	$28,769
Intangible liabilities:
Below-market lease intangibles	$(9,414)	$(9,414)
Accumulated amortization	705	507
Intangible liabilities, net	$(8,709)	$(8,907)
Amortization expense relating to intangible assets was $1.1 million for the three months ended March 31, 2020. Income from the amortization of intangible liabilities was $0.2 million for the three months ended March 31, 2020.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other Intangibles	Below-market Lease Intangibles
2020 (remaining)	$2,100	$13	$1,152	$(550)
2021	2,596	17	1,395	(724)
2022	2,316	17	1,303	(695)
2023	2,016	17	1,168	(681)
2024	1,893	17	1,093	(677)
Thereafter	7,084	48	3,638	(5,382)
	$18,005	$129	$9,749	$(8,709)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, other intangibles and below-market lease intangibles of the properties acquired were 7, 7, 8 and 14 years, respectively.
Note 8. Credit Facility and Mortgage Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility") . Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day London Interbank Offered Rate (“LIBOR”) rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans under the Credit Agreement will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018 and June 11, 2019, the Company amended the Credit Agreement to increase the Credit facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2020	December 31, 2019
Credit facility	L+applicable margin(1)	October 24, 2021	$210,000	$85,277	$107,777
(1) The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.
As of March 31, 2020, the Company had $85.3 million in borrowings and had outstanding accrued interest of $0.2 million. For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $0.7 million, respectively, in interest expense.
As of March 31, 2020, the Company is in compliance with all loan covenants.
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
The following is a summary of the Mortgage Payable secured by the Company's retail property ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2020		December 31, 2019
Mortgage payable	3.15%	December 1, 2026	$48,000	$48,000	$—	$48,000
Deferred financing costs, net				(480)		(499)
Mortgage payable, net				$47,520		$47,501
As of March 31, 2020, the Company had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three months ended March 31, 2020, the Company incurred $0.4 million in Interest Expense.
The following table presents the future principal payments due under the Credit Facility and Mortgage Payable as of March 31, 2020 ($ in thousands):

	Amount
Year	Credit Facility	Mortgage Payable
2020 (remaining)	$—	$—
2021	85,277	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	48,000
Total	$85,277	$48,000

Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2020	December 31, 2019
Straight-line rent receivable	$3,000	$2,336
Receivables	1,062	736
Deferred financing costs on credit facility, net	671	779
Prepaid expenses	521	329
Other	93	82
Total	$5,347	$4,262
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	March 31, 2020	December 31, 2019
Real estate taxes payable	$2,177	$1,742
Accounts payable and accrued expenses	1,720	1,700
Tenant security deposits	1,053	1,044
Prepaid rental income	909	608
Accrued interest expense	290	334
Other	360	370
Total	$6,509	$5,798

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
For the three months ended March 31, 2020, the Company has accrued advisory fees of approximately $0.2 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2020 and March 31, 2019, the Company has incurred advisory fee expense of $0.7 million and $0.5 million, respectively.
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2020, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding or converted into Class I shares. As of March 31, 2020, the Company has accrued approximately $3.2 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2020	December 31, 2019
Accrued stockholder servicing fees(1)	$3,247	$1,411
Advanced organization and offering	4,648	4,648
Total	$7,895	$6,059
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of March 31, 2020, the Company accrued approximately $3.2 million of stockholder servicing fees payable to the Dealer Manager related to

Class T and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after March 2055 in connection with those Class T and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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

Note 12. Risks and Contingencies
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time the Company reasonably expect tenants will request certain rent relief and lease modifications from this unprecedented event; however, such requests haven’t been significant as of March 31, 2020 for the Company's direct real estate investments. The Company's investment in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company will depend on future developments.
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three months ended March 31, 2020 was $9.5 million.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	March 31, 2020
2020 (remaining)	$15,186
2021	19,716
2022	19,386
2023	18,019
2024	16,932
Thereafter	79,006
Total	$168,245
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
As of March 31, 2020, the Company had authority to issue a total of of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as Series A Preferred Stock (defined below).
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
Common Stock
As of March 31, 2020, the Company has issued and outstanding 2,358,700 shares of Class T common stock, 1,255,756 shares of Class S common stock, 1,115,645 shares of Class D common stock, 3,200,941 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
During the three months ended March 31, 2020, the Company sold the following shares of common stock (in thousands):

	Class T	Class S	Class D	Class I	Class N	Total
December 31, 2019	1,377	70	573	1,966	29,731	33,717
Common Stock Issued	970	1,185	536	1,220	—	3,911
Distribution Reinvestment	12	1	7	9	—	29
Vested Stock	—	—	—	6	—	6
March 31, 2020	2,359	1,256	1,116	3,201	29,731	37,663
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
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred in February 2019. The Company accrued approximately $11,250 of expense for the three months ended March 31, 2020, in connection with restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. The Company accrued $1.9 million for March 2020 in Distribution Payable on the Consolidated Balance Sheets.
For the three months ended March 31, 2020, the Company declared and paid distributions in the amount of $8.7 million.
Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share. The following table details the aggregate distribution declared for each of our share classes for the three months ended March 31, 2020:

	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1737	$0.1737	$0.1737	$0.1737	$0.1737
Advisory fee per share of common stock	(0.0296)	(0.0296)	(0.0298)	(0.0299)	(0.0158)
Stockholder servicing fee per share of common stock	(0.0226)	(0.0225)	(0.0067)	—	—
Net distribution per share of common stock	$0.1215	$0.1216	$0.1372	$0.1438	$0.1579
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
The Company did not repurchase any shares during the three months ended March 31, 2020.

Note 15. Segment Reporting
The Company currently operates in eight reportable segments: industrial properties, multi-family properties, retail properties, office properties, other properties (which consists of a medical office building), real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Industrial	$106,225	$106,417
Multifamily	93,402	$94,039
Retail	87,480	$88,217
Office	75,862	$76,603
Other	39,601	$39,634
International Affiliated Funds	45,047	$37,734
Real Estate-Related Securities	30,047	$35,240
Commercial Mortgage Loan	12,886	$12,733
Other (Corporate)	13,970	$16,880
Total assets	$504,520	$507,497

The following table sets forth the financial results by segment for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		2020 v 2019
	2020	2019	$	%
Rental revenues
Multifamily	$2,357	$1,931	$426	22%
Office	2,342	2,360	(18)	(1)%
Industrial	1,654	1,644	10	1%
Retail	1,979	810	1,169	144%
Other	1,126	—	1,126	100%
Total rental revenues	9,458	6,745	2,713	40%
Rental property operating expenses
Multifamily	695	575	120	21%
Office	1,145	1,085	60	6%
Industrial	319	371	(52)	(14)%
Retail	516	255	261	102%
Other	287	—	287	100%
Total rental property operating expenses	2,962	2,286	676	30%
Depreciation and amortization
Multifamily	(1,194)	(1,117)	(77)	7%
Office	(761)	(1,201)	440	(37)%
Industrial	(845)	(789)	(56)	7%
Retail	(867)	(280)	(587)	210%
Other	(477)	—	(477)	100%
Total depreciation and amortization	(4,144)	(3,387)	(757)	22%
Income from commercial mortgage loan	245	21	224	1,067%
Unrealized loss from commercial mortgage loan	(331)	—	(331)	100%
Realized and unrealized (loss) income from real estate-related securities	(7,667)	4,986	(12,653)	(254)%
Income (loss) from equity investment in unconsolidated international affiliated funds	1,690	(165)	1,855	(1,124)%
General and administrative expenses	(1,034)	(958)	(76)	8%
Advisory fee due to affiliate	(727)	(467)	(260)	56%
Interest income	35	11	24	218%
Interest expense	(1,189)	(752)	(437)	58%
Net (loss) income	(6,626)	3,748	(10,374)	(277)%
Net income attributable to Series A preferred	4	4	—	—%
Net (loss) income attributable to common stockholders	$(6,630)	$3,744	$(10,374)	(277)%

Note 16. Subsequent Events
Distributions
Our board of directors declared distributions amounting to $1.9 million on all outstanding shares of common stock as of the close of business on the record date of March 31, 2020 and the Company paid these distributions on April 28, 2020.

Status of the Offering
On April 1, 2020 the Company sold approximately $2.8 million of common stock (177,115 Class T shares, 41,153 Class S shares, 7,219 Class D shares and 35,580 Class I shares) at a purchase price of $10.64 for Class T, $10.61 for Class S, $10.73 for Class D, and $10.75 for Class I.
On May 1, 2020 the Company sold approximately $5.0 million of common stock (165,178 Class T shares, 134,545 Class S shares, 3,193 Class D shares and 167,611 Class I shares) at a purchase price of $10.53 for Class T, $10.51 for Class S, $10.62 for Class D, and $10.64 for Class I.
On May 1, 2020, the Company repurchased 2,232 of Class S shares at a price of $10.51 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.
While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
•COVID-19 Risks. In response to the novel coronavirus pandemic (commonly known as “COVID-19”), governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Moreover, the market volatility and economic uncertainty surrounding the COVID-19 pandemic may negatively impact our liquid investments, such as those in REIT securities, and our investments in the International Affiliated Funds. These and other consequences of the COVID-19 pandemic are expected to have an adverse effect on the Company’s business and results of operations.
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
Q1 2020 Highlights
Operating results:
•Raised $42.5 million of net proceeds during the three months ended March 31, 2020.
•Declared and paid Q4 2019, January 2020 and February 2020 distributions totaling $8.7 million during the three months ended March 31, 2020.
•Aggregate quarterly and trailing 12 months total net return of -0.20% and 7.44%.
Investments:
•Funded an additional $6.4 million towards the $30.0 million commitment to APCF with a remaining unfunded commitment of $13.6 million.
•Made investments in real estate-related securities with 87 holdings as of March 31, 2020 and a total cost basis of $34.4 million.
Financings:
•Used proceeds from issuance of common stock to pay down the credit facility by $42.5 million.
Investment Objectives
Our investment objectives are to:
•provide regular, stable cash distributions;
•target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•preserve and protect stockholders’ invested capital;
•realize appreciation from proactive investment management and asset management; and
•seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily, retail and other.
We cannot assure you that we will achieve our investment objectives.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of March 31, 2020:
The following charts further describe the diversification of our investments in real properties based on fair value as of March 31, 2020:
(*) Based upon the market value of the properties.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our real properties as of March 31, 2020:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Acquisition Price (in thousands)	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	$54,218	266	units	93%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	47,909	246	units	95%
Total Multifamily	2				102,127	512	units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	16,785	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	51,135	486	sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	25,074	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	19,445	252	sq ft.	100%
Total Industrial	6				112,439	1200	sq ft.	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	85,696	199	sq ft.	98%
Total Retail	1				85,696	199	sq ft.	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	33,808	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	44,422	149	sq ft.	100%
Total Office	2				78,230	240	sq ft.	100%
Other:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	36,526	205	sq ft.	100%
Total Other	1				36,526	205	sq ft.	100%
Total Investment Properties	12				$415,018
The following schedule details the expiring leases at our industrial, retail, office and other properties by annualized base rent and square footage as of March 31, 2020 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (Remaining)	2	944	5%	220	12%
2021	8	747	4%	114	6%
2022	15	2,103	11%	275	15%
2023	6	652	3%	56	3%
2024	9	1,868	10%	170	9%
2025	11	3,052	16%	342	19%
2026	2	819	4%	105	6%
2027	11	2,969	15%	90	5%
2028	5	825	4%	64	3%
Thereafter	12	5,571	28%	406	22%
Total	81	$19,550	100%	1,842	100%
(1)The annualized March 31, 2020 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded real estate investment trusts. As of March 31, 2020, we have 87 holdings and have invested $34.4 million in securities that are valued at $30.0 million on the balance sheet. The losses can be attributed to the adverse market conditions related to the COVID-19 pandemic.
Investments in International Affiliated Funds
Investment in ECF:
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.3 billion and has called $1.2 billion of these commitments. ECF has 12 assets with a gross asset value of $2.0 billion and has a loan to value ration of 34.2%. The ECF portfolio is well diversified and has a balanced country exposure with 31% in UK, 19% in Netherlands, 17% in Finland, 16% in Spain, 12% in Italy and 5% in France resulting in an annualized since inception income return of 4.3%
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $27.8 million (€25.0 million) into ECF. As of March 31, 2020, the Company has fully satisfied its commitment.
For the three months ended March 31, 2020 and March 31, 2019, the Company recorded the following components of net income based on its allocable share from ECF ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income	$428	$185
Unrealized gains (losses)	738	(22)
Net income	$1,166	$163
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $422 million and has called $242 million of these commitments. APCF has 3 assets with a gross asset value of $376 million and has a loan to value ratio of
39%. As APCF ramps up, it currently has 16% exposure in Australia, 72% in Japan and 12% in South Korea resulting in an annualized since inception income return of 3.0%.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, the Company increased its commitment by $20.0 million. As of March 31, 2020, the Company has funded $16.4 million of its total $30.0 million commitment.
For the three months ended March 31, 2020 and March 31, 2019, the Company recorded the following components of net income based on its allocable share from APCF ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income (loss)	$249	$(25)
Unrealized gains (losses)	275	(302)
Net income (loss)	$524	$(327)

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
The fair value of the subordinate mortgage was $12.8 million as of March 31, 2020, resulting in unrealized losses of $0.3 million for the three months ended March 31, 2020. In addition, the Company recognized interest income from its investment in commercial mortgage loan of $0.2 million for the three month ended March 31, 2020. The unrealized loss can be attributable to widening credit spreads during the quarter in response to the market instability introduced by the COVID-19 pandemic.
Loan terms for the mezzanine loan as of March 31, 2020 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,213	$13,162	$12,831

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
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time we reasonably expect tenants will request certain rent relief and lease modifications from this unprecedented event; however, such requests haven’t been significant as of March 31, 2020 for our direct real estate. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company will depend on future developments.
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
Operating Expenses
Our operating expenses include general and administrative expenses, including legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases associated with our industrial, retail, office and other properties, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

Our Qualification as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Internal Revenue Code (the “Code”), we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that no five or fewer individuals own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.
Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act )the "CARES Act"), was enacted on March 27, 2020, which, among other things, makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA. Management has evaluated the effects of TCJA, as modified by the CARES Act and concluded that the TCJA will not materially impact its consolidated financial statements. The Company also estimates that the taxes on foreign-sourced earnings imposed under the TCJA are not likely to apply to its foreign investments. Federal legislation intended to ameliorate the economic impact of the
COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was enacted on March 27,
2020, which makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA.
Management has evaluated the effects of the TCJA, as modified by the CARES Act, and concluded that the TCJA will not materially impact its consolidated financial statements. We also estimate that the taxes on foreign-sourced earnings imposed under the TCJA are not likely to apply to its foreign investments.
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

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019	2020 vs 2019
Revenues
Rental revenue	$9,458	$6,745	$2,713
Income from commercial mortgage loan	245	21	224
Total revenues	9,703	6,766	2,937
Expenses
Rental property operating	2,962	2,286	676
General and administrative	1,034	958	76
Advisory fee due to affiliate	727	467	260
Depreciation and amortization	4,144	3,387	757
Total Expenses	8,867	7,098	1,769
Other income (expense)
Realized and unrealized (loss) income from real estate-related securities	(7,667)	4,986	(12,653)
Income (loss) from equity investment in unconsolidated international affiliated funds	1,690	(165)	1,881
Unrealized loss on commercial mortgage loan	(331)	—	(331)
Interest income	35	11	(2)
Interest expense	(1,189)	(752)	(437)
Net (loss) income	(6,626)	3,748	10,374
Net income attributable to Series A preferred stock	4	4	—
Net (loss) income attributable to common stockholders	$(6,630)	$(3,740)	$10,374
Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the three months ended March 31, 2020 are not comparable. However, certain properties in our portfolio were owned for both the full three months ended March 31, 2020 and March 31, 2019 and are further discussed below.
Income from Commercial Mortgage Loan
During the three months ended March 31, 2020, we earned a full quarter of interest income and origination fees from our commercial mortgage loan compared to partial quarter income activity for the three months ending March 31, 2019, as the commercial mortgage loan was originated in March 2019.
General and Administrative Expenses
During the three months ended March 31, 2020, general and administrative expenses increased primarily due to professional fees incurred as a result of the growth of our portfolio as compared to the three months ending March 31, 2019.
Advisory Fee Due to Affiliate
During the three months ended March 31, 2020, the advisory fee due increased by $0.3 million compared to the three months ending March 31, 2019 due to the growth of our NAV.

Realized and unrealized loss from Real Estate-Related Securities
During the three months ended March 31, 2020, realized and unrealized losses from real estate-related securities increased $12.7 million compared to the three months ending March 31, 2019 due primarily to the adverse market conditions related to the COVID-19 pandemic.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the three months ended March 31, 2020, income from International Affiliated Funds increased $1.9 million compared to the three months ended March 31, 2019 primarily due to unrealized gains on current quarter property valuations along with an increase in ownership for both ECF and APCF due to additional fundings.
Interest Expense
During the three months ended March 31, 2020, interest expense increased $0.4 million compared to the year ended three months ending March 31, 2019. The increase was primarily due to the growth in our portfolio of real estate and related indebtedness along with a mortgage payable on our retail property.
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
For the three months ended March 31, 2020 and March 31, 2019, our same property portfolio consisted of three industrial, two multifamily, one office and one retail property.
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

The following table reconciles GAAP net (loss) income attributable to our stockholders to same property NOI for the three months ended March 31, 2020 and March 31, 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to common stockholders	$(6,630)	$3,744
Adjustments to reconcile to same property NOI
General and administrative	1,034	958
Advisory fee due to affiliate	727	467
Depreciation and amortization	4,144	3,387
Income (loss) from real estate-related securities	7,667	(4,986)
Income from commercial mortgage loan	(245)	(21)
(Income) loss from equity investment in unconsolidated international affiliated funds	(1,690)	165
Interest income	(35)	(11)
Interest expense	1,189	752
Series A preferred stock	4	4
NOI	6,165	4,459
Non-same property NOI	1,692	—
Same property NOI	$4,473	$4,459
The following table details the components of same property NOI for the three months ended March 31, 2020 and March 31, 2019 ($ in thousands):

	March 31		2020 vs 2019
	2020	2019	$	%
Rental revenue	$6,719	$6,741	$(22)	1%
Total revenues	6,719	6,741	(22)	1%
Rental property operating	2,246	2,282	(36)	(1)%
Total expenses	2,246	2,282	(36)	(1)%
Same property NOI	$4,473	$4,459	$14	—%

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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for three months ended March 31, 2020. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of March 31, 2020, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
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
As of March 31, 2020, we had $85.3 in borrowings and had outstanding accrued interest of $0.2 million. For the three months ended March 31, 2020, we incurred $0.7 million in interest expense.
As of March 31, 2020, the Company is in compliance with all loan covenants.
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
As of March 31, 2020, we had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three months ended March 31, 2020, we incurred $0.4 million in interest expense.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$4,022	$2,581
Cash flows used in investing activities	(10,446)	(45,295)
Cash flows provided by financing activities	3,578	46,062
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,846)	$3,348
Cash flows provided by operating activities increased $1.4 million during the three months ended March 31, 2020 compared to the corresponding period in the 2019 due to increased cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity.
Cash flows used in investing activities decreased by $34.8 million during the three months ended March 31, 2020 compared to the corresponding period in the 2019 primarily due to a $44.7 million reduction in fundings related to our commercial mortgage loan offset by an additional funding of $6.4 million towards the $30.0 million commitment to APCF along with an increase in net purchase and sale activity on our real estate-related securities portfolio of $2.7 million.
Cash flows provided by financing activities decreased by $42.5 million during the three months ended March 31, 2020 compared to the corresponding period in the 2019 primarily due to a net increase in repayments on the credit facility of $67.5 million and a $6.2 million increase in distributions offset by an increase in net proceeds from the issuance of common stock of $31.5 million.
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

The following table presents a reconciliation of net (loss) income to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(6,626)	$3,748
Adjustments:
Real estate depreciation and amortization	4,270	3,387
Funds from Operations	(2,356)	7,135
Adjustments:	—	—
Straight-line rental income	(665)	(410)
Amortization of above and below market lease intangibles	(180)	(87)
Unrealized loss (gain) from changes in fair value of real estate related securities	6,498	(4,769)
Unrealized loss on commercial mortgage loan	331	—
Amortization of restricted stock awards	11	11
Unrealized (income) loss from investment in international affiliated funds	(1,408)	324
Unamortized origination fee related to commercial mortgage loan	—	430
Adjusted Funds from Operations attributable to stockholders	$2,231	$2,634
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
We initially established monthly record dates for quarterly distributions to stockholders of record as of the last day of each applicable month typically payable within 25 days following month end. On January 17, 2020, our board of directors amended our distribution policy to reflect that we intend to pay distributions monthly rather than quarterly going forward, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. We accrued $1.9 million for March 2020 in Distribution Payable on the Consolidated Balance Sheets.
For the three months ended March 31, 2020, we declared and paid distributions in the amount of $8.7 million, which consists of a 4th quarter distribution of $5.1 million and two monthly distributions totaling $3.6 million, resulting from the amendment of our distribution policy to reflect our intention to pay monthly rather than quarter distributions.

The following table summarizes our distributions declared and paid during the three months ended March 31, 2020 and March 31, 2019 ($ in thousands):

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$8,419	96.61%	$2,474	99.60%
Reinvested in shares	295	3.39%	10	0.40%
Total distributions	$8,714	100.00%	$2,484	100.00%
Sources of distributions
Cash flows from operating activities	$4,022	47.77%	$2,474	100.00%
Debt proceeds	4,397	52.23%	—	0.00%
Total sources of distributions	$8,419	100.00%	$2,474	100.00%
Cash flows from operating activities	$4,022		$2,581
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2020 ($ and shares in thousands, except per share data):

Components of NAV	March 31, 2020
Investments in real property	$445,032
Investments in international affiliated funds	45,047
Investments in real estate-related securities	30,047
Investments in commercial mortgage loan	12,831
Cash and cash equivalents	10,044
Restricted cash	2,781
Other assets	2,829
Debt obligations	(132,277)
Other liabilities	(8,433)
Subscriptions received in advance	(2,781)
Stockholder servicing fees payable the following month(1)	(30)
Net Asset Value	$405,090
Net Assets Value attributable to Series A preferred stock	$129
Net Asset Value attributable to common stockholders	$404,961
Number of outstanding shares of common stock	37,662
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2020, we have accrued under GAAP approximately $3.2 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2020 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$24,833	$13,202	$11,849	$34,067	$321,010	$404,961
Number of outstanding shares	2,358	1,256	1,116	3,201	29,731	37,662
NAV per shares as of March 31, 2020	$10.53	$10.51	$10.62	$10.64	$10.80

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2020 valuations, based on property types. Once we own more than one retail and other property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.81%	6.01%
Multifamily	6.88	5.40
Office	7.17	6.42
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+3.0%	+1.8%	+2.1%
(weighted average)	0.25% increase	(1.0)%	(2.0)%	(1.5)%
Exit Capitalization Rate	0.25% decrease	+3.8%	+2.9%	+2.7%
(weighted average)	0.25% increase	(1.5)%	(2.9)%	2.0%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2020
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$343,905
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	3,247
Unrealized real estate appreciation(3)	27,718
Unrealized mortgage payable appreciation(4)	1,000
Accumulated depreciation and amortization(5)	27,572
Straight-line rent receivable	(3,000)
Net Asset Value	$405,090
(1)The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing on the earlier of the date the NAV reaches $1.0 billion or January 31, 2023.
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
(3) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any changes in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.
(4) Our mortgage payable is presented under historical cost in our GAAP consolidated financial statements. As such, any changes in the fair market value of our mortgage payable is not included in our GAAP results. For purposes of determining our NAV, our mortgage payable is recorded at fair value.
(5) In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities . Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we retire the cost of our asset when a tenant vacates and remove the associated accumulated depreciation and amortization from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Limitations and Risks
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:
(1)a stockholder would be able to realize this NAV per share upon attempting to resell his or her shares;
(2)we would be able to achieve, for our stockholders, the NAV per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with an-other company; or
(3)the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$133,277	$—	$85,277	$—	$48,000
APCF unfunded commitment	13,623	13,623	—	—	—
Organization and offering costs	4,648	—	—	1,472	3,176
Interest expense(1)	13,703	2,871	6,422	3,024	1,386
Total	$165,251	$16,494	$91,699	$4,496	$52,562
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of March 31, 2020.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of March 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage of mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2020, the outstanding principal balance of our variable rate indebtedness was $85.3 million and consisted of our Credit Facility, which is indexed to one month U.S. Dollar-denominated LIBOR.
Our credit facility is variable rate and indexed to one-month U.S. denominated LIBOR. For the three months ended March 31, 2020, a 10% increase one-month U.S denominated LIBOR would have resulted in increased interest expense of $0.1 million. The fair market values of the credit facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our credit facility a 100 basis point increase in LIBOR will reduce our net income by $0.9 million and a similar basis point decrease will increase our net income by $0.9 million.

COVID-19 Developments
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
As of March 31, 2020, we received gross proceeds of $385.1 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	2,358,700	1,255,756	1,115,645	3,201,009	29,730,608	37,661,718
Gross offering proceeds	$300,499	$12,072	$34,081	$25,012	$13,390	$385,054
Selling commissions and other dealer manager fees	(499)	(164)	—	—	—	$(663)
Accrued stockholder servicing fees	(1,488)	(797)	(1,062)	—	—	$(3,347)
Net offering proceeds	$298,512	$11,111	$33,019	$25,012	$13,390	$381,044

We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $411 million of real estate, investments in international affiliated funds of $45 million, a commercial mortgage loan of $13 million and $34 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $85 million of financing from the credit facility and $48 million from mortgage payable. In addition, we may from time to time use proceeds from the Offering to pay down our credit facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
We did not repurchase any shares during the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference).

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
Date: May 14, 2020