Form 10-Q
period 2020-06-30
Nuveen Global Cities REIT, Inc.
filed 2020-08-12
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2020, there were 1,527,448 outstanding shares of Class T common stock, 525,202 outstanding shares of Class S common stock, 619,852 outstanding shares of Class D common stock, 2,251,993 outstanding shares of Class I common stock, 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investments in real estate, net	$367,730	$373,088
Investments in international affiliated funds	44,340	37,734
Investments in real estate-related securities, at fair value	34,514	35,240
Investment in commercial mortgage loan, at fair value	13,337	12,733
Intangible assets, net	26,894	28,769
Cash and cash equivalents	12,012	5,584
Restricted cash	6,944	10,087
Other assets	5,925	4,262
Total assets	$511,696	$507,497
Liabilities and Equity
Credit facility	$80,277	$107,777
Mortgage payable, net	47,538	47,502
Intangible liabilities, net	8,525	8,907
Due to affiliates	8,290	6,059
Subscriptions received in advance	6,944	10,087
Accounts payable, accrued expenses, and other liabilities	6,151	5,798
Distributions payable	1,897	5,102
Total liabilities	159,622	191,232
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 2,769,674 and 1,377,526 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	28	14
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 1,606,243 and 70,151 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	16	1
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 1,129,282 and 572,675 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	10	5
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 3,499,112 and 1,965,962 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	35	20
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at June 30, 2020 and December 31, 2019	297	297
Additional paid-in capital	387,137	336,147
Accumulated deficit and cumulative distributions	(35,266)	(19,974)
Accumulated other comprehensive loss	(308)	(370)
Total equity	352,074	316,265
Total liabilities and equity	$511,696	$507,497
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$9,562	$7,636	$19,020	$14,381
Income from commercial mortgage loan	246	839	491	860
Total revenues	9,808	8,475	19,511	15,241
Expenses
Rental property operating	2,703	2,341	5,665	4,627
General and administrative	918	1,073	1,952	2,031
Advisory fee due to affiliate	800	496	1,527	963
Depreciation and amortization	4,086	3,800	8,230	7,187
Total expenses	8,507	7,710	17,374	14,808
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	3,429	119	(4,238)	5,105
(Loss) income from equity investments in unconsolidated international affiliated funds	(1,617)	147	73	(51)
Unrealized gain on commercial mortgage loan	331	—	—	—
Interest income	35	60	70	104
Interest expense	(905)	(1,338)	(2,094)	(2,090)
Total other income (expense)	1,273	(1,012)	(6,189)	3,068
Net income (loss)	$2,574	$(247)	$(4,052)	$3,501
Net income attributable to Series A preferred stock	3	3	7	7
Net income (loss) attributable to common stockholders	$2,571	$(250)	$(4,059)	$3,494
Net income (loss) per share of common stock - basic and diluted	$0.07	$(0.01)	$(0.11)	$0.12
Weighted-average shares of common stock outstanding, basic and diluted	38,373,316	30,421,776	37,217,680	30,209,077
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,574	$(247)	$(4,052)	$3,501
Other comprehensive income (loss):
Foreign currency translation adjustment	534	250	62	(142)
Comprehensive income (loss)	3,108	3	(3,990)	3,359
Comprehensive income attributable to Series A preferred stock	3	3	7	7
Comprehensive income (loss) attributable to common stockholders	$3,105	$—	$(3,997)	$3,352
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Three Months Ended June 30, 2020
	Series A Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at March 31, 2020	$129	$24		$13		$10		$32		$297	$376,382	$(32,140)	$(842)	$343,905
Issuance of 1,073,202 shares of common stock (net of $180 of offering costs)	—	4		3		—	(a)	4		—	10,890	—	—	10,901
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	492	—	—	492
Common stock repurchased	—	—		—		—		(1)		—	(650)	—	—	(651)
Amortization of restricted stock grants	—	—		—		—		—		—	23	—	—	23
Net income	3	—		—		—		—		—	—	2,571	—	2,574
Distributions declared on common stock	—	—		—		—		—		—	—	(5,697)	—	(5,697)
Distribution to Series A preferred stock	(7)	—		—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	534	534
Balance at June 30, 2020	$125	$28		$16		$10		$35		$297	$387,137	$(35,266)	$(308)	$352,074

(a)Amount is not presented due to rounding; see Note 14.

Three Months Ended June 30, 2019
		Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Series A Preferred Stock	Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at March 31, 2019	$129	$—		$—		$2		$297	$299,215	$(8,806)	$(350)	$290,487
Issuance of 570,250 shares of common stock (net of $332 of offering costs)	—	2		1		4		—	5,470	—	—	5,477
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	12	—	—	12
Amortization of restricted stock grants	—	—		—		—		—	23	—	—	23
Net income (loss)	3	—		—		—		—	—	(250)	—	(247)
Distribution declared on common stock	—	—		—		—		—	—	(3,838)	—	(3,838)
Distribution to Series A preferred stock	(7)	—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	250	250
Balance at June 30, 2019	$125	$2		$1		$6		$297	$304,720	$(12,894)	$(100)	$292,157

(a)Amount is not presented due to rounding; see Note 14.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Six Months Ended June 30, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Series A Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2019	125	14		1		5		20		297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 5,017,997 shares of common stock (net of $341 of offering costs)	—	14		15		5		16		—	50,819	—	—	50,869
Distribution reinvestments	—	—	(a)	—	(a)	—	(a)	—	(a)	—	787	—	—	787
Amortization of restricted stock grants	—	—		—		—		—		—	34	—	—	34
Common stock repurchased	—	—		—		—		(1)		—	(650)	—	—	(651)
Net income (loss)	7	—		—		—		—		—	—	(4,059)	—	(4,052)
Distributions on common stock	—	—		—		—		—		—	—	(11,233)	—	(11,233)
Distribution to Series A preferred stock	(7)	—		—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	62	62
Balance at June 30, 2020	$125	$28		$16		$10		$35		$297	$387,137	$(35,266)	$(308)	$352,074
(a)Amount is not presented due to rounding; see Note 14.

Six Months Ended June 30, 2019
	Series A Preferred Stock	Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2018	$—	$—		$—		$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 663,990 shares of common stock (net of $401 of offering costs)	—	2		1		4		—	6,245	—	—	6,252
Distribution reinvestments	—	—	(a)	—	(a)	—	(a)	—	22	—	—	22
Amortization of restricted stock grants	—	—		—		—		—	34	—	—	34
Net income	7	—		—		—		—	—	3,494	—	3,501
Distributions on common stock	—	—		—		—		—	—	(6,504)	—	(6,504)
Issuance of 125 shares of Series A preferred stock	125	—		—		—		—	—	—	—	125
Distribution to Series A preferred stock	(7)	—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	(142)	(142)
Balance at June 30, 2019	$125	$2		$1		$6		$297	$304,720	$(12,894)	$(100)	$292,157
(a)Amount is not presented due to rounding; see Note 14.
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,052)	$3,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,230	7,187
Unrealized loss (gain) on changes in fair value of real estate-related securities	1,725	(2,812)
Realized loss (gain) on sale of real estate-related securities	3,089	(1,751)
(Income) loss from equity investment in unconsolidated international affiliated funds	(73)	51
Income distribution from equity investment in unconsolidated international affiliated funds	485	14
Straight line rent adjustment	(1,170)	(669)
Amortization of below-market lease intangibles	(369)	(273)
Amortization of above-market lease intangibles	9	—
Amortization of loan closing costs	253	174
Amortization of restricted stock grants	34	34
Change in assets and liabilities:
Increase in other assets	(703)	(964)
Increase in due to affiliates	—	259
Increase in accounts payable, accrued expenses, and other liabilities	463	94
Net cash provided by operating activities	7,921	4,845
Cash flows from investing activities:
Acquisitions of real estate	—	(44,095)
Origination and fundings of commercial mortgage loan	(604)	(45,668)
Proceeds from sale of commercial mortgage loan	—	34,264
Funding for investment in international affiliated funds	(6,957)	—
Capital improvements to real estate	(1,124)	(274)
Purchase of real estate-related securities	(15,359)	(19,613)
Proceeds from sale of real estate-related securities	11,271	19,516
Net cash used in investing activities	(12,773)	(55,870)
Cash flows from financing activities:
Proceeds from issuance of common stock	54,208	6,930
Repurchase of common stock	(651)	—
Offering costs paid	(332)	(332)
Borrowings from credit facility	20,000	78,277
Repayments on credit facility	(47,500)	(28,000)
Payment of deferred financing costs	—	(277)
Proceeds from issuance of Series A preferred stock	—	125
Distributions to Series A preferred stock	(7)	(7)
Subscriptions received in advance	(3,143)	3,822
Distributions to common stockholders	(14,438)	(5,150)
Net cash provided by financing activities	8,137	55,388

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
Net increase in cash and cash equivalents and restricted cash during the period	3,285	4,363
Cash and cash equivalents and restricted cash, beginning of period	15,671	5,699
Cash and cash equivalents and restricted cash, end of period	$18,956	$10,062

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$12,012	$6,240
Restricted cash	6,944	3,822
Total cash and cash equivalents and restricted cash	$18,956	$10,062
Supplemental disclosures:
Interest paid	$2,216	$1,898
Series A preferred stock costs	$—	$15
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$—	$327
Accrued capital expenditures	$(105)	$189
Write-off of fully amortized assets	$161	$—
Non-cash financing activities:
Accrued distributions	$3,205	$3,838
Accrued stockholder servicing fees	$2,231	$213
Distribution reinvestments	$787	$22
Accrued offering costs	$8	$—
Accrued offering costs due to affiliate	$—	$3,888
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to consolidated financial statements (Unaudited)
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company's portfolio will include real properties located in Canada, Europe and the Asia-Pacific region.
Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate ("NRE").
Pursuant to a Registration Statement on Form S-11 (file No. 333-222231, the “Registration Statement”), the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Registration Statement was declared effective on January 31, 2018. The Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Impact of COVID-19 – Impairment Analysis
If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate will not occur during the remaining quarters in 2020 or future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any impairment charges are warranted.
As of June 30, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of June 30, 2020, the undiscounted cash flows of our real estate investments exceeded carrying value. Due to the rapidly evolving environment, we will continue to evaluate the feasibility of our cash flow assumptions, which may result in impairments to certain of our investments in future periods.
Investments in Real Estate-Related Securities
The Company has elected the fair market value option for accounting for real estate-related securities and changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with realized and unrealized gains and losses are recorded as a component of Realized and Unrealized Income from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA, (the “International Affiliated Funds”) under the equity method of accounting as it has significant influence over these investments. The equity method income (loss) from the investments in the International Affiliated Funds represent the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statement of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds is accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company's Consolidated Balance Sheets.
Investment in Commercial Mortgage Loan at Fair Value
The Company originated its first commercial mortgage loan in March 2019 and elected the fair value option. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loan is stated at fair value and was initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loan is valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower. Changes in fair value are recorded in the current period earnings and are a component of Unrealized Gain (Loss) on commercial mortgage loan on the Company’s Consolidated Statements of Operations.
Income earned from commercial mortgage loan represents interest income and origination fee income, which is reported as Income from Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
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
As of June 30, 2020, the Company’s $34.5 million of Investments in Real Estate-Related Securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.
As of June 30, 2020, the Company’s $13.3 million Investment in Commercial Mortgage Loan consisted of a mezzanine loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.
The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020 ($ in thousands):

Investment in Commercial Mortgage Loan
Balance as of December 31, 2019	$12,733
Additional Fundings	604
Balance as of June 30, 2020	$13,337
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investment in commercial mortgage loan as of June 30, 2020:

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Market Equivalent Rate
Commercial Mortgage Loan	Industrial	Cash Equivalency Method	Discount Rate	LIBOR(1) + 6.35%
(1)LIBOR as of June 30, 2020 was 0.2%.
As of June 30, 2020 and December 31, 2019, the carrying value of the Company's Credit Facility approximated fair value. As of June 30, 2020 and December 31, 2019, the fair value of the Company's mortgage payable was $47.0 million and $48.0 million, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-

value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:
Rental revenue — consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, retail and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue which consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of June 30, 2020, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of June 30, 2020, restricted cash consists of $6.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. federal corporate income tax. The

Cayman Islands TRSs are not subject to federal corporate income tax or Cayman Islands taxes. As of June 30, 2020, the Company has three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
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
As of June 30, 2020, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date on which the Offering was declared effective. These organization and offering costs are recorded as due to affiliates on the Company’s Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended June 30, 2020 and 2019, the Company charged $0.2 million and $0.3 million, respectively, in offering costs to equity. For the six months ended June 30, 2020 and 2019, the Company charged $0.3 million and $0.4 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income and loss, which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income of approximately $0.5 million and $0.3 million, for the three months ended June 30, 2020 and 2019, respectively. Foreign currency translation adjustments resulted in other comprehensive income (loss) of approximately $0.1 million and $(0.1) million, for the six months ended June 30, 2020 and 2019, respectively.
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
The Company has elected the transition package of practical expedients permitted within the new standard. These practical expedients permit the Company to carryforward the historical lease classification and not to reassess initial direct costs for any existing leases. In addition, the Company has elected the practical expedient that allows lessors to avoid separating lease and non-lease components within a contract if certain criteria are met. The lessor’s practical expedient election is limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. This practical expedient allows the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above. The Company concluded that the adoption of ASU 2016-02 did not have a material impact on its consolidated financial statements.
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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 (“Topic 842”) addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply such relief to avoid performing a lease by lease analysis for the lease concessions that (i) were granted as relief due to the COVID-19 pandemic and (ii) result in the cash flows remaining to be substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the six months ended June30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible concessions.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Building and building improvements	$323,547	$323,162
Land and land improvements	61,098	61,098
Furniture, fixtures and equipment	3,617	3,474
Total	388,262	387,734
Accumulated depreciation	(20,532)	(14,646)
Investments in real estate, net	$367,730	$373,088
For the three and six months ended June 30, 2020 depreciation expense was $3.0 million and $5.9 million, respectively.
The Company did not have any property acquisitions during the three and six months ended June 30, 2020. During the year ended December 31, 2019, the Company acquired interests in three real property investments, which were comprised of one office, one industrial, and one other, which is representative of a medical office property. These property acquisitions were accounted for as asset acquisitions.
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2020 and December 31, 2019, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses)	$4,773	$(1,957)	$(1,725)	$2,812
Realized (losses) gains	(1,630)	1,827	(3,089)	1,751
Dividend income	286	249	576	542
Total	$3,429	$119	$(4,238)	$5,105

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
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $28.1 million (€25.0 million) into ECF. As of June 30, 2020, the Company has fully satisfied its commitment.
As described in Note 2, the Company records its investment in ECF using the equity method on its Consolidated Balance Sheets. While ECF has strategies to manage the foreign exchange risk associated with its investment made in Euros, there can be no assurance that these strategies will be successful or that foreign exchange fluctuations will not negatively impact the Company’s financial performance and results of operations in a material manner.
The following table summarizes the components of (Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized income (1)	$171	$16	$432	$16
Unrealized (losses) gains	(1,571)	19	(668)	170
Net (loss) income	$(1,400)	$35	$(236)	$186
(1) Represents cash distributions received
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, the Company increased its commitment by $20.0 million, raising the total commitment to $30.0 million. As of June 30, 2020, the Company has funded $17.0 million of its total $30.0 million commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the components of (Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized income (1)	$32	$49	$53	$49
Unrealized (losses) gains	(249)	63	255	(286)
Net (loss) income	$(217)	$112	$308	$(237)
(1) Represents cash distributions received
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
The fair value of the subordinate mortgage was $13.3 million and $12.7 million as of June 30, 2020 and December 31, 2019, respectively, which equaled its par value. The Company recognized interest income from its investment in commercial mortgage loan of $0.2 million and $0.5 million, respectively, for the three and six months ending June 30, 2020.
Loan terms for the subordinate mortgage as of June 30, 2020 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,038	$13,337	$13,337
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
For the three months ended June 30, 2020 and 2019, the Company recognized unrealized gains on its commercial mortgage loan of $0.3 million and $0.0 million, respectively. For the six months ended June 30, 2020 and 2019, the Company did not incur any unrealized gains or losses on its commercial mortgage loan.
Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$26,316	$26,408
Above-market lease intangibles	154	154
Leasing commissions	11,275	10,853
Other intangibles	824	824
Total Intangible assets	38,569	38,239
Accumulated amortization:
In-place lease intangibles	(9,044)	(7,623)
Above-market lease intangibles	(29)	(21)
Leasing commissions	(2,408)	(1,696)
Other intangibles	(194)	(130)
Total accumulated amortization	(11,675)	(9,470)
Intangible assets, net	$26,894	$28,769
Intangible liabilities:
Below-market lease intangibles	$(9,414)	$(9,414)
Accumulated amortization	889	507
Intangible liabilities, net	$(8,525)	$(8,907)
Amortization expense relating to intangible assets was $0.4 million and $2.3 million, respectively, for the three and six months ended June 30, 2020. Income from the amortization of intangible liabilities was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2020.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-market Lease Intangibles
2020 (remaining)	$1,366	$8	$690	$67	$(366)
2021	2,596	17	1,293	128	(724)
2022	2,316	17	1,218	111	(695)
2023	2,016	17	1,095	99	(681)
2024	1,893	17	1,028	91	(677)
2025	1,697	17	870	66	(639)
Thereafter	5,388	32	2,673	68	(4,743)
	$17,272	$125	$8,867	$630	$(8,525)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 7, 7, 8, 6 and 13 years, respectively.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2020	December 31, 2019
Credit facility	L+applicable margin(1)	October 24, 2021	$210,000	$80,277	$107,777
(1) The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.
As of June 30, 2020, the Company had $80.3 million in borrowings and had outstanding accrued interest of $0.1 million. For the three and six months ended June 30, 2020, the Company incurred $0.4 million and $1.1 million, respectively, in Interest Expense.
As of June 30, 2020, the Company is in compliance with all loan covenants.

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
The following is a summary of the Mortgage Payable secured by the Company's retail property ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2020		December 31, 2019
Mortgage payable	3.15%	December 1, 2026	$48,000	$48,000	$—	$48,000
Deferred financing costs, net				(462)		(498)
Mortgage payable, net				$47,538		$47,502
As of June 30, 2020, the Company had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three and six months ended June 30, 2020, the Company incurred $0.4 million and $0.8 million, respectively, in Interest Expense.
The following table presents the future principal payments due under the Credit Facility and Mortgage Payable as of June 30, 2020 ($ in thousands):

	Amount
Year	Credit Facility	Mortgage Payable
2020 (remaining)	$—	$—
2021	80,277	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	48,000
Total	$80,277	$48,000

Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2020	December 31, 2019
Straight-line rent receivable	$3,506	$2,336
Receivables	1,252	736
Deferred financing costs on credit facility, net	562	779
Prepaid expenses	511	329
Other	94	82
Total	$5,925	$4,262

The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	June 30, 2020	December 31, 2019
Real estate taxes payable	$2,265	$1,742
Accounts payable and accrued expenses	1,598	1,700
Tenant security deposits	1,059	1,044
Prepaid rental income	940	608
Accrued interest expense	212	334
Other	77	370
Total	$6,151	$5,798

Note 14. Equity
Authorized Capital
On January 24, 2018, the Company filed Articles of Amendment and Restatement (the “charter”) with the State Department of Assessments and Taxation of Maryland pursuant to which the Company’s undesignated common stock became Class N shares of common stock and the Class T, Class S, Class D and Class I shares offered in the Offering were authorized.
As of June 30, 2020, the Company had authority to issue a total of of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as Series A Preferred Stock (defined below).
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
Common Stock
As of June 30, 2020, the Company has issued and outstanding 2,769,674 shares of Class T common stock, 1,606,243 shares of Class S common stock, 1,129,282 shares of Class D common stock, 3,499,112 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
During the six months ended June 30, 2020, the Company sold the following shares of common stock (in thousands):

	Class T	Class S	Class D	Class I	Class N	Total
December 31, 2019	1,377	70	573	1,966	29,731	33,717
Common Stock Issued	1,370	1,531	541	1,561	—	5,003
Distribution Reinvestment	28	7	15	24	—	74
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(5)	(2)	—	(58)	—	(65)
June 30, 2020	2,770	1,606	1,129	3,499	29,731	38,735

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
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred in February 2019. The Company recognized $16,875 and $33,750, respectively, of expense for the three and six months ended June 30, 2020, in connection with restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. As of June 30, 2020, the Company has accrued $1.9 million in Distributions Payable on the Consolidated Balance Sheets for the June distributions.
For the three and six months ended June 30, 2020, the Company declared and paid distributions in the amount of $5.7 million and $14.4 million, respectively, which covers a quarterly distribution for Q4 2019 and monthly distributions for the current year.
Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share. The following table details the aggregate distribution declared for each of our share classes for the six months ended June 30, 2020:

	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3432	$0.3432	$0.3432	$0.3432	$0.3432
Advisory fee per share of common stock	(0.0582)	(0.0581)	(0.0587)	(0.0590)	(0.0311)
Stockholder servicing fee per share of common stock	(0.0445)	(0.0444)	(0.0132)	—	—
Net distribution per share of common stock	$0.2405	$0.2407	$0.2713	$0.2842	$0.3121

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
During the six months ended June 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share
April 2020	2,350	0.0006%	$10.51
May 2020	63,458	0.1655%	10.41
	65,808	N/M	$10.41
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
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
As of June 30, 2020, the Company has accrued advisory fees of approximately $0.2 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2020, the Company has incurred advisory fee expense of $0.6 million and $1.4 million, respectively.
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2020, the Company has not retained an affiliate of the Advisor for any such services.

In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding or converted into Class I shares. As of June 30, 2020, the Company has accrued approximately $3.6 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2020	December 31, 2019
Accrued stockholder servicing fees(1)	$3,642	$1,411
Advanced organization and offering	4,648	4,648
Total	$8,290	$6,059
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of June 30, 2020, the Company accrued approximately $3.6 million of stockholder servicing fees payable to the Dealer Manager related to

Class T and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after June 2055 in connection with those Class T and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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

Note 12. Risks and Contingencies
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of June 30, 2020 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. As of June 30, 2020, the Company has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Concentrations of risk may arise when a number of properties are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. Additionally, concentrations of risk may arise if any one tenant comprises a significant amount of the Company's rent, or if tenants are concentrated in a particular industry.
As of June 30, 2020, the Company had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. Moreover, the Company's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Company's investment in the International Affiliated Funds have been similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company will depend on future developments.
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and six months ended June 30, 2020 was $9.6 million and $19.0 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	June 30, 2020
2020 (remaining)	$10,390
2021	20,853
2022	20,556
2023	19,223
2024	18,171
2025	16,096
Thereafter	64,132
Total	$169,421
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Note 15. Segment Reporting
The Company currently operates in eight reportable segments: industrial properties, multifamily properties, retail properties, office properties, other properties (which consists of a medical office building), real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Industrial	$104,796	$106,417
Multifamily	92,868	$94,039
Retail	87,140	$88,217
Office	75,205	$76,603
Other	39,500	$39,634
International Affiliated Funds	44,340	$37,734
Real Estate-Related Securities	34,514	$35,240
Commercial Mortgage Loan	13,391	$12,733
Other (Corporate)	19,942	$16,880
Total assets	$511,696	$507,497

The following table sets forth the financial results by segment for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		2020 v 2019		Six Months Ended June 30,		2020 v 2019
	2020	2019	$	%	2020	2019	$	%
Rental revenues
Industrial	$2,512	$1,981	$531	27%	$4,869	$3,912	$957	24%
Multifamily	2,322	2,183	139	6%	4,664	4,543	121	3%
Retail	1,617	1,978	(361)	(18)%	3,271	3,622	(351)	(10)%
Office	1,965	1,494	471	32%	3,944	2,304	1,640	71%
Other	1,146	—	1,146	100%	2,272	—	2,272	100%
Total rental revenues	9,562	7,636	1,926	25%	19,020	14,381	4,639	32%
Rental property operating expenses
Industrial	672	615	57	9%	1,367	1,190	177	15%
Multifamily	1,104	1,081	23	2%	2,249	2,166	83	4%
Retail	141	267	(126)	(47)%	460	638	(178)	(28)%
Office	490	378	112	30%	1,006	633	373	59%
Other	296	—	296	100%	583	—	583	100%
Total rental property operating expenses	2,703	2,341	362	15%	5,665	4,627	1,038	22%
Depreciation and amortization
Industrial	(1,181)	(1,057)	(124)	12%	(2,375)	(2,174)	(201)	9%
Multifamily	(765)	(1,174)	409	(35)%	(1,526)	(2,375)	849	(36)%
Retail	(788)	(903)	115	(13)%	(1,633)	(1,692)	59	(3)%
Office	(867)	(666)	(201)	30%	(1,734)	(946)	(788)	83%
Other	(485)	—	(485)	100%	(962)	—	(962)	100%
Total depreciation and amortization	(4,086)	(3,800)	(286)	8%	(8,230)	(7,187)	(1,043)	15%
Income from commercial mortgage loan	246	839	(593)	(71)%	491	860	(369)	(43)%
Unrealized gain from commercial mortgage loan	331	—	331	100%	—	—	—	—%
Realized and unrealized income (loss) from real estate-related securities	3,429	119	3,310	2,782%	(4,238)	5,105	(9,343)	(183)%
(Loss) income from equity investment in unconsolidated international affiliated funds	(1,617)	147	(1,764)	(1,200)%	73	(51)	124	(243)%
General and administrative expenses	(918)	(1,073)	155	(14)%	(1,952)	(2,031)	79	(4)%
Advisory fee due to affiliate	(800)	(496)	(304)	61%	(1,527)	(963)	(564)	59%
Interest income	35	60	(25)	(42)%	$70	$104	(34)	(33)%
Interest expense	(905)	(1,338)	433	(32)%	(2,094)	(2,090)	(4)	—%
Net income (loss)	2,574	(247)	2,821	(1,142)%	(4,052)	3,501	(7,553)	(216)%
Net income attributable to Series A preferred	3	3	—	—%	7	7	—	—%
Net income (loss) attributable to common stockholders	$2,571	$(250)	$2,821	(1,128)%	$(4,059)	$3,494	$(7,553)	(216)%

Note 16. Subsequent Events
Distributions
Our board of directors declared distributions amounting to $1.9 million on all outstanding shares of common stock as of the close of business on the record date of June 29, 2020 and the Company paid these distributions on July 28, 2020.
Status of the Offering
On July 1, 2020 the Company sold approximately $6.9 million of common stock (84,345 Class T shares, 336,225 Class S shares, 17,707 Class D shares and 235,132 Class I shares) at a purchase price of $10.28 for Class T, $10.27 for Class S, $10.35 for Class D, and $10.38 for Class I.
On August 1, 2020 the Company sold approximately $2.7 million of common stock (65,577 Class T shares, 118,826 Class S shares, 29,470 Class D shares and 50,898 Class I shares) at a purchase price of $10.30 for Class T, $10.29 for Class S, $10.37 for Class D, and $10.41 for Class I.
On July 31, 2020, the Company repurchased 9,355 Class D shares at $10.37 per share and 50,648 Class I shares at $10.41 per share.

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
Q2 2020 Highlights
Operating results:
•Raised $12.0 million and $54.3 million, respectively, of net proceeds during the three and six months ended June 30, 2020.
•Declared and paid monthly distributions totaling $5.7 million during the three months ended June 30, 2020.
•Aggregate quarterly and trailing 12 months total net return of -0.91% and 3.92%, respectively.
•Repurchased an aggregate of $0.7 million of common stock.
•Overall portfolio is leased at 99% with an average rent collection for the quarter at 91%.
Investments:
•Funded $0.6 million and $7.0 million, respectively, towards the $30.0 million commitment to APCF for the three and six months ended June 30, 2020, with a remaining unfunded commitment of $13.0 million.
•Made investments in real estate-related securities with 89 holdings as of June 30, 2020 and a total fair market value basis of $34.5 million.
Financings:
•Used proceeds from issuance of common stock to pay down the Credit Facility by $5.0 million and $47.5 million, respectively, during the three and six months ended June 30, 2020.
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

Portfolio
The following chart outlines the allocation of our investments based on fair value as of June 30, 2020:
The following charts further describe the diversification of our investments in real properties based on fair value as of June 30, 2020:
(*) Based upon the market value of the properties.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our real properties as of June 30, 2020:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	92%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	96%
Total Multifamily	2				512	units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	98%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
Total Industrial	6				1200	sq ft.	99%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	100%
Total Office	2				240	sq ft.	100%
Other:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Total Other	1				205	sq ft.	100%
Total Investment Properties	12
The following schedule details the expiring leases at our industrial, retail, office and other properties by annualized base rent and square footage as of June 30, 2020 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (Remaining)	—	—	—%	—	—%
2021	8	755	4%	114	6%
2022	15	2,111	10%	275	15%
2023	5	563	3%	54	3%
2024	10	1,989	10%	172	9%
2025	11	4,001	19%	552	30%
2026	3	886	4%	107	6%
2027	11	2,999	15%	90	5%
2028	4	797	4%	63	3%
Thereafter	14	6,511	31%	408	23%
Total	81	20,612	100%	1,835	100%
(1)The annualized June 30, 2020 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded real estate investment trusts. As of June 30, 2020, we have 89 holdings and have invested $34.1 million in securities that are valued at $34.5 million on the balance sheet.
Investments in International Affiliated Funds
Investment in ECF:
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.4 billion and has called $1.3 billion of these commitments. ECF has 14 assets with a gross asset value of $2.0 billion and has a loan-to-value ratio of 34.0%. The ECF portfolio is well diversified and has a balanced country exposure with 29.9% in UK, 21.4% in Netherlands, 16.1% in Finland, 15.3% in Spain, 12.5% in Italy and 4.8% in France resulting in an annualized since inception income return of 4.3%.
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $28.1 million (€25.0 million) into ECF. As of June 30, 2020, the Company has fully satisfied its commitment.
For the three and six months ended June 30, 2020 and 2019, the Company recorded the following components of net (loss) income based on its allocable share from ECF ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized income(1)	$171	$16	$432	$16
Unrealized (losses) gains	(1,571)	19	(668)	170
Net (loss) income	$(1,400)	$35	$(236)	$186
(1) Represents cash distributions received
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $666.5 million and has called $351.5 million of these commitments. APCF has 13 assets with a gross asset value of $547.3 million and has a loan-to-value ratio of 42%. As APCF ramps up, it currently has 11% exposure in Australia, 81% in Japan and 8% in South Korea resulting in an annualized since inception income return of 3.0%.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, the Company increased its commitment by $20.0 million, raising the total commitment to $30.0 million. As of June 30, 2020, the Company has funded $17.0 million of its total $30.0 million commitment.
For the three and six months ended June 30, 2020 and 2019, the Company recorded the following components of net (loss) income based on its allocable share from APCF ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized income(1)	$32	$49	$53	$49
Unrealized (losses) gains	(249)	63	255	(286)
Net (loss) income	$(217)	$112	$308	$(237)

(1) Represents cash distributions received
Investment in Commercial Mortgage Loan
We originated our first commercial mortgage loan on March 28, 2019 to finance the acquisition and renovation of an industrial property located in Maspeth, New York. The initial term of the loan was three years with two one-year extension options. Based on the terms of the loan, we funded the loan on a 60% loan-to-cost basis amounting to $46.0 million. The borrower has the option to up-size the loan in two phases up to 80% loan-to-cost basis with a corresponding reduction in the interest rate and can request the up-size once an anchor lease for the property is signed and other requirements have been fulfilled.
On June 6, 2019, we sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $34.0 million, which is net of disposition fees.
As of June 30, 2020, the fair value of the subordinate mortgage was $13.3 million. During the three and six months ended June 30, 2020, the Company recognized unrealized gains of $0.3 million and $0, respectively. In addition, the Company recognized interest income from its investment in commercial mortgage loan of $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2020.
Loan terms for the mezzanine loan as of June 30, 2020 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Masbeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$1,038	$13,337	$13,337

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
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the six months ended June 30, 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. During the second quarter of 2020, we received multiple requests for rent relief as a result of the COVID-19 pandemic. Relief requests have generally been comprised of rent deferrals, with rent postponed for a brief period (i.e. less than 12 months) and then repaid over the remaining duration of the lease. As of June 30, 2020, we have not had material exposure to tenant defaults or rent concessions for our direct real estate properties. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company will depend on future developments.
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
Our Qualification as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Internal Revenue Code (the “Code”), we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that five or fewer individuals do not own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.
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

Results of Operations
The following table sets forth the results of our operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Revenues
Rental revenue	$9,562	$7,636	$1,926	$19,020	$14,381	$4,639
Income from commercial mortgage loan	246	839	(593)	491	860	(369)
Total revenues	9,808	8,475	1,333	19,511	15,241	4,270
Expenses
Rental property operating	2,703	2,341	362	5,665	4,627	1,038
General and administrative	918	1,073	(155)	1,952	2,031	(79)
Advisory fee due to affiliate	800	496	304	1,527	963	564
Depreciation and amortization	4,086	3,800	286	8,230	7,187	1,043
Total Expenses	8,507	7,710	797	17,374	14,808	2,566
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	3,429	119	3,310	(4,238)	5,105	(9,343)
(Loss) income from equity investment in unconsolidated international affiliated funds	(1,617)	167	(1,784)	73	2	71
Unrealized gain on commercial mortgage loan	331	—	331	—	—	—
Interest income	35	40	(5)	70	51	19
Interest expense	(905)	(1,338)	433	(2,094)	(2,090)	(4)
Net income (loss)	2,574	(247)	2,821	(4,052)	3,501	(7,553)
Net income attributable to Series A preferred stock	3	3	—	7	7	—
Net income (loss) attributable to common stockholders	$2,571	$(250)	$2,821	$(4,059)	$3,494	$(7,553)
Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the three and six months ended June 30, 2020 and 2019 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2020 and 2019 and are further discussed below in Same Property Results of Operations.
Income from Commercial Mortgage Loan
During the three and six months ended June 30, 2020, income from our commercial mortgage loan decreased $0.6 million and $0.4 million, respectively, in comparison to the corresponding periods in 2019 primarily due to the sale of the senior portion of the commercial mortgage loan in June 2019.
General and Administrative Expenses
During the three and six months ended June 30, 2020, general and administrative expenses decreased in comparison to the corresponding periods in 2019 primarily due to professional fees incurred in 2019 as a result of property acquisitions and a one time disposition fee on the sale of the senior portion of the commercial mortgage loan.

Advisory Fee Due to Affiliate
During the three and six months ended June 30, 2020, the advisory fee due to affiliate increased by $0.3 million and $0.6 million, respectively, as compared to the corresponding periods in 2019 due to the growth of our NAV.
Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income (loss) from real estate-related securities increased $3.3 million for the three months ended June 30, 2020 compared to the corresponding period in 2019 due to a broad market recovery in listed REIT prices partially offset by losses incurred to re-balance our portfolio.
During the six months ended June 30, 2020, realized and unrealized income (loss) from real estate-related securities decreased $9.3 million compared to the corresponding period in 2019 due to the adverse market conditions related to the COVID-19 pandemic.
(Loss) Income from Equity Investment in Unconsolidated International Affiliated Funds
During the three months ended June 30, 2020, income from International Affiliated Funds decreased $1.8 million compared to the corresponding period in 2019 primarily due to unrealized losses on property valuations of the underlying retail properties as a result of adverse market conditions related to the COVID-19 pandemic.
During the six months ended June 30, 2020, income from International Affiliated Funds remained flat compared to the six months ended June 30, 2019.
Interest Expense
During the three months ended June 30, 2020, interest expense decreased $0.4 million compared to the three months ended June 30, 2019. The decrease was due to principal payments made on our Credit Facility and falling interest rates resulting from the market instability associated with the COVID-19 pandemic.
For the six months ended June 30, 2020, interest expense remained flat compared to the six months ended June 30, 2019.
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
For the three and six months ended June 30, 2020 and 2019, our same property portfolio consisted of three industrial, two multifamily, one office and one retail property.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) interest income, and (d) income from real estate-related securities.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).
The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$2,571	$(250)	$(4,059)	$3,494
Adjustments to reconcile to same property NOI
General and administrative	918	1,073	1,952	2,031
Advisory fee due to affiliate	800	496	1,527	963
Depreciation and amortization	4,086	3,800	8,230	7,187
(Income) loss from real estate-related securities	(3,429)	(119)	4,238	(5,105)
Income from commercial mortgage loan	(246)	(839)	(491)	(860)
Loss (income) from equity investment in unconsolidated international affiliated funds	1,617	(167)	(73)	(2)
Interest income	(35)	(40)	(70)	(51)
Interest expense	905	1,338	2,094	2,090
Series A preferred stock	3	3	7	7
NOI	7,190	5,295	13,355	9,754
Non-same property NOI	2,369	563	4,061	563
Same property NOI	$4,821	$4,732	$9,294	$9,191
The following table details the components of same property NOI for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$	%	2020	2019	$	%
Rental revenue	$6,792	$6,919	$(127)	(2)%	$13,511	$13,660	$(149)	(1)%
Total revenues	6,792	6,919	(127)	(2)%	13,511	13,660	(149)	(1)%
Rental property operating	1,971	2,187	(216)	(10)%	4,217	4,469	(252)	(6)%
Total expenses	1,971	2,187	(216)	(10)%	4,217	4,469	(252)	(6)%
Same property NOI	$4,821	$4,732	$89	2%	$9,294	$9,191	$103	1%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and six months ended June 30, 2020 rental revenue decrease $0.1 million due to lease termination income earned in the corresponding periods in 2019.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three and six months ended June 30, 2020, property operating expenses decreased by $0.2 million and $0.3 million, respectively, due to lower real estate taxes based on property reassessments compared to the corresponding periods in 2019.

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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three and six months ended June 30, 2020. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of June 30, 2020, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
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
Credit Facility
On October 24, 2018, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, we amended the Credit Agreement to increase the Credit Facility to $150 million and $210 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at our Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
As of June 30, 2020, we had $80.3 million in borrowings and had outstanding accrued interest of $0.1 million. For the three and six months ended June 30, 2020, we incurred $0.4 million and $1.1 million, respectively, in interest expense.
As of June 30, 2020, the Company is in compliance with all loan covenants.
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
As of June 30, 2020, we had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three and six months ended June 30, 2020, we incurred $0.4 million and $0.8 million, respectively, in interest expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$7,921	$4,845
Cash flows used in investing activities	(12,773)	(55,870)
Cash flows provided by financing activities	8,137	55,388
Net increase in cash and cash equivalents and restricted cash	$3,285	$4,363
Cash flows provided by operating activities increased $3.1 million during the six months ended June 30, 2020 compared to the corresponding period in 2019 due to increased cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities decreased $43.1 million during the six months ended June 30, 2020 compared to the corresponding period in the 2019 primarily due to a $44.1 million and $45.0 million reduction in fundings related to the acquisition of East Sego Lily in May 2019 and our commercial mortgage loan, respectively. This was partially offset by the sale of the senior note for $34.3 million along with additional fundings of $7.0 million towards our $30.0 million commitment to APCF and a decrease in net purchase and sale activity on our real estate-related securities portfolio of $4.0 million.
Cash flows provided by financing activities decreased by $47.3 million during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to a net decrease in borrowings on the credit facility of $77.8 million and a $9.3 million increase in distributions paid to stockholders, offset by an increase in net proceeds from issuance of common stock of $40.3 million.
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
The following table presents a reconciliation of net income (loss) to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,574	$(247)	(4,052)	3,501
Adjustments:
Real estate depreciation and amortization	4,213	3,800	8,483	7,187
Funds from Operations	6,787	3,553	4,431	10,688
Adjustments:
Straight-line rental income	(505)	(259)	(1,170)	(669)
Amortization of above and below market lease intangibles	(180)	(186)	(360)	(273)
Unrealized (gain) loss from changes in fair value of real estate related securities	(4,773)	1,957	1,725	(2,812)
Unrealized income on commercial mortgage loan	(331)	—	—
Amortization of restricted stock awards	23	23	34	34
Unrealized loss (income) from investment in international affiliated funds	1,822	(208)	413	116
Unamortized origination fee related to commercial mortgage loan	—	(331)	—	99
Adjusted Funds from Operations attributable to stockholders	$2,843	$4,549	$5,073	$7,183
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

We initially established monthly record dates for quarterly distributions to stockholders of record as of the last day of each applicable month typically payable within 30 days following month end. On January 17, 2020, our board of directors amended our distribution policy to reflect that we intend to pay distributions monthly rather than quarterly going forward, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. We accrued $1.9 million for June 2020 in Distribution Payable on the Consolidated Balance Sheets.
For the three and six months ended June 30, 2020, we declared and paid distributions in the amount of $5.7 million and $14.4 million.
Beginning January 31, 2020, we declared monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.2851 per share for the six months ended June 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient of such stockholder servicing fee. The table below details the net distribution for each of our share classes for the six months ended June 30, 2020:

	Class T	Class S	Class D	Class I
January 31, 2020	$0.0401	$0.0402	$0.0455	$0.0478
February 29, 2020	0.0408	0.0408	0.0458	0.0479
March 31, 2020	0.0406	0.0406	0.0459	0.0481
April 30, 2020	0.0402	0.0406	0.0452	0.0529
May 31, 2020	0.0395	0.0402	0.0447	0.0518
June 30, 2020	0.0392	0.0396	0.0443	0.0515
	$0.2405	$0.2421	$0.2713	$0.3000

The following table summarizes our distributions declared and paid during the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,232	91.40%	$2,654	99.55%
Reinvested in shares	492	8.60%	12	0.45%
Total distributions	$5,724	100.00%	$2,666	100.00%
Sources of distributions
Cash flows from operating activities	$3,899	74.52%	$2,654	100.00%
Debt proceeds	1,333	25.48%	—	0.00%
Total sources of distributions	$5,232	100.00%	$2,654	100.00%
Cash flows from operating activities	$3,899		$3,360
The following table summarizes our distributions declared and paid during the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$13,651	94.55%	$5,128	99.57%
Reinvested in shares	787	5.45%	22	0.43%
Total distributions	$14,438	100.00%	$5,150	100.00%
Sources of distributions
Cash flows from operating activities	$7,922	58.03%	$5,150	100.00%
Debt proceeds	5,729	41.97%	—	0.00%
Total sources of distributions	$13,651	100.00%	$5,150	100.00%
Cash flows from operating activities	$7,922		$4,845
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2020 ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2020
Investments in real property	$435,274
Investments in international affiliated funds	44,340
Investments in real estate-related securities	34,514
Investments in commercial mortgage loan	13,337
Cash and cash equivalents	12,012
Restricted cash	6,944
Other assets	2,883
Debt obligations	(127,287)
Other liabilities	(8,048)
Subscriptions received in advance	(6,944)
Stockholder servicing fees payable the following month(1)	(34)
Net Asset Value	$406,991
Net Assets Value attributable to Series A preferred stock	$125
Net Asset Value attributable to common stockholders	$406,866
Number of outstanding shares of common stock	38,735
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2020, we have accrued under GAAP approximately $3.6 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2020 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$28,534	$16,531	$11,716	$36,445	$313,646	$406,872
Number of outstanding shares	2,770	1,606	1,129	3,499	29,731	38,735
NAV per shares as of June 30, 2020	$10.30	$10.29	$10.37	$10.41	$10.55

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2020 valuations, based on property types. Once we own more than one retail and other property, we will include the key assumptions for such property types.

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
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+3.0%	+1.8%	+2.1%
(weighted average)	0.25% increase	(1.0)%	(2.0)%	(1.5)%
Exit Capitalization Rate	0.25% decrease	+3.8%	+2.9%	+2.7%
(weighted average)	0.25% increase	(1.5)%	(2.9)%	2.0%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2020
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$352,074
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	3,642
Unrealized real estate appreciation(3)	17,668
Unrealized mortgage payable appreciation(4)	990
Accumulated depreciation and amortization(5)	31,479
Straight-line rent receivable	(3,510)
Net Asset Value	$406,991
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
(5) In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we retire the cost of our asset when a tenant vacates and remove the associated accumulated depreciation and amortization from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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
(2)we would be able to achieve, for our stockholders, the NAV per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or
(3)the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$128,277	$—	$80,277	$—	$48,000
APCF unfunded commitment	13,043	13,043	—	—	—
Organization and offering costs	4,648	—	—	1,704	2,944
Interest expense(1)	11,327	2,748	3,413	4,536	630
Total	$157,295	$15,791	$83,690	$6,240	$51,574
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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. These risks have been heightened as a result of the COVID-19 pandemic,
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of June 30, 2020.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of June 30, 2020.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2020, the outstanding principal balance of our variable rate indebtedness was $80.3 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
Our Credit Facility is variable rate and indexed to one-month U.S. Dollar-denominated LIBOR. For the three and six months ended June 30, 2020, a 10% increase one-month U.S denominated LIBOR would have resulted in increased interest expense of approximately $40,000 and $110,000, respectively. The fair market values of the Credit Facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our Credit Facility a 100 basis point increase in LIBOR will reduce our net income by $0.2 million and a similar basis point decrease will increase our net income by $0.2 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we nor the Advisor are currently involved in any material litigation.
Item 1A. Risk Factors.

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. and to the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 14, 2020.
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our public offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our public offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
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
As of June 30, 2020, we received gross proceeds of $397.5 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	2,769,674	1,606,243	1,129,282	3,499,112	29,730,608	38,734,919
Gross offering proceeds	$30,235	$17,277	$12,053	$37,947	$300,000	$397,512
Selling commissions and other dealer manager fees	(838)	(213)	—	—	—	$(1,051)
Accrued stockholder servicing fees	(1,746)	(1,014)	(1,054)	—	—	$(3,814)
Net offering proceeds	$27,651	$16,050	$10,999	$37,947	$300,000	$392,647

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

Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the six months ended June 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV (1)	Average Price Paid per Share
April 2020	2,350	0.0006%	$10.51
May 2020	63,458	0.1655%	10.41
	65,808	N/M	$10.41

(a)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
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

10.1
Second Amended and Restated Dealer Manager Agreement dated May 13, 2020 by and between Nuveen Global Cities REIT, Inc. and Nuveen Securities, LLC (filed as Exhibit 1.1 to the Registrant's Post-Effective Amendment No. 38 filed on May 15, 2020 and incorporated herein by reference).

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
Date: August 12, 2020