Form 10-Q
period 2020-09-30
Nuveen Global Cities REIT, Inc.
filed 2020-11-10
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2020, there were 1,529,623 outstanding shares of Class T common stock, 462,060 outstanding shares of Class S common stock, 790,419 outstanding shares of Class D common stock, 2,281,199 outstanding shares of Class I common stock, 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Investments in real estate, net	$364,768	$373,088
Investments in international affiliated funds	49,230	37,734
Investments in real estate-related securities, at fair value	35,465	35,240
Investment in commercial mortgage loan, at fair value	13,668	12,733
Intangible assets, net	25,459	28,769
Cash and cash equivalents	4,109	5,584
Restricted cash	5,341	10,087
Other assets	9,249	4,262
Total assets	$507,289	$507,497
Liabilities and Equity
Credit facility	$68,777	$107,777
Mortgage payable, net	47,556	47,502
Due to affiliates	8,697	6,059
Intangible liabilities, net	8,355	8,907
Accounts payable, accrued expenses, and other liabilities	7,620	5,798
Subscriptions received in advance	5,341	10,087
Distributions payable	1,955	5,102
Total liabilities	148,301	191,232
Equity
Series A Preferred Stock	129	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 2,970,731 and 1,377,526 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	30	14
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 2,162,414 and 70,151 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	22	1
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 1,168,583 and 572,675 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	5
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 3,757,046 and 1,965,962 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	38	20
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at September 30, 2020 and December 31, 2019	297	297
Additional paid-in capital	397,481	336,147
Accumulated deficit and cumulative distributions	(39,969)	(19,974)
Accumulated other comprehensive income (loss)	949	(370)
Total equity	358,988	316,265
Total liabilities and equity	$507,289	$507,497
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$9,447	$7,939	$28,467	$22,313
Income from commercial mortgage loan	252	259	743	1,119
Total revenues	9,699	8,198	29,210	23,432
Expenses
Rental property operating	2,950	2,543	8,615	7,169
General and administrative	830	811	2,782	2,842
Advisory fee due to affiliate	868	527	2,395	1,490
Depreciation and amortization	4,746	3,351	12,976	10,530
Total expenses	9,394	7,232	26,768	22,031
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	636	2,561	(3,602)	7,666
Income (loss) from equity investment in unconsolidated international affiliated funds	965	(85)	1,038	(85)
Interest income	39	31	109	82
Interest expense	(791)	(1,262)	(2,885)	(3,352)
Total other income (expense)	849	1,245	(5,340)	4,311
Net income (loss)	$1,154	$2,211	$(2,898)	$5,712
Net income attributable to Series A preferred stock	4	4	11	11
Net income (loss) attributable to common stockholders	$1,150	$2,207	$(2,909)	$5,701
Net income (loss) per share of common stock - basic and diluted	$0.03	$0.07	$(0.08)	$0.19
Weighted-average shares of common stock outstanding, basic and diluted	39,723,129	31,361,717	38,058,926	30,597,512
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,154	$2,211	$(2,898)	$5,712
Other comprehensive income (loss):
Foreign currency translation adjustment	1,257	(1,070)	1,319	(1,212)
Comprehensive income (loss)	2,411	1,141	(1,579)	4,500
Comprehensive income attributable to Series A preferred stock	4	4	11	11
Comprehensive income (loss) attributable to common stockholders	$2,407	$1,137	$(1,590)	$4,489
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Three Months Ended September 30, 2020
	Series A Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at June 30, 2020	$125	$28		$16		$10		$35		$297	$387,137	$(35,266)	$(308)	$352,074
Issuance of 1,054,463 shares of common stock (net of $138 of offering costs)	—	2		6		1		3		—	10,880	—	—	10,892
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	578	—	—	578
Common stock repurchased	—	—	(a)	—		—	(a)	—	(a)	—	(1,131)	—	—	(1,131)
Amortization of restricted stock grants	—	—		—		—		—		—	17	—	—	17
Net income	4	—		—		—		—		—	—	1,150	—	1,154
Distributions declared on common stock	—	—		—		—		—		—	—	(5,853)	—	(5,853)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	1,257	1,257
Balance at September 30, 2020	$129	$30		$22		$11		$38		$297	$397,481	$(39,969)	$949	$358,988

(a)Amount is not presented due to rounding; see Note 14.

Three Months Ended September 30, 2019
		Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Series A Preferred Stock	Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at Balance at June 30, 2019	$125	$2		$1		$6		$297	$304,720	$(12,894)	$(100)	$292,157
Issuance of 1,459,507 shares of common stock (net of $212 of offering costs)	—	2		3		9		—	14,730	—	—	14,744
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	42	—	—	42
Common stock repurchased	—	—		—		—		—	(104)	—	—	(104)
Amortization of restricted stock grants	—	—		—		—		—	17	—	—	17
Net income	4	—		—		—		—	—	2,207	—	2,211
Distributions declared on common stock	—	—		—		—		—	—	(4,173)	—	(4,173)
Foreign currency translation adjustment	—	—		—		—		—	—	—	(1,070)	(1,070)
Balance at September 30, 2019	$129	$4		$4		$15		$297	$319,405	$(14,860)	$(1,170)	$303,824

(a)Amount is not presented due to rounding; see Note 14.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Nine Months Ended September 30, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Series A Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2019	$125	$14		$1		$5		$20		$297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 6,072,460 shares of common stock (net of $479 of offering costs)	—	16		21		6		19		—	61,699	—	—	61,761
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	1,365	—	—	1,365
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)		—	(1,781)	—	—	(1,782)
Amortization of restricted stock grants	—	—		—		—		—		—	51	—	—	51
Net income (loss)	11	—		—		—		—		—	—	(2,909)	—	(2,898)
Distributions declared on common stock	—	—		—		—		—		—	—	(17,086)	—	(17,086)
Distribution to Series A preferred stock	(7)	—		—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	1,319	1,319
Balance at September 30, 2020	$129	$30		$22		$11		$38		$297	$397,481	$(39,969)	$949	$358,988
(a)Amount is not presented due to rounding; see Note 14.

Nine Months Ended September 30, 2019
	Series A Preferred Stock	Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2018	$—	$—		$—		$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 2,123,497 shares of common stock (net of $613 of offering costs)	—	4		4		13		—	20,975	—	—	20,996
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	64	—	—	64
Common stock repurchased	—	—		—		—		—	(104)	—	—	(104)
Amortization of restricted stock grants	—	—		—		—		—	51	—	—	51
Net income	11	—		—		—		—	—	5,701	—	5,712
Distributions declared on common stock	—	—		—		—		—	—	(10,677)	—	(10,677)
Issuance of Series A preferred stock	125	—		—		—		—	—	—	—	125
Distribution to Series A preferred stock	(7)	—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	(1,212)	(1,212)
Balance at September 30, 2019	$129	$4		$4		$15		$297	$319,405	$(14,860)	$(1,170)	$303,824
(a)Amount is not presented due to rounding; see Note 14.
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,898)	$5,712
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,976	10,530
Unrealized loss (gain) on changes in fair value of real estate-related securities	828	(4,859)
Realized loss (gain) on sale of real estate-related securities	3,639	(1,969)
(Income) loss from equity investment in unconsolidated international affiliated funds	(1,038)	85
Income distribution from equity investment in unconsolidated international affiliated funds	715	207
Straight line rent adjustment	(1,453)	(952)
Amortization of below-market lease intangibles	(552)	(370)
Amortization of above-market lease intangibles	13	13
Amortization of loan closing costs	385	306
Amortization of restricted stock grants	51	51
Change in assets and liabilities:
Increase in other assets	(958)	(1,382)
Increase in due to affiliates	—	697
Increase in accounts payable, accrued expenses, and other liabilities	1,883	762
Net cash provided by operating activities	13,591	8,831
Cash flows from investing activities:
Acquisitions of real estate	—	(44,095)
Origination and fundings of commercial mortgage loan	(935)	(46,619)
Proceeds from sale of commercial mortgage loan	—	34,264
Funding for investment in international affiliated funds	(9,855)	(9,890)
Capital improvements to real estate	(1,423)	(708)
Deposits on real estate property	(2,900)	—
Purchase of real estate-related securities	(22,350)	(22,043)
Proceeds from sale of real estate-related securities	17,658	22,151
Net cash used in investing activities	(19,805)	(66,940)
Cash flows from financing activities:
Proceeds from issuance of common stock	56,137	22,366
Repurchase of common stock	(1,782)	(104)
Offering costs paid	(463)	(613)
Borrowings from credit facility	20,000	86,277
Repayments on credit facility	(59,000)	(38,000)
Deposit on mortgage note	—	(528)
Payment of deferred financing costs	—	(393)
Proceeds from issuance of Series A preferred stock	—	125
Distributions to Series A preferred stock	(7)	(7)
Subscriptions received in advance	5,341	4,529

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
Distributions to common stockholders	(20,233)	(8,988)
Net cash (used in) provided by financing activities	(7)	64,664
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(6,221)	6,555
Cash and cash equivalents and restricted cash, beginning of period	15,671	5,699
Cash and cash equivalents and restricted cash, end of period	$9,450	$12,254

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$4,109	$7,725
Restricted cash	5,341	4,529
Total cash and cash equivalents and restricted cash	$9,450	$12,254
Supplemental disclosures:
Interest paid	$3,029	$2,947
Series A preferred stock costs	$—	$15
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$—	$327
Accrued capital expenditures	$(64)	$219
Non-cash financing activities:
Accrued distributions	$3,147	$4,173
Accrued stockholder servicing fees	$2,638	$651
Distribution reinvestments	$1,365	$64
Accrued offering costs	$16	$—
Accrued offering costs due to affiliate	$—	$4,101
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
Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Impact of COVID-19 – Impairment Analysis
If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate will not occur during the remaining quarters in 2020 or future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any impairment charges are warranted.
As of September 30, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of September 30, 2020, the undiscounted cash flows of our real estate investments exceeded carrying value. Due to the rapidly evolving environment, we will continue to evaluate the feasibility of our cash flow assumptions, which may result in impairments to certain of our investments in future periods.
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
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting as it has significant influence over these investments. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statement of Operations.
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
Income earned from the commercial mortgage loan represents interest income and origination fee income, which is reported as Income from Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
In the event of a partial or whole sale of the commercial mortgage loan, the Company derecognizes the corresponding asset and fees paid as part of the partial or whole sale are recognized as expense in General and Administrative expenses on the Company’s Consolidated Statements of Operations.
Deferred Charges
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring, and other loan costs incurred by the Company for its financing arrangements. Deferred financing costs related to the Credit Facility are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized on a straight-line basis over the term of the Credit Facility. Unamortized costs are charged to interest expense upon early repayment or significant modification of the Credit Facility and fully amortized deferred financing costs are removed from the books upon the maturity of the Credit Facility. Deferred financing costs related to the Company’s mortgage payable are recorded as an offset to the related liability and amortized on a straight-line basis over the term of the financing instrument. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in Real Estate, Net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
As of September 30, 2020, the Company’s $35.5 million of Investments in Real Estate-Related Securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.
As of September 30, 2020, the Company’s $13.7 million Investment in Commercial Mortgage Loan consisted of a mezzanine loan the Company originated and was classified as Level 3. The commercial mortgage loan is carried at fair value based on significant unobservable inputs.
The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020 ($ in thousands):

Investment in Commercial Mortgage Loan
Balance as of December 31, 2019	$12,733
Additional Fundings	935
Balance as of September 30, 2020	$13,668
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investment in commercial mortgage loan as of September 30, 2020:

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Market Equivalent Rate
Commercial Mortgage Loan	Industrial	Cash Equivalency Method	Discount Rate	LIBOR(1) + 6.00%
(1)LIBOR as of September 30, 2020 was 0.1%.
As of September 30, 2020 and December 31, 2019, the carrying value of the Company's Credit Facility approximated fair value. The fair value of the Company's mortgage payable was $47.4 million and $48.0 million, respectively, as of September 30, 2020 and December 31, 2019. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate.

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
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of September 30, 2020, the Company did not have any mortgage loans on nonaccrual status.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of September 30, 2020, restricted cash consisted of $5.3 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the

Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. federal corporate income tax. The Cayman Islands TRSs are not subject to federal corporate income tax or Cayman Islands taxes. As of September 30, 2020, the Company had three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
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
Management has evaluated the effects of TCJA, as modified by the CARES Act, and concluded that the TCJA will not materially impact its consolidated financial statements. The Company also estimates that the taxes on foreign-sourced earnings imposed under the TCJA are not likely to apply to its foreign investments.
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
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023.
As of September 30, 2020, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date on which the Offering was declared effective. These organization and offering costs are recorded as due to affiliates on the Company’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended September 30, 2020 and 2019, the Company charged $0.1 million and $0.2 million, respectively, in offering costs to equity. For the nine months ended September 30, 2020 and 2019, the Company charged $0.5 million and $0.6 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income and loss, which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of approximately $1.3 million and $(1.1) million, for the three months ended September 30, 2020 and 2019, respectively. Foreign currency translation adjustments resulted in other comprehensive income (loss) of approximately $1.3 million and $(1.2) million, for the nine months ended September 30, 2020 and 2019, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Management is assessing the impact and does not expect the guidance to materially impact the Company.

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
The Company has elected to apply such relief to avoid performing a lease by lease analysis for the lease concessions that (i) were granted as relief due to the COVID-19 pandemic and (ii) result in the cash flows remaining to be substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the nine months ended September 30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible concessions.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Building and building improvements	$323,365	$323,162
Land and land improvements	61,098	61,098
Furniture, fixtures and equipment	3,658	3,474
Total	388,121	387,734
Accumulated depreciation	(23,353)	(14,646)
Investments in real estate, net	$364,768	$373,088
For the three and nine months ended September 30, 2020, depreciation expense was $3.3 million and $9.2 million, respectively.
The Company did not have any property acquisitions during the three and nine months ended September 30, 2020. During the year ended December 31, 2019, the Company acquired interests in three real property investments, which were comprised of one office, one industrial, and one other, which is representative of a medical office property. These property acquisitions were accounted for as asset acquisitions.
Note 4. Investments in Real Estate-Related Securities
As of September 30, 2020 and December 31, 2019, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gains (losses)	$897	$2,047	$(828)	$4,859
Realized (losses) gains	(550)	218	(3,639)	1,969
Dividend income	289	296	865	838
Total	$636	$2,561	$(3,602)	$7,666

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
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $29.3 million (€25.0 million) into ECF. As of September 30, 2020, the Company has fully satisfied its commitment.
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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2020 ($ in thousands):

Investment in ECF
Balance as of December 31, 2019	$28,144
Income distribution	(546)
Income from equity investment in unconsolidated international affiliated fund	70
Foreign currency translation adjustment	1,319
Balance as of September 30, 2020	$28,987
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2020 was $0.3 million and $0.1 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, the Company increased its commitment by $20.0 million, raising the total commitment to $30.0 million. As of September 30, 2020, the Company has funded $19.9 million of its total $30.0 million commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2020 ($ in thousands):

Investment in APCF
Balance as of December 31, 2019	$9,590
Contributions	9,855
Income distribution	(169)
Income from equity investment in unconsolidated international affiliated fund	967
Balance as of September 30, 2020	$20,243
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2020 was $0.7 million and $1.0 million, respectively.
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
The fair value of the subordinate mortgage was $13.7 million and $12.7 million as of September 30, 2020 and December 31, 2019, respectively, which equaled its par value. The Company recognized interest income from its investment in commercial mortgage loan of $0.3 million and $0.7 million, respectively, for the three and nine months ending September 30, 2020.
Loan terms for the subordinate mortgage as of September 30, 2020 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Maspeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$707	$13,668	$13,668
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
For the three and nine months ended September 30, 2020 and 2019, the Company did not record any unrealized gains or losses on its commercial mortgage loan.

Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$25,965	$26,408
Above-market lease intangibles	154	154
Leasing commissions	11,127	10,853
Other intangibles	819	824
Total Intangible assets	38,065	38,239
Accumulated amortization:
In-place lease intangibles	(9,638)	(7,623)
Above-market lease intangibles	(33)	(21)
Leasing commissions	(2,710)	(1,696)
Other intangibles	(225)	(130)
Total accumulated amortization	(12,606)	(9,470)
Intangible assets, net	$25,459	$28,769
Intangible liabilities:
Below-market lease intangibles	$(9,414)	$(9,414)
Accumulated amortization	1,059	507
Intangible liabilities, net	$(8,355)	$(8,907)
Amortization expense relating to intangible assets was $1.5 million and $3.8 million, respectively, for the three and nine months ended September 30, 2020. Income from the amortization of intangible liabilities was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-market Lease Intangibles
2020 (remaining)	$647	$4	$321	$33	$(196)
2021	2,529	17	1,264	127	(724)
2022	2,248	17	1,189	110	(695)
2023	1,948	17	1,066	98	(681)
2024	1,859	17	1,015	90	(677)
2025	1,697	17	888	67	(639)
Thereafter	5,399	32	2,674	69	(4,743)
	$16,327	$121	$8,417	$594	$(8,355)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 7, 8, 6, and 13 years, respectively.
Note 8. Credit Facility and Mortgage Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). Loans outstanding under the Credit Facility bear interest, at

Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans under the Credit Agreement will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018 and June 11, 2019, the Company amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2020	December 31, 2019
Credit facility	L+applicable margin(1)	October 24, 2021	$210,000	$68,777	$107,777
(1) The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.
As of September 30, 2020, the Company had $68.8 million in borrowings and had outstanding accrued interest of $0.1 million. For the three and nine months ended September 30, 2020, the Company incurred $0.3 million and $1.3 million, respectively, in Interest Expense.
As of September 30, 2020, the Company was in compliance with all loan covenants.
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
The following is a summary of the Mortgage Payable secured by the Company's retail property ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2020	December 31, 2019
Mortgage payable	3.15%	December 1, 2026	$48,000	$48,000	$48,000
Deferred financing costs, net				(444)	(499)
Mortgage payable, net				$47,556	$47,501
As of September 30, 2020, the Company had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three and nine months ended September 30, 2020, the Company incurred $0.4 million and $1.1 million, respectively, in Interest Expense.

The following table presents the future principal payments due under the Credit Facility and Mortgage Payable as of September 30, 2020 ($ in thousands):

	Amount
Year	Credit Facility	Mortgage Payable
2020 (remaining)	$—	$—
2021	68,777	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	48,000
Total	$68,777	$48,000

Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2020	December 31, 2019
Straight-line rent receivable	$3,788	$2,336
Deposits on property acquisitions	2,900	—
Receivables	1,190	736
Prepaid expenses	793	329
Deferred financing costs on credit facility, net	483	779
Other	95	82
Total	$9,249	$4,262
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	September 30, 2020	December 31, 2019
Real estate taxes payable	$3,409	$1,742
Accounts payable and accrued expenses	2,077	1,700
Tenant security deposits	992	1,044
Prepaid rental income	888	608
Accrued interest expense	190	334
Other	64	370
Total	$7,620	$5,798

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
As of September 30, 2020, the Company had accrued advisory fees of approximately $0.2 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2020, the Company had incurred advisory fee expense of $0.8 million and $2.1 million, respectively.
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2020, the Company had not retained an affiliate of the Advisor for any such services.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding or converted into Class I shares. As of September 30, 2020, the Company has accrued approximately $4.0 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2020	December 31, 2019
Accrued stockholder servicing fees(1)	$4,049	$1,411
Advanced organization and offering	4,648	4,648
Total	$8,697	$6,059
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of September 30, 2020, the Company accrued approximately $4.0 million of stockholder servicing fees payable to the Dealer Manager related to Class T and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after June 2055 in connection with those Class T and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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

Note 12. Risks and Contingencies
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of September 30, 2020 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. As of September 30, 2020, the Company has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of September 30, 2020, the Company had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. Moreover, the Company's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
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
The Company's investments in real estate-related securities may also be negatively impacted by uncertainty surrounding the COVID-19 pandemic. Market volatility and economic uncertainty surrounding COVID-19 may lead to fluctuations in market pricing, which has the ability to adversely impact the fair value of the Company’s investments in real estate-related securities. The the duration and extent to which the COVID-19 pandemic impacts the Company's investments in real estate-related securities cannot be reasonably estimated at this time.
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and nine months ended September 30, 2020 was $9.4 million and $28.5 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	September 30, 2020
2020 (remaining)	$5,075
2021	20,350
2022	20,042
2023	18,689
2024	18,021
2025	16,139
Thereafter	64,128
Total	$162,444
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
As of September 30, 2020, the Company had authority to issue a total of of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class N shares, and 100,000,000 are classified as Series A Preferred Stock (defined below).

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
Common Stock
As of September 30, 2020, the Company had issued and outstanding 2,970,731 shares of Class T common stock, 2,162,414 shares of Class S common stock, 1,168,583 shares of Class D common stock, 3,757,046 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
During the nine months ended September 30, 2020, the Company sold the following shares of common stock (in thousands):

	Class T	Class S	Class D	Class I	Class N	Total
December 31, 2019	1,377	70	573	1,966	29,731	33,717
Common Stock Issued	1,557	2,078	590	1,887	—	6,112
Distribution Reinvestment	47	17	26	41	—	131
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(10)	(3)	(20)	(143)	—	(176)
September 30, 2020	2,971	2,162	1,169	3,757	29,731	39,790
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
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred in February 2019. The Company recognized $16,875 and $50,625, respectively, of expense for the three and nine months ended September 30, 2020, in connection with restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. As of September 30, 2020, the Company has accrued $2.0 million in Distributions Payable on the Consolidated Balance Sheets for the September distributions.
For the three and nine months ended September 30, 2020, the Company declared and paid distributions in the amount of $5.8 million and $20.2 million, respectively, which covers a quarterly distribution for Q4 2019 and monthly distributions for the current year.
Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share. The following table details the aggregate distribution declared for each of our share classes for the nine months ended September 30, 2020:

	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5130	$0.5130	$0.5130	$0.5130	$0.5130
Advisory fee per share of common stock	(0.0873)	(0.0871)	(0.0881)	(0.0886)	(0.0466)
Stockholder servicing fee per share of common stock	(0.0668)	(0.0668)	(0.0198)	—	—
Net distribution per share of common stock	$0.3589	$0.3591	$0.4051	$0.4244	$0.4664
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

During the nine months ended September 30, 2020, the Company repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.1

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2020	2,350	0.0061%	$10.51	2,350	—
May 2020	63,458	0.1655%	$10.41	63,458	—
July 2020	60,003	0.1534%	10.40	60,003	—
August 2020	13,402	0.0336%	10.43	13,402	—
September 2020	35,489	0.0888%	10.47	35,489	—
	174,702	N/M	$10.42	174,702	—

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share
April 2020	2,350	0.0061%	$10.51
May 2020	63,458	0.1655%	10.41
July 2020	60,003	0.1534%	10.40
August 2020	13,402	0.0336%	10.43
September 2020	35,489	0.0888%	10.47
	174,702	N/M	$10.42
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
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
1

The following table sets forth the total assets by segment as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Industrial	$103,925	$106,417
Multifamily	92,425	94,039
Retail	86,442	88,217
Office	73,647	76,603
Other	39,171	39,634
International Affiliated Funds	49,230	37,734
Real Estate-Related Securities	35,465	35,240
Commercial Mortgage Loan	13,722	12,733
Other (Corporate)	13,262	16,880
Total assets	$507,289	$507,497

The following table sets forth the financial results by segment for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		2020 v 2019		Nine Months Ended September 30,		2020 v 2019
	2020	2019	$	%	2020	2019	$	%
Rental revenues
Industrial	$2,489	$2,169	$320	15%	$7,358	$6,081	$1,277	21%
Multifamily	2,336	2,378	(42)	(2)%	7,000	6,921	79	1%
Retail	1,656	1,560	96	6%	4,927	5,175	(248)	(5)%
Office	1,785	1,832	(47)	(3)%	5,729	4,136	1,593	39%
Other	1,181	—	1,181	100%	3,453	—	3,453	100%
Total rental revenues	9,447	7,939	1,508	19%	28,467	22,313	6,154	28%
Rental property operating expenses
Industrial	746	667	79	12%	2,113	1,857	256	14%
Multifamily	1,144	1,129	15	1%	3,393	3,295	98	3%
Retail	286	319	(33)	(10)%	746	956	(210)	(22)%
Office	495	428	67	16%	1,501	1,061	440	41%
Other	279	—	279	100%	862	—	862	100%
Total rental property operating expenses	2,950	2,543	407	16%	8,615	7,169	1,446	20%
Depreciation and amortization
Industrial	(1,126)	(953)	(173)	18%	(3,501)	(3,127)	(374)	12%
Multifamily	(764)	(754)	(10)	1%	(2,290)	(3,129)	839	(27)%
Retail	(790)	(786)	(4)	1%	(2,423)	(2,470)	47	(2)%
Office	(1,582)	(858)	(724)	84%	(3,316)	(1,804)	(1,512)	84%
Other	(484)	—	(484)	100%	(1,446)	—	(1,446)	100%
Total depreciation and amortization	(4,746)	(3,351)	(1,395)	42%	(12,976)	(10,530)	(2,446)	23%
Income from commercial mortgage loan	252	259	(7)	(3)%	743	1,119	(376)	(34)%
Realized and unrealized income (loss) from real estate-related securities	636	2,561	(1,925)	(75)%	(3,602)	7,666	(11,268)	(147)%
Income (loss) from equity investment in unconsolidated international affiliated funds	965	(85)	1,050	(1,235)%	1,038	(85)	1,123	(1,321)%
General and administrative expenses	(830)	(811)	(19)	2%	(2,782)	(2,842)	60	(2)%
Advisory fee due to affiliate	(868)	(527)	(341)	65%	(2,395)	(1,490)	(905)	61%
Interest income	39	31	8	26%	109	82	27	33%
Interest expense	(791)	(1,262)	471	(37)%	(2,885)	(3,352)	467	(14)%
Net income (loss)	1,154	2,211	(1,057)	(48)%	(2,898)	5,712	(8,610)	(151)%
Net income attributable to Series A preferred	4	4	—	—%	11	11	—	—%
Net income (loss) attributable to common stockholders	$1,150	$2,207	$(1,057)	(48)%	$(2,909)	$5,701	$(8,610)	(151)%

Note 16. Subsequent Events
Distributions
The Company's board of directors declared distributions amounting to $2.0 million on all outstanding shares of common stock as of the close of business on the record date of September 26, 2020 and the Company paid these distributions on October 29, 2020.
Status of the Offering
On October 1, 2020 the Company sold approximately $5.1 million of common stock (92,279 Class T shares, 105,116 Class S shares, 165,072 Class D shares and 129,485 Class I shares) at a purchase price of $10.37 for Class T, $10.36 for Class S, $10.45 for Class D, and $10.48 for Class I.
On November 1, 2020 the Company sold approximately $4.7 million of common stock (60,344 Class T shares, 286,944 Class S shares, 54,889 Class D shares and 190,440 Class I shares) at a purchase price of $10.35 for Class T, $10.34 for Class S, $10.43 for Class D, and $10.46 for Class I.
On October 31, 2020, the Company repurchased 2,542 Class D shares at $10.43 per share and 4,726 Class I shares at $10.46 per share.
The Company sold 125 shares of Series A preferred stock at a purchase price of $1,000 per share in a private placement exempt from registration to effectuate the formation of a REIT established to hold our upcoming Massachusetts property for tax management purposes.

On November 4, 2020, the Company completed the acquisition of the property known as Locust Grove from an unaffiliated third party for a total cost of $10.2 million, including purchase price adjustments and transaction costs. Locust Grove is a newly constructed medical office building totaling 40,000 square feet located in the Atlanta market. The property is 100% leased to a single tenant through November 2026.

The Company engaged in an affiliated transaction with NexCore Companies LLC to provide property management, accounting and leasing services for its investments in medical office properties.
Affiliated Transactions
On November 5, 2020, the Company’s board of directors approved the renewal of the advisory agreement for an additional year from January 31, 2021 to January 31, 2022. All other terms of the advisory agreement remain the same.

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
While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
•COVID-19 Risks. In response to the novel coronavirus pandemic (commonly known as “COVID-19”), governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Moreover, the market volatility and economic uncertainty surrounding the COVID-19 pandemic may negatively impact our liquid investments, such as those in REIT securities, and our investments in the International Affiliated Funds. These and other consequences of the COVID-19 pandemic may have an adverse effect on our Company’s business and results of operations.
Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global

Cities Advisors, LLC (“Nuveen Real Estate Global Cities Advisors” or the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
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
Q3 2020 Highlights
Operating results:
•Raised $12.0 million and $66.3 million, respectively, of net proceeds during the three and nine months ended September 30, 2020.
•Declared and paid monthly distributions totaling $5.8 million during the three months ended September 30, 2020.
•Aggregate quarterly and trailing 12 months total net return of 1.92% and 3.60%, respectively.
•Repurchased an aggregate of $1.1 million of common stock.
•Overall portfolio is leased at 98% with an average rent collection for the quarter at 99%, excluding tenants granted rent deferrals. As of September 30, 2020, the Company did not have material rent deferrals.
Investments:
•Funded an additional $2.9 million and $9.9 million, respectively, towards the $30.0 million commitment to APCF for the three and nine months ended September 30, 2020, with a remaining unfunded commitment of $10.1 million as of September 30, 2020.
•Made additional investments in real estate-related securities with 92 holdings as of September 30, 2020 and a total fair market value basis of $35.5 million.
Financings:
•Used proceeds from issuance of common stock to pay down the Credit Facility by $11.5 million and $39.0 million, respectively, during the three and nine months ended September 30, 2020.
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
Portfolio
The following map shows the location of our investments within our global portfolio, including our directly-held real estate, commercial mortgage loan, and properties owned by the International Affiliated Funds, as of September 30, 2020:
The following chart outlines the allocation of our investments based on fair value as of September 30, 2020:

The following charts further describe the diversification of our investments in real properties based on fair value as of September 30, 2020:
(*) Based upon the market value of the properties.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our real properties as of September 30, 2020:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	91%
Total Multifamily	2				512	units	93%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
Total Industrial	6				1200	sq ft.	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	88%
Total Office	2				240	sq ft.	100%
Other:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Total Other	1				205	sq ft.	100%
Total Investment Properties	12
The following schedule details the expiring leases at our industrial, retail, office and other properties by annualized base rent and square footage as of September 30, 2020 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (Remaining)	—	$—	—%	—	—%
2021	8	765	4%	114	7%
2022	15	2,124	11%	275	16%
2023	5	565	3%	54	3%
2024	9	1,473	8%	154	9%
2025	12	4,121	21%	560	32%
2026	2	217	1%	8	—%
2027	11	2,982	15%	90	5%
2028	4	797	4%	63	4%
Thereafter	14	6,510	33%	408	24%
Total	80	$19,554	100%	1,726	100%
(1)The annualized September 30, 2020 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded real estate investment trusts. As of September 30, 2020, we had 92 holdings and have invested $34.1 million in securities that are valued at $35.5 million on the balance sheet.
Investments in International Affiliated Funds
Investment in ECF:
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.5 billion and has called $1.4 billion of these commitments. ECF has 14 assets with a gross asset value of $2.3 billion and has a loan-to-value ratio of 36.8%. The ECF portfolio is well diversified and has a balanced country exposure with 25.5% in UK, 18.9% in Netherlands, 13.5% in Finland, 12.8% in Spain, 11.0% in Italy, 4.0% in France, and 3.3% in Austria, resulting in an annualized since inception income return of 4.2%.
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $29.3 million (€25.0 million) into ECF. As of September 30, 2020, the Company has fully satisfied its commitment.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2020 ($ in thousands):

Investment in ECF
Balance as of December 31, 2019	$28,144
Income distribution	(546)
Income from equity investment in unconsolidated international affiliated fund	70
Foreign currency translation adjustment	1,319
Balance as of September 30, 2020	$28,987
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2020 was $0.3 million and $0.1 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $666.5 million and has called $361.5 million of these commitments. APCF has 13 assets with a gross asset value of $567.9 million and has a loan-to-value ratio of 40%. As APCF ramps up, it currently has 14% exposure in Australia, 78% in Japan and 8% in South Korea resulting in an annualized since inception income return of 3.2%.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, the Company increased its commitment by $20.0 million, raising the total commitment to $30.0 million. As of September 30, 2020, the Company has funded $19.9 million of its total $30.0 million commitment.

The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2020 ($ in thousands):

Investment in APCF
Balance as of December 31, 2019	$9,590
Contributions	9,855
Income distribution	(169)
Income from equity investment in unconsolidated international affiliated fund	967
Balance as of September 30, 2020	$20,243
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2020 was $0.7 million and $1.0 million, respectively.
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
For the three and nine months ended September 30, 2020 and 2019, we did not incur any unrealized gains or losses on our commercial mortgage loan.
Loan terms for the mezzanine loan as of September 30, 2020 are summarized below ($ in thousands):

Investment Name	Asset Type	Location	Interest Rate	Origination Date	Maturity Date	Periodic Payment Terms	Commitment Amount	Unfunded Amount	Principal Receivable	Fair Value
55 Grand Ave	Mezzanine Loan	Maspeth, NY	Libor + 570 bps	March 28, 2019	March 29, 2022	Interest Only	$14,375	$707	$13,668	$13,668

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
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the nine months ended September 30, 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. During the second quarter of 2020, we received multiple requests for rent relief as a result of the COVID-19 pandemic. Relief requests have generally been comprised of rent deferrals, with rent postponed for a brief period (i.e. less than 12 months) and then repaid over the remaining duration of the lease. As of September 30, 2020, we did not have material exposure to tenant defaults or rent concessions for our direct real estate properties. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts us will depend on future developments.
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

Results of Operations
The following table sets forth the results of our operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Revenues
Rental revenue	$9,447	$7,939	$1,508	$28,467	$22,313	$6,154
Income from commercial mortgage loan	252	259	(7)	743	1,119	(376)
Total revenues	9,699	8,198	1,501	29,210	23,432	5,778
Expenses
Rental property operating	2,950	2,543	407	8,615	7,169	1,446
General and administrative	830	811	19	2,782	2,842	(60)
Advisory fee due to affiliate	868	527	341	2,395	1,490	905
Depreciation and amortization	4,746	3,351	1,395	12,976	10,530	2,446
Total Expenses	9,394	7,232	2,162	26,768	22,031	4,737
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	636	2,561	(1,925)	(3,602)	7,666	(11,268)
Income (loss) from equity investment in unconsolidated international affiliated funds	965	(85)	1,050	1,038	(85)	1,123
Interest income	39	31	8	109	82	27
Interest expense	(791)	(1,262)	471	(2,885)	(3,352)	467
Net income (loss)	1,154	2,211	(1,057)	(2,898)	5,712	(8,610)
Net income attributable to Series A preferred stock	4	4	—	11	11	—
Net income (loss) attributable to common stockholders	$1,150	$2,207	$(1,057)	$(2,909)	$5,701	$(8,610)
Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the three and nine months ended September 30, 2020 and 2019 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2020 and 2019 and are further discussed below in Same Property Results of Operations.
Income from Commercial Mortgage Loan
During the nine months ended September 30, 2020, income from our commercial mortgage loan decreased $0.4 million in comparison to the corresponding period in 2019 primarily due to the sale of the senior portion of the commercial mortgage loan in June 2019.
General and Administrative Expenses
During the three months ended September 30, 2020, general and administrative expenses increased slightly in comparison to the corresponding periods in 2019 primarily due to an increase in professional fees incurred for legal and audit services. During the nine months ended September 30, 2020, general and administrative decreased $0.1 million in comparison to the corresponding period in 2019 primarily due to a one time disposition fee on the sale of the senior portion of the commercial mortgage loan in June 2019.

Advisory Fee Due to Affiliate
During the three and nine months ended September 30, 2020, the advisory fee due to affiliate increased by $0.3 million and $0.9 million, respectively, as compared to the corresponding periods in 2019 due to the growth of our NAV.
Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income (loss) from real estate-related securities decreased $1.9 million and $11.3 million, respectively, for the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019. The decrease is due to the adverse market conditions and losses incurred to re-balance our portfolio amidst the current conditions.
Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds
During the three and nine months ended September 30, 2020, income from International Affiliated Funds increased by $1.1 million as compared to the corresponding periods in 2019. The increase was primarily due to unrealized gains from property valuations on the underlying properties in ECF for Q2 2020 and an increase in our allocable share of operating income from ECF and APCF.
Interest Expense
During the three months ended September 30, 2020, interest expense decreased $0.5 million, compared to the corresponding periods in 2019. The decrease was due to principal payments made on our Credit Facility and falling interest rates resulting from the market instability associated with the COVID-19 pandemic.

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
For the three and nine months ended September 30, 2020 and 2019, our same property portfolio consisted of three industrial, two multifamily, one office and one retail property.
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
The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$1,150	$2,207	$(2,909)	$5,701
Adjustments to reconcile to same property NOI
General and administrative	830	811	2,782	2,842
Advisory fee due to affiliate	868	527	2,395	1,490
Depreciation and amortization	4,746	3,351	12,976	10,530
(Income) loss from real estate-related securities	(636)	(2,561)	3,602	(7,666)
Income from commercial mortgage loan	(252)	(259)	(743)	(1,119)
(Income) loss from equity investment in unconsolidated international affiliated funds	(965)	85	(1,038)	85
Interest income	(39)	(31)	(109)	(82)
Interest expense	791	1,262	2,885	3,352
Series A Preferred Stock	4	4	11	11
NOI	6,497	5,396	19,852	15,144
Non-same property NOI	1,900	839	5,961	1,396
Same property NOI	$4,597	$4,557	$13,891	$13,748
The following table details the components of same property NOI for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$	%	2020	2019	$	%
Rental Revenue	$6,825	$6,803	$22	—%	$20,336	$20,463	$(127)	(1)%
Total revenues	6,825	6,803	22	—%	20,336	20,463	(127)	(1)%
Property operating	2,228	2,246	(18)	(1)%	6,445	6,715	(270)	(4)%
Total expenses	2,228	2,246	(18)	(1)%	6,445	6,715	(270)	(4)%
Same property NOI	$4,597	$4,557	$40	1%	$13,891	$13,748	$143	1%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended September 30, 2020 and 2019, rental revenues remained steady across the same property portfolio. For the nine months ended September 30, 2020, rental revenue decreased $0.1 million as compared to the corresponding period in 2019 due to lease termination income earned from our retail property in July 2019.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three months ended September 30, 2020 and 2019, property operating expenses remained steady across the same property portfolio. For the nine months ended September 30, 2020 and 2019, property operating expenses decreased $0.3 million across the same property portfolio. The decrease was primarily due to a reduction in insurance expenses incurred and real estate taxes owed based on property reassessments during the nine ended September 30, 2020 as compared to the corresponding periods in 2019.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations and use of proceeds from our Credit Facility, and cash needs for asset acquisitions are funded by public offerings of our common stock and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have raised substantial proceeds in the public offering and acquired a broad portfolio of real estate investments, our target leverage ratio will be approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our leverage ratio calculation will also factor in the leverage ratios of other vehicles and funds established by Nuveen Real Estate in which we may invest, including the International Affiliated Funds. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three and nine months ended September 30, 2020. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of September 30, 2020, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
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
As of September 30, 2020, we had $68.8 million in borrowings and had outstanding accrued interest of $0.1 million. For the three and nine months ended September 30, 2020, we incurred $0.3 million and $1.3 million, respectively, in interest expense.
As of September 30, 2020, we are in compliance with all loan covenants.
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
As of September 30, 2020, we had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three and nine months ended September 30, 2020, we incurred $0.4 million and $1.1 million, respectively, in interest expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$13,591	$8,831
Cash flows used in investing activities	(19,805)	(66,940)
Cash flows (used in) provided by financing activities	(7)	64,664
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,221)	$6,555
Cash flows provided by operating activities increased $4.8 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 due to increased cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities decreased $47.1 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to prior year fundings related to the acquisition of East Sego Lily and the origination of our commercial mortgage loan for $44.1 million and $45.7 million, respectively. This was partially offset by the sale of the senior portion of the commercial mortgage loan for $34.3 million, additional fundings of $9.9 million towards our $30.0 million commitment to APCF and deposits on real estate property of $2.9 million.
Cash flows (used in) provided by financing activities decreased by $64.7 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to a net decrease in borrowings on the Credit Facility of $87.3 million and a $11.2 million increase in distributions paid to stockholders, offset by an increase in net proceeds from issuance of common stock of $34.6 million.
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
The following table presents a reconciliation of net income (loss) to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,154	$2,211	$(2,898)	$5,712
Adjustments:
Real estate depreciation and amortization	4,878	3,351	13,361	10,530
Funds from Operations	6,032	5,562	10,463	16,242
Straight-line rental income	(283)	(283)	(1,453)	(952)
Amortization of above-and-below market lease intangibles	(179)	(93)	(539)	(357)
Unrealized (gain) loss from changes in fair value of real estate-related securities	(897)	(2,047)	828	(4,859)
Amortization of restricted stock awards	17	17	51	51
Unrealized loss (income) from investment in international affiliated funds	(736)	228	(323)	293
Adjusted Funds from Operations attributable to stockholders	$3,954	$3,384	$9,027	$10,418
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
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. We accrued $2.0 million for September 2020 in Distribution Payable on the Consolidated Balance Sheets.
For the three and nine months ended September 30, 2020, we declared and paid distributions in the amount of $5.8 million and $20.2 million.
Beginning January 31, 2020, we declared monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.5130 per share for the nine months ended September 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient of such stockholder servicing fee. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2020:

	Class T	Class S	Class D	Class I
January 31, 2020	$0.0401	$0.0402	$0.0455	$0.0478
February 29, 2020	0.0408	0.0408	0.0458	0.0479
March 31, 2020	0.0406	0.0406	0.0459	0.0481
April 30, 2020	0.0402	0.0406	0.0452	0.0529
May 31, 2020	0.0395	0.0402	0.0447	0.0518
June 30, 2020	0.0392	0.0396	0.0443	0.0515
July 31, 2020	0.0393	0.0393	0.0444	0.0465
August 31, 2020	0.0396	0.0396	0.0448	0.0470
September 30, 2020	0.0396	0.0396	0.0446	0.0467
Total	$0.3589	$0.3605	$0.4052	$0.4402

The following table summarizes our distributions declared and paid during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,217	90.03%	$3,796	98.91%
Reinvested in shares	578	9.97%	42	1.09%
Total distributions	$5,795	100.00%	$3,838	100.00%
Sources of distributions
Cash flows from operating activities	$5,217	100.00%	$3,796	100.00%
Total sources of distributions	$5,217	100.00%	$3,796	100.00%
Cash flows from operating activities	$5,217		$3,986

The following table summarizes our distributions declared and paid during the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$18,868	93.25%	$8,924	99.29%
Reinvested in shares	1,365	6.75%	64	0.71%
Total distributions	$20,233	100.00%	$8,988	100.00%
Sources of distributions
Cash flows from operating activities	$13,591	72.03%	$8,831	98.96%
Debt proceeds	5,277	27.97%	93	1.04%
Total sources of distributions	$18,868	100.00%	$8,924	100.00%
Cash flows from operating activities	$13,591		$8,831
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2020 ($ and shares in thousands, except per share data):

Components of NAV	September 30, 2020
Investments in real property	$437,448
Investments in international affiliated funds	49,230
Investments in real estate-related securities	35,465
Investments in commercial mortgage loan	13,668
Cash and cash equivalents	4,109
Restricted cash	5,341
Other assets	5,905
Debt obligations	(116,207)
Other liabilities	(9,574)
Subscriptions received in advance	(5,341)
Stockholder servicing fees payable the following month(1)	(40)
Net Asset Value	$420,004
Net Asset Value attributable to Series A preferred stock	$140
Net Asset Value attributable to common stockholders	$419,864
Number of outstanding shares of common stock	39,790
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2020, we have accrued under GAAP approximately $4.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2020 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$30,758	$22,354	$12,189	$39,316	$315,247	$419,864
Number of outstanding shares	2,971	2,162	1,169	3,757	29,731	39,790
NAV per shares as of September 30, 2020	$10.35	$10.34	$10.43	$10.46	$10.60

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2020 valuations, based on property types. Once we own more than one retail and other property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.75%	6.01%
Multifamily	6.88	5.40
Office	7.05	6.41
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.9%	+2.0%
(weighted average)	0.25% increase	(2.0)%	(1.9)%	(1.5)%
Exit Capitalization Rate	0.25% decrease	+2.7%	+2.9%	+2.5%
(weighted average)	0.25% increase	(2.8)%	(2.8)%	(2.3)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2020
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$358,988
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	4,009
Unrealized real estate appreciation(3)	19,504
Unrealized mortgage payable appreciation(4)	570
Accumulated depreciation and amortization(5)	36,073
Straight-line rent receivable	(3,788)
Net Asset Value	$420,004
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$116,777	$—	$68,777	$—	$48,000
APCF unfunded commitment	10,145	10,145	—	—	—
Organization and offering costs	4,648	—	—	1,704	2,944
Interest expense(1)	10,142	2,280	3,074	4,536	252
Total	$141,712	$12,425	$71,851	$6,240	$51,196
(1) Represents interest expense for our fixed rate Mortgage Payable and Credit Facility with the assumption that the Credit Facility paid off at maturity.
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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. These risks have been heightened as a result of the COVID-19 pandemic.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of September 30, 2020.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of September 30, 2020.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2020, the outstanding principal balance of our variable rate indebtedness was $68.8 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
Our Credit Facility is variable rate and indexed to one-month U.S. Dollar-denominated LIBOR. For the three and nine months ended September 30, 2020, a 10% increase one-month U.S denominated LIBOR would have resulted in increased interest expense of approximately $30,000 and $130,000, respectively. The fair market value of the Credit Facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our Credit Facility a 100 basis point increase in LIBOR will reduce our net income by $0.1 million and a similar basis point decrease will increase our net income by $0.1 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of the Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we nor the Advisor are currently involved in any material litigation.
Item 1A. Risk Factors.

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 14, 2020, and to the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 12, 2020.
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
As of September 30, 2020, we received gross proceeds of $409.7 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	2,970,731	2,162,414	1,168,583	3,757,046	29,730,608	39,789,382
Gross offering proceeds	$32,418	$23,062	$12,661	$41,511	$300,000	409,652
Selling commissions and other dealer manager fees	(838)	(213)	—	—	—	(1051)
Accrued stockholder servicing fees	(1,872)	(1,354)	(1,108)	—	—	(4,334)
Net offering proceeds	$29,708	$21,495	$11,553	$41,511	$300,000	$404,267

We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $417.9 million of real estate, investments in International Affiliated Funds of $49.2 million, a commercial mortgage loan of $13.7 million and $34.1 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $68.8 million of financing from the Credit Facility and $48.0 million from the mortgage payable. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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
During the nine months ended September 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2020	2,350	0.0061%	$10.51	2,350	—
May 2020	63,458	0.1655%	$10.41	63,458	—
July 2020	60,003	0.1534%	10.40	60,003	—
August 2020	13,402	0.0336%	10.43	13,402	—
September 2020	35,489	0.0888%	10.47	35,489	—
	174,702	N/M	$10.42	174,702	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
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
Date: November 10, 2020