Form 10-K
period 2020-12-31
Nuveen Global Cities REIT, Inc.
filed 2021-03-26
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.
As of March 26, 2021, there were 3,746,553 outstanding shares of Class T common stock, 4,726,702 outstanding shares of Class S common stock, 1,683,058 outstanding shares for Class D common stock, 6,016,219 outstanding shares for Class I common stock and 29,730,608 outstanding shares of Class N common stock.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions and the continuing impact of the coronavirus pandemic, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
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
“Other Nuveen Real Estate Accounts” means investment funds, real estate investment trusts ("REITs"), vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate (as defined below) or its affiliates, including the International Affiliated Funds (as defined below), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over- flow funds, co-investment vehicles and other entities formed in connection with Nuveen Real Estate or its affiliates side-by-side or additional general partner investments with respect thereto).
General Description of Business and Operations
Nuveen Global Cities REIT, Inc. (the “Company”) is a Maryland corporation formed on May 1, 2017. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We will seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We believe we have operated, and we intend to continue to operate, in a manner that has allowed us, and will allow us to continue, to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2018.
Our board of directors has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement, however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have registered with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-11 (File No. 333-222231) for an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-252-77) for our follow-on public offering of up to $5 billion in shares of common stock, which has not yet been declared effective.
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
Investment Strategy
Through its affiliation with Nuveen Real Estate, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Nuveen Real Estate is one of the world’s largest real estate investment managers, with approximately $133 billion in real estate assets under management across its equity and debt platform around the world, including over $90 billion in real estate assets under management in the United States.
Nuveen Real Estate has designed an investment strategy developed from long-term structural growth research that is focused on commercial real estate investments in or around a universe of cities Nuveen Real Estate believes are well positioned across North America, Europe and the Asia-Pacific region. We are building a diversified portfolio of high quality, stabilized, income-oriented commercial real estate with good fundamentals located in or around certain global cities that have been identified, through Nuveen Real Estate’s research and filtering process, for their resilience, structural performance potential and ability to deliver an attractive and stable distribution yield.
Nuveen Real Estate has selected cities using a two-pronged approach to top-down analysis, seeking to capture both structural megatrends and tactical real estate fundamentals that Nuveen Real Estate believes will provide a strong foundation for long-term success. We use the term structural megatrends to describe long-term trends which play out over decades as opposed to the short-term business cycle. Several key examples of such trends which we may consider in evaluating a potential investment include: (1) demographic changes (e.g., population growth, urbanization, aging population), (2) technology changes (e.g., online retailing), (3) sustainability, and (4) shift of economic/political power and class demographics (e.g., recent strong growth in middle class consumers in developing countries). We use the term “tactical real estate fundamentals” to refer to economic and demographic variables relevant to our real estate investment criteria (e.g., vacancy rates, new construction rates, take-up of space and employment growth), which we evaluate with regard to market cycles impacting markets over one to five year periods. At the investment level, the focus is on high quality assets in strong locations with high occupancy levels and secure income streams. We use the term “strong locations” to refer to geographic locations with stable and high demand from real estate occupiers that fall within our real estate investment criteria. The strength of the location will depend on many factors such as infrastructure, proximity, micro-climate, effectiveness of local government, crime rates, green space, etc., which are evaluated by Nuveen Real Estate and the Advisor. To enhance returns, and because of Nuveen Real Estate’s global platform and local expertise, assets with the potential for asset management and growth is sought out where possible.
We expect over time that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include properties in Canada, Europe and the Asia-Pacific region. In order to enhance the level of diversification, we make our European and Asia-Pacific investments through funds established by Nuveen Real Estate, including the European Cities Fund and the Asia-Pacific Cities Fund (collectively, the “International Affiliated Funds”). The International Affiliated Funds are designed by Nuveen Real Estate and utilize the same cities-focused long-term research strategy that we employ.
Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types including office, industrial, multifamily and retail properties, as well as other specialty property types (e.g., medical office, life science, self-storage, student and single family housing, senior living and hospitality). We are targeting up to 40% of our total assets less cash will be in commercial real estate located outside of the United States, including our interests in the International Affiliated Funds. We consider a property to be “stabilized” when it is leased to market occupancy, has minimal short-term tenant turnover and requires minimal capital improvements to maintain present operating standards.
We complement our real estate investments by investing to a lesser extent in “real estate-related assets,” which we define as including:
•Real estate-related securities, such as common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”). These securities provide a source of liquidity for our share repurchase plan, cash management and other purposes; and
•Debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities ("CMBS"). These investments help to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors.
Our real estate-related securities strategy is designed to generate current income by following a largely sector-neutral approach, with the aim of giving us broad real estate exposure, diversification and a more consistent return profile. We believe that our real estate-related securities help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties while also seeking to generate superior, risk-adjusted returns over the long term by actively managing the portfolio.
Our commercial real estate debt strategy is designed to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors. We believe that our investments in commercial mortgages offer stable, income-focused returns with a low correlation to wider property and investment markets, as well as offering substantial downside and performance protection. Commercial mortgages typically offer attractive risk-adjusted returns, especially in the later stages of the property cycle, and complement our long-term strategy by acting as a diversifier within the portfolio.
We believe that our structure as a perpetual-life REIT allows us to acquire and manage our investment portfolio in a more active and flexible manner, as we are not limited by a predetermined operational period and the need to provide a “liquidity event” at the end of that period.
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
Investments in Properties
To execute our investment strategy, we invest in or around certain global cities selected for their resilience, long-term structural performance and potential to deliver an attractive and stable distribution yield.
Our investments in commercial real estate focus on a range of asset types including office, industrial, multifamily and retail properties, as well as other specialty property types. We expect that over time a majority of our real estate investments will be located in the United States and a substantial but lesser portion of our portfolio will be located in Canada, Europe and the Asia-Pacific region. We target that up to 40% of our total assets less cash will be in investments located outside of the United States, including the International Affiliated Funds, which are managed by affiliates of the Advisor. We believe that owning indirect interests in the properties owned by the International Affiliated Funds, together with the properties we acquire directly, will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term.
Investments in the International Affiliated Funds
The International Affiliated Funds are private real estate funds managed by affiliates of Nuveen Real Estate that invest exclusively in stabilized, income-oriented commercial real estate in Europe and the Asia-Pacific region. Our investments in the International Affiliated Funds enable us to invest side-by-side with a number of institutional investors into a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e. core real estate) located in Europe and the Asia-Pacific region. Since the scale of capital required to acquire a diversified portfolio of these types of properties on a global basis and across sectors is substantial, we believe that owning indirect interests in the properties owned by the International Affiliated Funds will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term. The limited partnership interests we hold in the International Affiliated Funds are generally treated in the same way as investments by other investors in the International Affiliated Funds. International investments involve unique risks. See “Risk Factors—Risks Related to International Investments.” Because certain international investments may expose us to currency risks, we may enter into currency rate swaps or caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our currency risk.
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitations on indebtedness for money borrowed in our charter described below, our target leverage ratio is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. Our leverage ratio calculation also factors in the leverage ratios of other funds in which we may invest, including the International Affiliated Funds. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, are not included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).
Our real estate-related assets portfolio may have embedded leverage. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and/or net proceeds from our continuous offering, we may decide to obtain a line of credit under which we would reserve borrowing capacity. If we decide to obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
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

Our Taxation as a REIT

We believe we have operated in a manner that has allowed us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 2018 and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

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
Human Capital
We do not have any employees. We are externally managed by the Advisor pursuant to the advisory agreement. Our executive officers serve as officers of the Advisor, and are employed by an affiliate of the Advisor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationship and Related Transactions—The Advisor.”
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Nuveen and the Advisor. See Item 1A — “Risk Factors.”
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.nuveenglobal.com. We also routinely post on our website important information about the Company, including press releases and other information. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.
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

RISK FACTOR SUMMARY

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”

Risks Related to Our Organizational Structure
•You will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest, such as the International Affiliated Funds (as defined below), which makes your investment more speculative.
•There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
•Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
•The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
•We are dependent on Nuveen Real Estate and its affiliates, including the Advisor, and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave Nuveen Real Estate or otherwise become unavailable to us.
•The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
•Purchases and repurchases of shares of our common stock are not made based on the current net asset value (“NAV”) per share of our common stock.
•Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
•Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in the Operating Partnership (as defined below) whose interests may not be aligned with those of our stockholders.

Risks Related to Our Operations
•The continuing spread of a new strain of coronavirus, which causes the viral disease known as coronavirus disease 2019 (“COVID-19”), may adversely affect our investments and operations.

Risks Related to Investments in Real Estate
•Our portfolio may be concentrated in a limited number of asset types, geographies or investments.
•Our board of directors may change our investment and operational policies or our investment guidelines without stockholder consent.
•We face significant competition in acquiring properties.
•We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other Nuveen Real Estate Accounts (as defined below). Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
•Our ability to redeem all or a portion of our investment in the International Affiliated Funds is subject to significant restrictions.
•In our due diligence review of potential investments, we may rely on third-party consultants and advisors, as well as certain of our joint venture partners, and representations made by sellers of potential portfolio properties, and we or those we rely upon may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

•We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
•We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
•We may be unable to renew leases as leases expire.

Risks Related to Investments in Real Estate-Related Assets
•We invest in equity of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
•Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
•Our investments in debt back principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Risks Related to International Investments and Debt Financing
•We are subject to additional risks from our international investments.
•Investments in properties or other real estate-related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
•We incur mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
•If we draw on the Credit Facility (as defined below) or any future line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

Risks Related to our Relationship with the Advisor and the Dealer Manager
•We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
•The Advisor’s inability to retain the services of key real estate professionals could hurt our performance.
•The fees we pay in connection with the Offering (as defined below) and the agreements entered into with Nuveen and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

Risks Related to Conflicts of Interest
•Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
•The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.
•Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Risks Related to our REIT Status and Certain Other Tax Items
•If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
•Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
•Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
•Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
•Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

ITEM 1A. Risk Factors.
An investment in shares of our common stock involves risks.You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. If any of the events described below actually occurs, our business, financial condition and operating results could be materially adversely affected. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.
Risks Related to Our Organizational Structure

You will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest, such as the International Affiliated Funds, which makes your investment more speculative.
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future. We will seek to invest substantially all of the net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related assets and the International Affiliated Funds. However, because you are unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Further, we may not have the opportunity to evaluate or approve properties acquired or other investments made by entities in which we invest, such as the International Affiliated Funds. You will likewise have no opportunity to evaluate future transactions completed and properties acquired by the International Affiliated Funds. The Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the International Affiliated Funds. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as coronavirus disease 2019 ("COVID-19"), may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. In response to the coronavirus pandemic, governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The coronavirus has resulted in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and has led to a substantial increase in unemployment.

As a result of our property investments being located in the United States, the coronavirus has impacted and will continue to impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our office, multifamily and industrial properties may be negatively impacted by tenant bankruptcies and defaults. To the extent we acquire hospitality properties, a variety of factors related to the coronavirus have, and are expected to continue to, cause a decline in business and leisure travel, negatively impacting these properties.

Our investments in the International Affiliated Funds have been and may continue to be similarly and negatively impacted by the coronavirus in the foreign countries where their investments are located.

Although the U.S. Food and Drug Administration has approved certain therapies and three vaccines for emergency use and distribution to certain groups of individuals as of the date of this Annual Report on Form 10-K, (i) the initial rollout of vaccine distribution has encountered significant delays, and (ii) there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows.

The extent to which the coronavirus may further impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, and the availability of effective therapies or vaccines, among others. COVID-19 and the resulting current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which is generally equal to our prior month’s NAV per share, and not based on the price at which you initially purchased your shares). Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price for the class of shares being repurchased as of the repurchase date. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.
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
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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

Economic events affecting the U.S. or global economy could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. Recent examples of such events include the outbreak of COVID-19. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2020, we funded our distributions approximately 69% from cash flows from operating activities and 31% from debt proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
We are dependent on Nuveen Real Estate and its affiliates, including the Advisor, and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave Nuveen Real Estate or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on Nuveen Real Estate and the Advisor. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor and Nuveen Real Estate.

The officers and key personnel of the Advisor evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.

Neither the Advisor nor Nuveen Real Estate are obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other accounts and funds. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Nuveen Real Estate and Nuveen, will also be required by other accounts and funds. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that the Advisor will remain our advisor or that we will continue to have access to Nuveen Real Estate’s or Nuveen’s officers and key personnel. The advisory agreement is expected to be renewed annually. If the advisory agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan. The International Affiliated Funds are also managed by Nuveen affiliates. Their performance and success are also dependent on Nuveen Real Estate and Nuveen and the International Affiliated Funds are likewise subject to these risks.

The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate properties and real estate-related assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors is required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of
Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate properties and real estate-related assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors is required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor.

Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.
Generally, our offering price per share and the price at which we make repurchases of our shares equals the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the offering price you pay or the repurchase price you receive. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.
We may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share.
While the transaction price for shares of our common stock normally equals the prior month’s NAV, we maintain the flexibility to adjust the transaction price to a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price), or to suspend the Offering or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.
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
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Advisor's advisory fee. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Advisor's advisory fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Nuveen's policies and procedures, making adjustments to prior NAV calculations.
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
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
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.
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
Our charter permits our board of directors to authorize us to issue preferred stock ranking senior to our current common stock with respect to distribution rights or rights upon our liquidation, dissolution or winding up or on terms that may discourage a third party from acquiring us.
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to the additional limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), our charter provides that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor or any of our or the Advisor’s affiliates, for any liability or loss suffered by them or hold our directors, the Advisor and any of our Advisor's affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor or any of our or the Advisor’s affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be until December 31, 2023, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
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

Nuveen Real Estate, Nuveen and the Advisor are affiliates of TIAA and therefore are subject to banking laws, regulations and orders that apply to TIAA including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (as amended, the “Dodd-Frank Act”) and Section 619 thereof (the “Volcker Rule”). Because TIAA invested $300 million in shares of our Class N common stock, we are deemed to be a “banking entity” until TIAA and its affiliates are no longer deemed to have “control” (as defined by the Volcker Rule). Subject to a number of exceptions, the Volcker Rule and its implementing regulations prohibit banking entities from engaging in “proprietary trading” (as defined in those regulations) and prohibit banking entities from sponsoring or acquiring or retaining an “ownership interest” in “covered funds” (each term as defined in these regulations). In addition, a banking entity may not enter into certain so-called “covered transactions” with any covered fund that the banking entity sponsors, organizes and offers or which the banking entity serves as investment manager, investment advisor or commodity trading advisor, except as permitted pursuant to certain specified exemptions. Finally, it is possible that, under the Volcker Rule and its implementing regulations, certain pooled investment vehicles that we are considered to “control” for purposes of the Volcker Rule, including the International Affiliated Funds, may themselves be deemed to be banking entities and subject to the requirements and restrictions of the Volcker Rule, unless there is an applicable exception or exemption.
The Volcker Rule and its implementing regulations requires us to establish and maintain a compliance program and restricts our ability to engage in certain investment activities as described above, and which may result in potential loss of diversification opportunities. We have additional expenses related to monitoring our trades in our securities investments over our peers who are not subject to the Volcker Rule. The costs of implementing and maintaining a compliance program and the restrictions on our investment activities could lower our overall returns with respect to our investments in financial instruments. If our investments in the International Affiliated Funds, in or with Other Nuveen Real Estate Accounts or otherwise are deemed to be investments in covered funds, we may be required to sell our investments quickly and possibly at a discount, depending on market conditions. These limitations and restrictions could disadvantage us against competitors that are not subject to the Volcker Rule.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act").
We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the 1940 Act. However, there can be no assurance that we, the Operating Partnership or the subsidiaries of the Operating Partnership will be able to successfully avoid operating as an investment company.
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
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the 1940 Act. To maintain compliance with the applicable exemption under the 1940 Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the 1940 Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business.
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
The Advisor is not registered and does not intend to register as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Advisor is required to register as an investment advisor under the Advisers Act, it could impact our operations and possibly reduce your investment return.
The Advisor is not currently registered as an investment advisor under the Advisers Act and does not expect to register as an investment advisor because it does not and does not intend to have sufficient regulatory assets under management to meet the eligibility requirement under Section 203A of the Advisers Act. Whether an advisor has sufficient regulatory assets under management to require registration under the Advisers Act depends on the nature of the assets it manages. In calculating regulatory assets under management, the Advisor must include the value of each “securities portfolio” it manages. The Advisor expects that our assets will not constitute a securities portfolio so long as a majority of our assets consist of assets that we believe are not securities. However, because we may also invest in several types of securities in accordance with our investment strategy and the SEC will not affirm our determination of what portion of our investments are not securities, there is a risk that such determination is incorrect and, as a result, our investments are a securities portfolio. In such event, the Advisor may be acting as an investment advisor subject to registration under the Advisers Act but not be registered. If our investments were to constitute a securities portfolio, then the Advisor would be required to register under the Advisors Act, which would require it to comply with a variety of regulatory requirements under the Advisers Act on such matters as record keeping, disclosure, compliance, limitations on the types of fees it could earn and other fiduciary obligations. As a result, the Advisor would be required to devote additional time and resources and incur additional costs to manage our business, which could possibly reduce your investment return.
Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on TIAA's, Nuveen Real Estate’s and Nuveen’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cyber security incidents. Breaches of Nuveen Real Estate’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although Nuveen Real Estate takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. The failure of Nuveen Real Estate’s or Nuveen’s systems or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate’s, Nuveen’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our stockholders and the intellectual property and trade secrets of Nuveen Real Estate and Nuveen. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.
In addition, we are highly dependent on information systems and technology. Nuveen’s and Nuveen Real Estate’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. We rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Nuveen Real Estate and Nuveen, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattack and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen Real Estate and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen Real Estate and Nuveen because Nuveen Real Estate and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen Real Estate and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen Real Estate's and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen Real Estate and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyber-attack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stakeholders (and their beneficial owners) and material nonpublic information. Although Nuveen Real Estate and Nuveen have implemented, and their portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Nuveen Real Estate and Nuveen do not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Nuveen Real Estate and Nuveen, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/

or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate's and Nuveen’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Nuveen Real Estate and Nuveen. We, Nuveen Real Estate, or Nuveen could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Nuveen Real Estate and Nuveen operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Nuveen Real Estate and Nuveen operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Nuveen Real Estate and Nuveen, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Nuveen Real Estate's and Nuveen’s computer systems and networks, or otherwise cause interruptions or malfunctions in their employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Nuveen Real Estate's and Nuveen’s businesses, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Nuveen Real Estate and Nuveen fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Nuveen Real Estate and Nuveen fund investors and clients to lose confidence in the effectiveness of our or Nuveen Real Estate's and Nuveen’s security measures.

Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as COVID-19 that was first detected in China in December 2019), may adversely affect the Company’s ability to conduct business. Such adverse effects may include the inability of the Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to Nuveen Real Estate’s business operations can cause operational issues.

Finally, we depend on Nuveen Real Estate’s and Nuveen’s headquarters for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Nuveen Real Estate’s and Nuveen’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Nuveen’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Nuveen Real Estate’s or Nuveen’s businesses and operations (including the Advisor).
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
Additionally, events such as war, terrorism, natural and environmental disasters and the spread of infectious illnesses or other public health emergencies may adversely affect the global economy and the markets in which we and the International Affiliated Funds invest. A recent example of such an event includes the COVID-19 pandemic. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.
Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas ("GHG"), emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency ("EPA"), has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
Our portfolio may be concentrated in a limited number of asset types, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Advisor concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
Any indirect investment we make, including in the International Affiliated Funds, will be consistent with the investment objectives and policies described in our prospectus and will, therefore, be subject to similar business and real estate risks.
Our indirect investments, including in the International Affiliated Funds, will have investment objectives and policies consistent with ours, and are subject to many of the same business and real estate risks as we are. For example, each of the International Affiliated Funds:
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
•is subject to risks as a result of joint ownership of real estate with Nuveen Real Estate, its affiliates or third parties;
•intends to use borrowings to partially fund acquisitions, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends to our stockholders;
•is also dependent upon Nuveen Real Estate and its key employees for its success;
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
•acquired properties may fail to perform as expected; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
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
We face significant competition in acquiring properties.
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by Nuveen and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Nuveen’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for purposes of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affecting the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other Nuveen Real Estate Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We may co-invest in the future with Nuveen’s affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with any shared investments in which we participate alongside any Other Nuveen Real Estate Accounts, the Advisor may from time to time grant absolutely and/or share with such Other Nuveen Real Estate Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other Nuveen Real Estate Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the 1940 Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Nuveen Real Estate Accounts.
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
•tax, 1940 Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;
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
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time; and
•we may rely on our joint venture partners and their personnel for certain matters, including property management and ongoing due diligence with respect to properties to which a joint venture relates, and our success with respect to such properties, to a significant extent, may depend upon the continued services of such joint venture partner.
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
In our due diligence review of potential investments, we may rely on third-party consultants and advisors, as well as certain of our joint venture partners, and representations made by sellers of potential portfolio properties, and we or those we rely upon may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence is typically conducted in a manner that the Advisor deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks, joint venture partners, and other third parties, including affiliates of the Advisor or Nuveen, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. Where affiliates of Nuveen are utilized, the Advisor’s advisory fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Further, any recourse we may have against a seller for a breach of representations and warranties may be capped and subject to time limitations and may not be adequate to cover losses that we may incur. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in our prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

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
Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.
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
We face significant competition from owners, operators and developers of properties. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.
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
We carry and intend to continue to carry insurance covering our properties under policies the Advisor deems appropriate. However, various types of losses, such as losses due to wars, riots, nuclear reaction, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable, or not economically insurable (i.e., insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments), or may be subject to insurance coverage limitations, such as large deductibles or co-payments or insurance only being available in amounts less than the full market value or replacement cost. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an investment, as well as the anticipated future revenue from the investment. In that event, we might nevertheless remain obligated for financial and other obligations related to the investment. Any loss of this nature would adversely affect us.
In addition, inflation, changes in building codes and ordinances, environmental considerations, provisions in loan documents encumbering the portfolio properties pledged as collateral for loans, and other factors might also keep us from using insurance proceeds to replace or renovate a real property investment after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which would adversely effect us.
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
We face risks in effecting operating improvements.
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
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations.Since 2011, members of Congress have introduced, and Congressional committees have considered, a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
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
Increased levels of unemployment in multifamily markets, including as a result of the COVID-19 pandemic, could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily property occupancy and rental rates have historically been adversely affected by:
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
Our multifamily properties may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our retail tenants face competition from numerous retail channels.
Retailers leasing our properties face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues, funds available for distribution and the value of our retail properties.

The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure, failure to obtain licensure or other industry developments could result in the inability of the tenants of our medical office properties to pay rent.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our medical office properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or the tenants’ failure to comply with these laws and regulations could negatively affect the ability of these tenants to make lease payments to us.
Many of our medical office properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. We cannot predict the impact of state CON laws or similar laws on the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our medical office properties. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make lease payments to us.
The healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by governmental authorities. These factors may adversely affect the economic performance of some or all of our medical office tenants and, in turn, our performance.

Our medical office properties and tenants may be unable to compete successfully due to increased competition and disruptions.
The medical office properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our medical office properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and explosion of non-traditional healthcare providers competing with traditional providers in the healthcare market, including companies like Amazon, Apple, Google, Microsoft, CVS Health, as well as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our medical office tenants’ failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their list of hospitals or physicians to which they refer patients. This could adversely affect our medical office tenants' ability to make rental payments, which could adversely affect our performance.

Any investments in life sciences properties are subject to unique risks.
Life science properties and their tenants are subject to a number of unique risks, the occurrence of any could adversely affect our results of operations and financial condition. In particular, life science tenants are subject to a number of risks unique to their industry, including (a) high levels of regulation including increasing government price controls and other healthcare cost containment measures, (b) failures in the safety and efficacy of their products, (c) significant funding requirements for product research and development, and (d) changes in technology, patent expiration, and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect property revenue and valuation.
In addition, improvements to life science properties are typically more costly than improvements to traditional office space or other property types. Many life science properties generally contain infrastructure improvements that are significantly more costly than improvements to other property types. Typical improvements include (a) reinforced concrete floors, (b) upgraded roof loading capacity, (c) increased floor-to-ceiling heights, (d) heavy-duty HVAC systems, (e) enhanced environmental control technology, (f) significantly upgraded electrical, gas, and plumbing infrastructure, and (g) laboratory benches.

Further, life sciences tenants may engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders. Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products. Failure to comply with these laws and regulations, or changes thereto, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.
Risks Related to Investments in Real Estate-Related Assets
We invest in equity of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
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

We may make open market purchases or invest in publicly traded real estate-related securities.
We invest in real estate-related securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because Nuveen Real Estate or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
The operating and financial risks of issuers and borrowers, and the underlying default risk across capital structures, may adversely affect our results of operations and financial condition.
Our real estate-related investments may involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on such investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, and an issuer’s or borrower’s financial circumstances. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below.
Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
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
Our investments in debt backed principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
We invest in debt backed principally by real estate. Any deterioration of real estate fundamentals could negatively impact our performance by making it more difficult for borrowers to satisfy their payment obligations to us, increasing the default risk, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area, fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences. There can be no assurance that there will be a ready market for the resale of our investments in debt backed principally by real estate because these investments may not be liquid. Illiquidity may result from the absence of an established market for these investments, as well as legal or contractual restrictions on their resale by us.
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
We may invest in debt backed principally by real estate that is non-recourse in nature and includes limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We invest from time to time in debt backed principally by real estate, including mezzanine loans and B-notes, which are secured by properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by a property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, the financial health of the tenants, the property location and condition, competition from other properties, real estate taxes and government regulation. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases.
In the event of any default under a real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a borrower, the real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
Our investments in debt backed principally by real estate face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. While interest rates are currently expected to remain at favorable rates in the near term, there is a consensus that the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.
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
We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial real estate, mortgages , such as retail space, office buildings, industrial property, multifamily properties and hotels. As a result, the commercial mortgages underlying CMBS generally face the risks described above in “We may invest in debt backed principally by real estate that is non-recourse in nature and includes limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition,” including risks that may adversely affect our results of operations and financial condition.

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

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.
We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and residential mortgage-backed securities (“RMBS”), which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including

RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors.
Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans are affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.
Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.
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
•different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including compliance with the United States Foreign Corrupt Practices Act;
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
•adverse market conditions caused by terrorism, civil unrest, pandemics and changes in national or local governmental or economic conditions;
•the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•general political and economic instability in certain regions; and
•the potential difficulty of enforcing obligations in other countries.
In addition, the exit by the United Kingdom (“U.K.”) from the European Union, and the present 11-month transition period, could adversely affect our investment in International Affiliated Funds. Unpredictability about the terms of the U.K.’s withdrawal and its future legal, political and economic relationships with Europe is likely to be an ongoing source of instability, produce significant currency fluctuations, and have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).
These aforementioned risks may adversely impact our performance and ability to make distributions to our stockholders.
Investments in properties or other real estate–related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from any properties or other real estate-related assets we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States, including our investments in the International Affiliated Funds, likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in-turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.
Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our international investments.
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
Risks Related to Debt Financing
We incur mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
The acquisition of properties is financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. The use of leverage involves a high degree of financial risk and increases the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) have to be made regardless of the sufficiency of cash flow from the properties.
We may increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.
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

If we draw on the Credit Facility (as defined below) or any future line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We may obtain lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to maintain the Credit Facility or any additional lines of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under our Credit Facility or any additional a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. For our variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real-estate related investments.
We pay interest under our credit facilities, and receive interest payments on certain of our real estate-related securities investments, based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform.
In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”) and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) , a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.
Our debt includes floating-rate debt for which the interest rate is tied to LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.
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
Subject to any limitations required to maintain qualification as a REIT, we may manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Risks Related to our Relationship with the Advisor and the Dealer Manager
We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Advisor in the acquisition and management of our real estate portfolio and our corporate operations. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Nuveen Real Estate’s or Nuveen’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

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
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by Nuveen Real Estate, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
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
The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.
The Advisor is paid an advisory fee for its services based on our NAV, which is calculated by our fund administrator, based on valuations provided by the independent valuation advisor and the Advisor. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.
The Advisor’s advisory fee may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, which increase the risk of our real estate portfolio.
We pay the Advisor an advisory fee based on our NAV regardless of the performance of our portfolio. The Advisor’s entitlement to an advisory fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Advisor an advisory fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
Because the advisory fee is based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.
Nuveen Real Estate and Nuveen personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Advisor and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote substantially all of their business time not only to our activities but also to the activities of several Other Nuveen Real Estate and affiliated investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Advisor and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.
We may purchase assets from or sell assets to the Advisor and its affiliates or their clients. These purchases and sales may cause conflicts of interest, including with respect to the consideration offered and the obligations of such affiliates. The purchases and sales referred to in this paragraph are subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.
Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Certain inherent conflicts of interest arise from the fact that Nuveen and its affiliates, provide investment management and other services both to us and to other persons and entities, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of Other Nuveen Real Estate Accounts. In particular, there will be overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real

Estate Accounts that may be established. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.
Other Nuveen Real Estate Accounts with similar investment objectives to ours engage in material real estate acquisitions each year. Total equity investments in the United States by Other Nuveen Real Estate Accounts in each of 2018, 2019 and 2020 were $48.3 billion, $51.7 billion and $52.5 billion, respectively.
While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner as required pursuant to our charter and the Advisory Agreement, the portfolio strategies employed by the Advisor, Nuveen Real Estate or their affiliates in managing the Other Nuveen Real Estate Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, Nuveen Real Estate or their affiliates may also give advice to the Other Nuveen Real Estate Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.
The allocation of investment opportunities may be based on the Advisor’s or its affiliates’ determination of the expected returns for such investments (e.g., specific investment opportunities with higher expected returns may be allocated to Other Nuveen Real Estate Accounts whereas those with lower relative expected returns may be allocated to us). At times, the investment professionals employed by the Advisor or its affiliates and other investment vehicles affiliated with the Advisor or Nuveen may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds or investment companies for which he or she exercises investment responsibility and not for us.
There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Nuveen Real Estate Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Nuveen Real Estate Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm or by the Advisor and its affiliates. Similarly, there may also be circumstances, including in the case where there is a single buyer who is seeking to purchase a pool or combination of assets, properties, securities or instruments, where we and Other Nuveen Real Estate Accounts participate in a single or related transactions with such buyer where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Nuveen Real Estate Accounts. The allocation of such specific items may be based on the Advisor’s determination of the expected returns for such items (e.g., specific items with higher expected returns may be allocated to Other Nuveen Real Estate Accounts whereas those with lower relative expected returns may be allocated to us or vice versa), and in any such case the combined purchase price paid by such buyer would be allocated among the multiple assets, properties, securities or instruments based on a determination by such buyer, by a third party valuation firm or the Advisor and its affiliates. There can be no assurance that the relevant investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated or received if such investment were sold independently rather than as a component of a portfolio sale that contains investments of Other Nuveen Real Estate Accounts.
The amount of advisory fees paid by us may be less than or exceed the amount of management fees paid by Other Nuveen Real Estate Accounts. Such variation may create an incentive for Nuveen Real Estate to allocate a greater percentage of an investment opportunity to us or such Other Nuveen Real Estate Accounts, as the case may be.
Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Nuveen or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities except under certain limited circumstances. Under this resolution, Nuveen and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons are able to engage in competing activities without any restriction imposed as a result of Nuveen’s or its affiliates’ status as a stockholder or Nuveen’s affiliates’ status as our officers or directors.

We may co-invest with Nuveen affiliates in real estate-related assets and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Nuveen Real Estate Accounts have a different principal investment, conflicts of interest may arise between us and Other Nuveen Real Estate Accounts, and the Advisor may take actions that are adverse to us.
We may co-invest with Other Nuveen Real Estate Accounts in investments that are suitable for both us and such Other Nuveen Real Estate Accounts. We and the Other Nuveen Real Estate Accounts may make or hold investments in the same asset or issuer. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Nuveen Real Estate Accounts, the Advisor and its affiliates may be presented with decisions when our interests and the interests of the Other Nuveen Real Estate Accounts are in conflict and actions may be taken for the Other Nuveen Real Estate Accounts that are adverse to us.
Other Nuveen Real Estate Accounts may also participate in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest or otherwise in different classes of such issuer’s securities. If we make or have an investment in a property in which an Other Nuveen Real Estate Account has a mezzanine or other debt investment, Nuveen Real Estate and its affiliates may have conflicting loyalties between its duties to us and to other affiliates. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other Nuveen Real Estate Accounts, the Advisor and its affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other Nuveen Real Estate Accounts are in conflict, and Nuveen Real Estate and its affiliates may have conflicting loyalties between duties to us and to other affiliates. In that regard, actions may be taken for the Other Nuveen Real Estate Accounts that are adverse to us.
We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.
We and any Other Nuveen Real Estate Accounts may invest in shared assets typically through the formation of joint ventures. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related to Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other Nuveen Real Estate Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
Nuveen and its affiliates may raise or manage Other Nuveen Real Estate Accounts which could result in the reallocation of Nuveen personnel and the direction of potential investments to such Other Nuveen Real Estate Accounts.
Nuveen reserves the right to raise and manage additional accounts and funds, including the Other Nuveen Real Estate Accounts and other opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, there is overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real Estate Accounts that may be established. The closing of an Other Nuveen Real Estate Account could result in the reallocation of Nuveen personnel, including reallocation of existing real estate professionals, to such Other Nuveen Real Estate Accounts. In addition, potential investments that may be suitable for us may be directed toward such Other Nuveen Real Estate Accounts.
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
Certain properties owned by us or an Other Nuveen Real Estate Account may be leased out to tenants that are affiliates of Nuveen, including but not limited to Other Nuveen Real Estate Accounts and their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Advisor will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We believe we have operated, and we intend to continue to operate, in a manner that has allowed us, and will allow us to continue, to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning on or after January 1, 2018 through 2025. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law which makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.

We cannot assure stockholders that the Tax Cuts and Jobs Act, the CARES Act, or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the REIT gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the REIT asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the REIT asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.
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

Restrictions on deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.
Rules enacted as part of the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” The CARES Act increases the 30% limitation to 50% for taxable years beginning in 2019 or 2020 and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year. Unless a partner elects otherwise, 50% of its share of a partnership’s “excess business interest” for its 2019 taxable year will be treated as paid by the partner in its 2020 taxable year and will not be subject to any limitation. A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
If the Operating Partnership failed to qualify as a partnership or is not disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
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
Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.
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

The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms.We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Offering of Common Stock
The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2021, there were 16,172,532 stockholders of record of our common stock, including 3,746,553 holders of Class T shares, 4,726,702 holders of Class S shares, 1,683,058 holders of Class D shares, and 6,016,219 holders of Class I shares. Our Class N shares are not offered or sold in the Offering.
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
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or re allowed (paid) to, participating broker-dealers. Through December 31, 2020, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees and stockholder servicing fees.
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
The following table presents our monthly NAV per share for each of the five classes of shares since our inception through December 31, 2020:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
May 31, 2017	—	—	—	—	10.00
June 30, 2017	—	—	—	—	10.00
July 31, 2017	—	—	—	—	10.00
August 31, 2017	—	—	—	—	10.00
September 30, 2017	—	—	—	—	10.00
October 31, 2017	—	—	—	—	10.00
November 30, 2017	—	—	—	—	10.00
December 31, 2017	—	—	—	—	10.00
January 31, 2018	—	—	—	—	10.08
February 28, 2018	—	—	—	—	10.07
March 31, 2018	—	—	—	—	10.12
April 30, 2018	—	—	—	—	10.14
May 31, 2018	—	—	—	10.16	10.19
June 30, 2018	—	—	10.24	10.26	10.29
July 31, 2018	—	—	10.25	10.25	10.31
August 31, 2018	—	—	10.29	10.29	10.35
September 30, 2018	—	—	10.27	10.27	10.34
October 31, 2018	—	—	10.25	10.25	10.32
November 30, 2018	—	—	10.29	10.30	10.36
December 31, 2018	—	—	10.28	10.29	10.35
January 31, 2019	10.41	—	10.40	10.41	10.47
February 28, 2019	10.33	—	10.44	10.45	10.51

March 31, 2019	10.42	—	10.50	10.52	10.59
April 30, 2019	10.39	—	10.49	10.49	10.59
May 31, 2019	10.51	—	10.60	10.60	10.70
June 30, 2019	10.51	—	10.61	10.59	10.72
July 31, 2019	10.50	—	10.60	10.58	10.71
August 31, 2019	10.60	—	10.69	10.68	10.80
September 30, 2019	10.58	—	10.65	10.67	10.83
October 31, 2019	10.62	—	10.70	10.71	10.88
November 30, 2019	10.64	—	10.73	10.74	10.90
December 31, 2019	10.70	10.69	10.79	10.81	10.97
January 31, 2020	10.70	10.66	10.79	10.81	10.98
February 29, 2020	10.64	10.61	10.73	10.75	10.92
March 31, 2020	10.53	10.51	10.62	10.64	10.80
April 30, 2020	10.31	10.29	10.40	10.42	10.57
May 31, 2020	10.28	10.27	10.35	10.38	10.53
June 30, 2020	10.30	10.29	10.37	10.41	10.55
July 31, 2020	10.36	10.34	10.44	10.47	10.60
August 31, 2020	10.37	10.36	10.45	10.48	10.62
September 30, 2020	10.35	10.34	10.43	10.46	10.60
October 31, 2020	10.35	10.33	10.43	10.46	10.60
November 30, 2020	10.44	10.42	10.52	10.55	10.69
December 31, 2020	10.53	10.50	10.61	10.63	10.78
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our Net Asset Value (“NAV”) is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2020 ($ and shares in thousands):

Components of NAV	December 31, 2020
Investments in real property	$528,813
Investments in international affiliated funds	51,008
Investments in real estate-related securities	40,052
Cash and cash equivalents	9,726
Restricted cash	5,945
Other assets	3,367
Debt obligations	(176,857)
Other liabilities	(9,075)
Subscriptions received in advance	(5,945)
Accrued stockholder servicing fees(1)	(49)
Net Asset Value	$446,985
Net Asset Value attributable to preferred stock	250
Net Asset Value attributable to common stockholders	$446,735
Number of outstanding shares	41,679
_________

(1)    Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2020, we have accrued under GAAP approximately $4.7 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share of common stock by share class as of December 31, 2020 ($ and shares in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$34,187	$29,750	$14,912	$47,434	$320,452	$446,735
Number of outstanding shares	3,248	2,832	1,406	4,462	29,731	41,679
NAV per share as of December 31, 2020	$10.53	$10.50	$10.61	$10.63	$10.78
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2020 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.70%	5.93%
Multifamily	6.88	5.40
Office	7.04	6.41
Other	7.65	6.74
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.90%	+2.00%	+1.90%	+2.20%
(weighted average)	0.25% increase	(2.00)%	(1.90)%	(1.90)%	(2.40)%
Exit Capitalization Rate	0.25% decrease	+2.80%	+3.00%	+2.50%	+2.00%
(weighted average)	0.25% increase	(2.50)%	(2.70)%	(2.40)%	(1.90)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2020
Stockholders’ equity under GAAP	$376,777
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	4,677
Unrealized real estate appreciation(3)	24,689
Accumulated depreciation and amortization(4)	40,391
Straight-line rent receivable	(4,197)
Net Asset Value	$446,985
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
Distribution Policy
We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if the shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our stockholders, our board of directors approves a monthly distribution for a certain dollar amount for each class of our common stock. We then calculate each stockholder’s specific distribution amount for the monthly using applicable record and declaration dates, and the distributions begin to accrue on the date we admit our stockholders.
Beginning September 30, 2018, we established monthly record dates for quarterly distributions to stockholders of record as of the last day of each applicable month typically payable within 30 days following month end. On January 17, 2020, our board of directors amended our distribution policy to reflect that we intend to pay distributions monthly rather than quarterly going forward, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
Distributions
Beginning January 31, 2020, we declared monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.6840 per share for the year ended December 31,

2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient of such stockholder servicing fee.
The following table details the net distribution paid for each of our share classes for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6840	$0.6840	$0.6840	$0.6840	$0.6840
Advisory fee per share of common stock	(0.1143)	(0.1214)	(0.1120)	(0.1081)	(0.0569)
Stockholder servicing fee per share of common stock	(0.0919)	(0.0845)	(0.0324)	—	—
Net distribution per share of common stock	$0.4778	$0.4781	$0.5396	$0.5759	$0.6271
For the year ended December 31, 2020, we declared and paid distributions in the amount of $26.2 million. The following table outlines the tax character of our distributions paid in 2020 as a percentage of total distributions. The December 2020 distribution was declared and paid in January 2021, and is excluded from the analysis below as it will be a 2021 tax event.

	Ordinary Income		Capital Gains	Return of Capital
2020 Tax Year	3.09%	(1)	—%	96.91%
(1)    96.56% and 3.44% of the distributions paid in 2020 are non-qualified and qualified, respectively.
The following table summarizes our distributions declared and paid during the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$24,147	92.25%	$13,019	98.92%	$1,898	99.63%
Reinvested in shares	2,029	7.75%	142	1.08%	7	0.37%
Total distributions	$26,176	100.00%	$13,161	100.00%	$1,905	100.00%
Sources of distributions
Cash flows from operating activities	$16,545	68.52%	$12,076	92.76%	$1,898	100.00%
Debt and financing proceeds	7,602	31.48%	943	7.24%	—	—%
Total sources of distributions	$24,147	100.00%	$13,019	100.00%	$1,898	100.00%
Cash flows from operating activities	$16,545		$12,076		$6,335
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
As of December 31, 2020, we received gross proceeds of $429.6 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands, except share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	3,248,104	2,832,107	1,405,968	4,461,507	29,730,608	41,678,294
Gross offering proceeds	$35,448	$30,058	$15,167	$48,931	$300,000	$429,604
Selling commissions and other dealer manager fees	(1,007)	(349)	—	—	—	(1,356)
Accrued stockholder servicing fees	(1,773)	(1,614)	(1,290)	—	—	(4,677)
Net offering proceeds	$32,668	$28,095	$13,877	$48,931	$300,000	$423,571

We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $500.5 million of real estate, investments in International Affiliated Funds of $51.0 million and $35.6 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $129.3 million of financing from the Credit Facility and $48.0 million from the mortgage payable. In addition, we may from time to time use proceeds from the Offering to pay down the Credit Facility if there are no acquisitions at the time proceeds are received. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of the Prospectus for additional details on our borrowings.
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
During the three months ended December 31, 2020, the Company repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2020	7,268	0.0181%	$10.44	7,268	—
November 2020	4,653	0.0113%	10.34	4,653	—
	11,921	N/M	$10.40	11,921	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.

ITEM 6. Selected Financial Data.
The following table sets forth selected financial data for the years ended December 31, 2020, 2019 and 2018. This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	For the Year Ended December 31,					For the Period May 19, 2017 (date of initial capitalization) through December 31, 2017
	2020	2019		2018
Operating Data ($ in thousands)
Total revenues	$39,247	$32,263		$15,878		$390
Total expenses	36,265	29,752		20,885		718
Other (expense) income	(2,257)	3,193		(160)		—
Net income (loss)	725	5,704		(5,167)		(328)
Net income (loss) attributable to common stockholders	$707	$5,689		$(5,167)		$(328)

Per Share Data
Net income (loss) per share of common stock - basic and diluted	$0.02	$0.18		$(0.23)		$—
Net distributions declared per share of common stock	$0.56	$0.47	1	$0.08	2	$—

Balance Sheet Data ($ in thousands)
Total assets	$586,523	$507,497		$376,846		$125,900
Investments in real estate, net	439,927	373,088		294,374		114,822
Investments in international affiliated funds	51,008	37,734		28,594		—
Investments in real estate-related securities, at fair value	40,052	35,240		29,228		—
Investment in commercial mortgage loan, at fair value	—	12,733		—		—
Credit facility	129,277	107,777		70,000		—
Mortgage payable, net	47,574	47,502		—		—
Total equity	376,777	316,265		288,876		123,922
(1) The Company did not sell any Class T or Class S shares prior to January 2019 and December 2019, respectively, thus no distributions were declared for Class T or Class S prior to such date.
(2) The Company did not sell any Class I or Class D shares prior to May 2018 and June 2018, respectively, thus no distributions were declared for Class I or Class D prior to such date.
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

Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC, an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC. Nuveen is the asset management arm and wholly owned subsidiary of TIAA.
Initial Public Offering
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-222231) was declared effective by the SEC. We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and generally equals our prior month’s net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-252-77) for our follow-on public offering of up to $5 billion in shares of common stock, which has not yet been declared effective.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300.0 million of our Class N common stock.
2020 Highlights
Operating results:
•Raised $86.1 million of net proceeds in the Offering during the year ended December 31, 2020.
•Declared and paid distributions totaling $26.2 million during the year ended December 31, 2020, resulting in annualized distribution rates of 4.57% for Class T, 4.58% for Class S, 5.12% for Class D, 5.34% for Class I, and 5.80% for Class N. Management believes the annualized distribution rate is a useful measure of the overall investment performance of our shares.
•Annualized total gross and net returns of 7.48% and 6.84%, respectively, on an aggregated basis driven primarily by our well diversified portfolio.
•Repurchased an aggregate of $1.9 million of common stock.
•Our U.S. portfolio is 98% leased as of December 31, 2020, with an average rent collection for the year at 96%, excluding tenants granted rent deferrals. As of December 31, 2020, we did not have material rent deferrals.
Investments:
•Acquired five real estate properties with a total purchase price of $85.5 million, inclusive of closing costs, resulting in a diversified portfolio of income producing real estate properties concentrated in high growth markets in the U.S.
•Received proceeds of $14.4 million from the payoff of our commercial mortgage loan investment.
•Funded an additional $9.9 million towards our $30.0 million commitment to Asia Pacific Cities Fund ("APCF") during the year ended December 31, 2020, with a remaining unfunded commitment of $10.1 million.

•Made additional investments in real estate-related securities with 94 holdings and a total fair market value of $40.1 million as of December 31, 2020.
Financings:
•Used proceeds from issuance of common stock to pay down the Credit Facility by $82.0 million during the year ended December 31, 2020 and used $103.5 million in borrowings from the Credit Facility towards the financing of our real estate property acquisitions and our additional capital contribution to our investment in APCF.
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
Portfolio
The following map shows the location of our investments within our global portfolio, including our directly-held real estate and properties owned by the International Affiliated Funds, as of December 31, 2020:

The following chart outlines the allocation of our investments based on fair value as of December 31, 2020:

The following charts further describe the diversification of our investments in real properties based on fair value as of December 31, 2020:
(*) Based upon the market value of the properties.

Investments in Real Estate
The following table sets forth our properties as of December 31, 2020 ($ in thousands):

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	95%
Total Multifamily	2				512	units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	sq ft.	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	sq ft.	95%
Total Industrial	9				1,647	sq ft.	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	units	100%
Total Retail	1				199	sq ft.	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	88%
Total Office	2				240	sq ft.	92%
Other:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	sq ft.	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	sq ft.	100%
Total Other	3				288	sq ft.	100%
Total Investment Properties	17
(1)Acquisition price is inclusive of acquisition-related adjustments.

Lease Expirations
The following schedule details the expiring leases at our industrial, retail, office and other properties by annualized base rent and square footage as of December 31, 2020 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021	11	$903	4%	137	6%
2022	19	2,280	9%	303	13%
2023	6	609	2%	71	3%
2024	14	2,151	9%	198	9%
2025	16	7,208	29%	886	39%
2026	4	273	1%	27	1%
2027	12	3,693	15%	130	6%
2028	4	797	3%	63	3%
2029	2	102	—%	3	—%
2030	5	2,604	10%	134	6%
Thereafter	8	4,520	18%	314	14%
Total	101	$25,140	100%	2,266	100%
(1)    The annualized December 31, 2020 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded real estate investment trusts. As of December 31, 2020, we had 94 holdings and have invested $35.6 million in securities that are valued at $40.1 million on the balance sheet.
Investments in International Affiliated Funds
European Cities Fund ("ECF")
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.6 billion (€1.3 million) and has called $1.5 billion (€1.2 million) of these commitments. ECF has 14 assets with a gross asset value of $2.3 billion (€1.9 million) and has a loan to value ratio of 37.1%. The ECF portfolio is well diversified and has a balanced country exposure with 25.4% in UK, 19.2% in Netherlands, 13.3% in Finland, 12.3% in Spain, 11.1% in Italy, 4.0% in France, and 3.4% in Austria resulting in an annualized since inception income return of 4.2%.
On December 22, 2017, we entered into a subscription agreement to invest approximately $28.4 million (€25.0 million) into ECF. As of December 31, 2020, we have fully satisfied our commitment.

The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of December 31, 2020, ($ in thousands):

Investment in ECF
Balance as of December 31, 2019	$28,144
Income distribution	(699)
Loss from equity investment in unconsolidated international affiliated fund	(180)
Foreign currency translation adjustment	2,538
Balance as of December 31, 2020	$29,803
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2020, 2019 and 2018, was $(0.2) million, $0.5 million, and $34,000, respectively.
Asia Pacific Cities Fund ("APCF")
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $666.5 million and has called $411.5 million of these commitments. APCF has 14 assets with a gross asset value of $727.6 million and has a loan to value ratio of 41.1%. As of December 31, 2020, APCF had 12.9% exposure in Australia, 56.7% in Japan and 30.4% in South Korea resulting in an annualized since inception income return of 3.2%.
On November 9, 2018 we entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019, we increased our commitment by $20.0 million, raising the total commitment to $30.0 million. As of December 31, 2020, we have funded $19.9 million of our total $30.0 million commitment.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of December 31, 2020 ($ in thousands):

Investment in APCF
Balance as of December 31, 2019	$9,590
Contributions	9,855
Income distribution	(271)
Income from equity investment in unconsolidated international affiliated fund	2,031
Balance as of December 31, 2020	$21,205
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2020 and 2019 was $2.0 million and ($0.3) million, respectively. There was no such income for the year ended December 31, 2018.
Investment in Commercial Mortgage Loan
We originated our first commercial mortgage loan on March 28, 2019 to finance the acquisition and renovation of an industrial property located in Maspeth, New York. The initial term of the loan was three years with two one-year extension options. Based on the terms of the loan, we funded the loan on a 60% loan to cost basis amounting to $46.0 million. The borrower had the option to up-size the loan in two phases up to 80% loan to cost basis with a corresponding reduction in the interest rate and the ability to request the up-size once an anchor lease for the property was signed and other requirements had been fulfilled.
In June 2019, we sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mezzanine mortgage, receiving proceeds of $34.0 million, which is net of disposition fees.
Subsequently, in November 2020, the outstanding balance of the subordinate mortgage loan was paid off in full, and we received $14.4 million.
For the years ended December 31, 2020 and 2019, we did not have any realized or unrealized gains or losses on our commercial mortgage loan.

Results of Operations
The information below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Annual Report.
The following table sets forth the results of our operations for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2020 vs 2019
Revenues
Rental revenue	$38,357	$30,808	$7,549
Income from commercial mortgage loan	890	1,455	(565)
Total revenues	39,247	32,263	6,984
Expenses
Rental property operating	11,923	9,979	1,944
General and administrative	3,538	3,502	36
Advisory fee due to affiliate	3,326	2,100	1,226
Depreciation and amortization	17,478	14,171	3,307
Total expenses	36,265	29,752	6,513
Other (expense) income
Realized and unrealized (loss) income from real estate-related securities	(485)	7,296	(7,781)
Income from equity investment in unconsolidated international affiliated funds	1,851	270	1,581
Interest income	155	161	(6)
Interest expense	(3,778)	(4,534)	756
Total other (expense) income	(2,257)	3,193	(5,450)
Net income (loss)	725	5,704	(4,979)
Net income attributable to preferred stockholders	18	15	3
Net income (loss) attributable to common stockholders	$707	$5,689	$(4,982)
Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the years ended December 31, 2020 and 2019 are not comparable. However, certain properties in our portfolio were owned for the full years ended December 31, 2020 and 2019 and are further discussed below in Same Property Results of Operations.
Income from Commercial Mortgage Loan
During the year ended December 31, 2020, income from our commercial mortgage loan decreased $0.6 million compared to the year ended December 31, 2019, primarily due to the sale of the senior portion of the commercial mortgage loan in June 2019. Additionally, the outstanding balance of the commercial mortgage loan was paid-in-full in November 2020, and therefore the investment did not generate a full year of income.
General and Administrative Expenses
During the year ended December 31, 2020, general and administrative expenses increased slightly compared to the year ended December 31, 2019, primarily due to an increase in professional fees for legal and audit services.

Advisory Fee Due to Affiliate
During the year ended December 31, 2020, the advisory fee due to affiliate increased $1.2 million compared to the year ended December 31, 2019, primarily due to the growth of our NAV.
Realized and Unrealized (Loss) Income from Real Estate-Related Securities
Realized and unrealized (loss) income from real estate-related securities decreased $7.8 million for the year ended December 31, 2020 compared to 2019. The decrease is due to the adverse market conditions and losses incurred due to re-balancing our portfolio amidst the current conditions.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the year ended December 31, 2020, income from our investments in the International Affiliated Funds increased $1.6 million compared to the year ended December 31, 2019. The increase was primarily due to unrealized gains from property valuations on the underlying properties in ECF during the year and an increase in our allocable share of operating income from ECF and APCF.
Interest Expense
During the year ended December 31, 2020, interest expense decreased $0.8 million compared to the year ended December 31, 2019. The decrease was primarily due to principal payments made on the Credit Facility and falling interest rates resulting from the market instability associated with the COVID-19 pandemic.
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
For the years ended December 31, 2020 and 2019, our same property portfolio consisted of three industrial, two multifamily, one office and one retail property.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) advisory fee, (c) interest income, and (d) income from real estate-related securities.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the Year Ended December 31,
	2020	2019
Net income attributable to common stockholders	$707	$5,689
Adjustments to reconcile to same property NOI
General and administrative	3,538	3,502
Advisory fee due to affiliate	3,326	2,100
Depreciation and amortization	17,478	14,171
Loss (income) from real-estate related securities	485	(7,296)
Income from commercial mortgage loan	(890)	(1,455)
Income from equity investment in unconsolidated international affiliated funds	(1,851)	(270)
Interest income	(155)	(161)
Interest expense	3,778	4,534
Preferred stock	18	15
NOI	26,434	20,829
Non-same property NOI	8,153	2,596
Same property NOI	$18,281	$18,233
The following table details the components of same property NOI for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		2020 vs 2019
	2020	2019	$	%
Same property NOI
Multifamily	$9,355	$9,215	$140	2%
Industrial	8,116	8,148	(32)	—%
Office	3,042	3,094	(52)	(2)%
Retail	6,783	6,912	(129)	(2)%
Total revenues	27,296	27,369	(73)	(2)%
Property operating expenses
Multifamily	4,520	4,555	(35)	(1)%
Industrial	2,317	2,529	(212)	(8)%
Office	823	814	9	1%
Retail	1,355	1,238	117	9%
Total expenses	9,015	9,136	(121)	1%
Same property NOI	$18,281	$18,233	$48	(3)%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs.
Same property rental revenues decreased $0.1 million for the year ended December 31, 2020 compared to 2019. The decrease was primarily related to our retail property, which had $0.2 million in uncollectible rent during the year ended December 31, 2020 along with lease termination income from a tenant in 2019. The decrease was offset by an increase in revenues earned at our multifamily properties due to higher occupancy during the year.

Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. Property operating expenses decreased $0.1 million across the same property portfolio during the year ended December 31, 2020 compared to the corresponding period in 2019. The decrease in rental property operating expenses was primarily due to a reduction in insurance expense incurred at our industrial properties, offset by an increase in real estate taxes owed at our retail property based on property reassessments during 2020.
Non-same Property NOI
Due to ongoing fundraising and continued deployment of the net proceeds into new property acquisitions, non-same property NOI is not comparable period over period. We expect the non-same property NOI variance period over period to continue as we raise additional proceeds from selling shares of our common stock and invest in new property acquisitions.
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
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the year ended December 31, 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. During the second quarter of 2020, we received multiple requests for rent relief as a result of the COVID-19 pandemic. Relief requests have generally been comprised of rent deferrals, with rent postponed for a brief period (i.e. less than 12 months) and then repaid over the remaining duration of the lease. As of December 31, 2020, we did not have material exposure to tenant defaults or rent concessions for our direct real estate properties. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts us will depend on future developments.
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
The Tax Cuts & Jobs Act was enacted on December 22, 2017. Among other things, the Tax Cuts & Jobs Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the CARES Act, was enacted on March 27, 2020, which, among other things, makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cuts & Jobs Act. Management has evaluated the effects of the Tax Cuts & Jobs Act, as modified by the CARES Act and concluded that the TCJA will not materially impact its consolidated financial statements. We also estimate that the taxes on foreign-sourced earnings imposed under the Tax Cuts & Jobs Act are not likely to apply to its foreign investments.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations and use of proceeds from the Credit Facility, and cash needs for asset acquisitions are funded by public offerings of our common stock and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our target leverage ratio is approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our leverage ratio calculation also factors in the leverage ratios of other funds in which we may invest, including the International Affiliated Funds. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for year ended December 31, 2020. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 months equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.

As of December 31, 2020, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
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
Credit Facility
On October 24, 2018, we entered into a credit agreement (“the Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, we amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at our Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
As of December 31, 2020, we had $129.3 million in borrowings and $0.1 million in accrued interest outstanding under the Credit Facility. For the year ended December 31, 2020, we incurred $1.7 million in interest expense.
As of December 31, 2020, were in compliance with all loan covenants.
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
As of December 31, 2020, we had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the year ended December 31, 2020, we incurred $1.5 million in interest expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Cash flows provided by operating activities	$16,545	$12,076	$6,335
Cash flows used in investing activities	(91,315)	(123,244)	(249,583)
Cash flows provided by financing activities	74,770	121,140	245,266
Net increase in cash and cash equivalents and restricted cash during the period	$—	$9,972	$2,018
Cash flows provided by operating activities increased $4.5 million during the year ended December 31, 2020 compared to the corresponding period in 2019 due to growth in size of our portfolio, income distributions from our equity investments in unconsolidated International Affiliated Funds, and decrease in interest expense due to low leverage. Cash flows provided by operating activities increased $5.7 million during the year ended December 31, 2019 compared to the corresponding period in 2018 as a result of increased cash flows from the operations of our investments in real estate due to growth in the size of our portfolio and positive leasing activity, interest income generated by our commercial mortgage loan, and income on our investments in real estate-related securities.
Cash flows used in investing activities decreased $31.9 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease of $14.5 million in the acquisition of real estate investments and net cash outflows related to the origination of our commercial mortgage loan in the prior year. This decrease was offset by $14.4 million in gross proceeds received related to the payoff of the commercial mortgage loan balance and an increase in net purchase and sale activity on our real-estate related securities of $6.6 million during the year. Cash flows used in investing activities decreased $126.3 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease of $90.3 million in the acquisition of real estate investments, a decrease in fundings for our International Affiliated Funds of $18.6 million and a decrease in net purchase and sale activity on our real-estate related securities of $30.0 million, offset by an increase in net fundings related to our commercial mortgage loan of $12.6 million.

Cash flows provided by financing activities decreased $46.4 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease in proceeds borrowed from our secured loan of $48.0 million and a $16.3 million net decrease in cash borrowed on the Credit Facility, offset by a $35.9 million increase in proceeds from the issuance of common stock and an additional $13.0 million in distributions paid to stockholders during the year. Cash flows provided by financing activities decreased $124.1 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease in proceeds from the issuance of common stock of $127.8 million, a net increase in repayments on the Credit Facility of $32.2 million and an $11.3 million increase in distributions paid to stockholders, offset by $48.0 million in proceeds from a secured loan on our retail property.
Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. Our Consolidated Financial Statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).
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

The following table presents a reconciliation of net income (loss) to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$725	$5,704	$(5,167)
Adjustments:
Real estate depreciation and amortization	17,478	14,171	9,798
Funds From Operations	$18,203	$19,875	$4,631
Straight-line rental income	(1,861)	(1,217)	(1,105)
Amortization of above-and below-market lease intangibles	(724)	(478)	(116)
Organization costs	—	—	1,091
Unrealized (gain) loss from changes in fair value of real estate related securities	(2,246)	(3,440)	1,272
Amortization of restricted stock awards	68	68	62
Unrealized (income) loss from investments in international affiliated funds	(881)	303	(34)
Adjusted Funds from Operations attributable to common stockholders	$12,559	$15,111	$5,801
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
Critical Accounting Policies
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involve significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting policies. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K for further descriptions of such critical accounting policies along with other significant accounting policy disclosures.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$177,277	$—	$129,277	$—	$48,000
APCF unfunded commitment	10,145	10,145	—	—	—
Organization and offering expenses	4,648	—	—	1,239	3,409
Interest Expense (1)	10,129	2,695	4,536	2,898	$—
Total	$202,199	$12,840	$133,813	$4,137	$51,409
(1)Represents interest expense for our fixed rate mortgage payable and Credit Facility with the assumption that the Credit Facility paid off at maturity.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of December 31, 2020.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage of mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2020, the outstanding principal balance of our variable rate indebtedness was $129.3 million and consisted of the Credit Facility, which is indexed to one month U.S. Dollar-denominated LIBOR.
The Credit Facility is variable rate and indexed to one-month U.S. denominated LIBOR. For the year ended December 31, 2020, a 10% increase in one-month U.S denominated LIBOR would have resulted in increased interest expense of $1.3 million. The fair market values of the Credit Facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on the Credit Facility a 100 basis point increase in LIBOR will reduce our net income by $1.3 million and a similar basis point decrease will increase our net income by $0.2 million.
COVID-19 Developments
In December 2019, a novel strain of coronavirus emerged in China and has spread globally. In response to the coronavirus pandemic, governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The coronavirus has resulted in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and has led to a substantial increase in unemployment.
Due to the fact our properties are located in the United States, the coronavirus has impacted and will continue to impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our office, multi-family and industrial properties may be negatively impacted by tenant bankruptcies and defaults. To the extent we acquire hospitality properties, a variety of factors related to the coronavirus have, and are expected to continue to, cause a decline in business and leisure travel, negatively impacting these properties.
Similarly, our investments in the International Affiliated Funds may be negatively impacted by the impact of coronavirus on the foreign countries where their investments are located. The extent to which the coronavirus may further impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact and the availability of effective therapies or vaccines, among others. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months. See “Risk Factors—Risks Related to Our Organizational Structure—The continuing spread of a new strain of coronavirus, which causes the viral disease known as coronavirus disease 2019 ("COVID-19"), may adversely affect our investments and operations."
ITEM 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-31. See accompanying Index to Consolidated Financial Statements on page F-1.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the year ended December 31, 2020, was made under the supervision and with the participation of our management, including our Chief Executive Officer

(“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of the Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2020, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B. Other Information.
Officer Updates

On March 23, 2021, the Company’s board of directors appointed Abigail Lewis to serve as the Head of Strategic Insight of the Company, effective March 23, 2021.

In connection with Ms. Lewis’s appointment, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with Ms. Lewis, which is substantially identical to indemnification agreements the Company previously entered into with its other directors and officers.

The appointment of Ms. Lewis was not made pursuant to any arrangement or understanding between her and any other person (other than the Indemnification Agreement), and there are no family relationships to disclose with respect to Ms. Lewis reportable under Item 401(d) of Regulation S-K. In addition, there are no related person transactions (or proposed related person transactions) with respect to Ms. Lewis reportable under Item 5.02(c) of Form 8-K and Item 404(a) of Regulation S-K since the beginning of the Company’s last fiscal year.

The aforementioned description of the Indemnification Agreement is a summary and is qualified in its entirety by the full terms of the Form of Indemnification Agreement, which the Company filed as Exhibit 10.3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 21, 2017.

In addition, on March 23, 2021, the Company’s board of directors also appointed G. Christopher McGibbon to serve as the Co-President, Head of Global Investment of the Company, effective March 23, 2021. Mr. McGibbon previously served as the Co-President, Head of North American Investment of the Company.

PART III
`ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age	Position
Michael J.L. Sales	56	Chairman of the Board and Chief Executive Officer
Michael A. Perry	53	Director
John L. MacCarthy	61	Director
Donna Brandin	63	Independent Director
John R. Chandler	61	Independent Director
Steven R. Hash	56	Lead Independent Director
Robert E. Parsons, Jr.	65	Independent Director
G. Christopher McGibbon	48	Co-President, Head of Global Investment
Timothy S.G. Horrocks	55	Co-President, Head of European Investment
Austin H. Mitchell	41	Head of Global Real Estate Client Solutions
Keith A. Jones	38	Head of U.S. Client Solutions
Richard M. Kimble	44	Head of Portfolio Management
James E. Sinople	44	Chief Financial Officer and Treasurer
William M. Miller	47	Secretary
Abigail Lewis	40	Head of Strategic Insight
Michael J.L. Sales has served as our Chairman of the Board and Chief Executive Officer since July 2017. As Chief Executive Officer of Nuveen Real Estate and Real Assets, Mr. Sales is primarily responsible for overseeing the business across all regions. He is a member of the Nuveen Executive Leadership Team, which sets and executes strategic goals for the business, and has over 30 years’ experience within the real estate industry. Working closely with the Head of Global Real Estate and senior investment managers, he ensures the business delivers good investment performance and world-class service that is in line with clients’ expectations. He also works with the Investor Relations Team in developing and maintaining client relationships. Mr. Sales is a member of the Investment Committee and Real Estate Debt Investment Committee. Mr. Sales joined the company as UK Property Investment Manager in 1994 and has held a number of senior management roles before his appointment as Head of the Real Estate business in 2015. He started his career in 1989 as a Development Surveyor at Morgan Grenfell Laurie, where he was then appointed to Head of UK Investment Agency in 1993. Mr. Sales holds a B.A. in Business Studies from Middlesex Business School, and a MPhil in Land Management from Reading University. He is a Member Associate of the Royal Institution of Chartered Surveyors and a member of the Investment Property Forum.
We believe Mr. Sales is a valuable member of our board of directors because of his extensive real estate and investment experience and his tenure with Nuveen Real Estate.
Michael A. Perry has served as a member of our board of directors since May 2017. He serves as Executive Vice President and Head of the Global Client Group for Nuveen, where he is responsible for delivering Nuveen’s insights, capabilities and solutions to best service clients and grow revenues. Mr. Perry serves as a member of Nuveen’s Executive Committee and co-CEO of Nuveen Securities. Prior to these roles, in March 2019, Mr. Perry served as Head of Global Product, responsible for driving a consistent, global viewpoint and strategy across all aspects of product creation and management. He also led Structured Products and Alternative Investments, responsible for building and growing the closed-end fund and alternative investment businesses. Before joining Nuveen in July 2015, Mr. Perry spent five years at UBS Wealth Management, serving on its Executive Committee and responsible for investment advisory programs and research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to UBS, Mr. Perry spent 15 years at Merrill Lynch as a senior executive leading a number of investment businesses focused on the wealth management channel. Mr. Perry serves as a member of Nuveen Churchill BDC. He also serves on the board of Youth, Inc. which empowers youth serving nonprofit organizations in the New York City area. Mr. Perry holds a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the NYU Stern School of Business.

We believe Mr. Perry is a valuable member of our board of directors because of his extensive experience with alternative investments and retail, high net worth and institutional client channels.
John L. MacCarthy has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity, and middle market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM Nuveen Real Estate business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.
Mr. MacCarthy is a valuable member of our board of directors because of his experience serving on boards of a number of organizations and his history with Nuveen.
Donna Brandin has served as one of our independent directors since January 2018. Ms. Brandin served as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group from April 2008 to June 2018. In addition, during this time period she served as Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-traded REITs sponsored by the Lightstone Group. Since October 2014, Ms. Brandin has served as a Director of Lightstone Enterprises Limited until her resignation in June 2018 and is currently the Chairman of the Audit Committee of Invesque, a Canadian listed healthcare company. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007. From July 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential (NYSE: EQR), the largest publicly traded multifamily REIT in the country. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health Inc. from July 2000 through July 2004. Prior to 2000, Ms. Brandin held various executive-level positions at The Campbell Soup Company, Emerson Electric Company and Peabody Holding Company. Ms. Brandin is a certified public accountant and holds a B.S. in Business Administration from Kutztown University and a Master’s Degree in Finance from St. Louis University.
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
Steven R. Hash has served as our lead independent director since January 2018. From 2012 through the present, Mr. Hash has served as Co-Founder, President and Chief Operating Officer for Renaissance Macro Holding, LLC, a boutique equity research and trading business focused on macro research in the investment strategy, economics and Washington policy sectors. Prior to his co-founding of Renaissance Macro Holding, Mr. Hash served in various executive positions for Lehman Brothers/Barclays Capital, including: from 2006 to 2012, Global Head of Real Estate Investment Banking, where he was responsible for a global team conducting all investment banking and related activities in the real estate sector; from 2008 to 2011, Chief Operating Officer of Global Investment Banking, where he was responsible for all operations of the firm’s global investment banking functions; and from 2003 to 2006, Global Head of Equity Research, where he was responsible for all aspects of the firm’s Global Equity Research Department. Since 2013, Mr. Hash has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Alexandria Real Estate Equities, Inc. and has been the lead independent director since 2017. Since 2015, he has served as an independent director of The Macerich Company and he is currently the non-executive Chairman of the Board. From 2019 to 2020, Mr. Hash served as an independent director of DiamondPeak Holdings Corp., a special acquisition corporation. Mr. Hash holds a B.A. in Business Administration from Loyola University and an M.B.A. from Stern School of Business at New York University.
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
Robert E. Parsons, Jr. has served as one of our independent directors since January 2018. Mr. Parsons has served as the Executive Vice President, Strategy and Business Development of Exclusive Resorts, LLC since 2020 and previously served as the Chief Financial Officer from 2004 (shortly after its founding) until 2020. From 1995 to 2002, Mr. Parsons was the Chief Financial Officer of Host Marriott Corporation. He began his career with Marriott Corporation in 1981 and continued to work in various financial planning, strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993. After the split, Mr. Parsons served as Treasurer of Host Marriott Corporation, before being promoted to Chief Financial Officer. From 2010 until 2019, Mr. Parsons served as an independent director and as chair of the Audit Committee of the Board of Directors of CareyWatermark Investors 1. Beginning in 2015, Mr. Parsons also joined the board of Watermark Lodging Trust (formerly Carey Watermark Investors 2), and is currently serving as the lead independent director and a member of the audit committee. CareyWatermark Investors 2 merged with CareyWatermark Investors 1 in 2020 and at the same time changed the name of the company to Watermark Lodging Trust. Prior to the merger, Mr. Parsons served as lead independent director, the chair of the Special Committee of the Board and chair of the Audit Committee of CareyWatermark Investors 2. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired both the Audit Committee and a special board committee. Since 2002, Mr. Parsons has also been a Managing Director of Wasatch Investments, a small privately held consulting and investment firm. Mr. Parsons holds a B.A. in Accounting and an M.B.A. from Brigham Young University.
We believe that Mr. Parsons’s qualifications to serve on our board of directors are demonstrated by his experience as an independent director to other public, non-listed REITs, and his leadership experience as an executive officer in the hospitality industry.
G. Christopher McGibbon has served as our Co-President, Head of Global Investment since March 2021 (formerly served as Co-President, Head of North American Investment from July 2017 to March 2021). He also serves as Global Head of Americas for Nuveen Real Estate where he is responsible for all Nuveen Real Estate’s real estate investment operations in the United States. He has over 18 years of real estate acquisition, management and finance experience and is a member of the business’ Executive Leadership Team which oversees global strategic initiatives. Prior to assuming his current role in 2016, Mr. McGibbon served as the Portfolio Manager for the real property and commercial mortgage allocation of TIAA’s General Account and previously served as lead Portfolio Manager for TIAA’s direct real estate open-end vehicle. Prior to that, he was a director of real estate acquisition for the Western region and also worked in the mortgage division. He joined TIAA in 2001 having previously worked at Codina Development Corporation and The Related Group of Florida. Mr. McGibbon holds a B.S. in Business from the University of Maryland and an M.B.A. from the University of Florida.

Timothy S.G. Horrocks has served as our Co-President, Head of European Investment since July 2017. Mr. Horrocks also serves as Head of Continental Europe for Nuveen Real Estate where he oversees Nuveen Real Estate’s business activities in Continental Europe. He spends the majority of his time with the local management and investment teams to ensure client and shareholder expectations are met. He is also a member of the Executive Leadership Team, responsible for setting and executing strategic goals for the business. Mr. Horrocks has 30 years of experience in real estate, and joined Nuveen Real Estate in 2001 as Chief Investment Officer for Continental European Property. In the same year, he was seconded to the Warburg-Henderson KAG joint venture, where he was Managing Director until June 2007. He started his career at Weatherall Green & Smith in 1987, becoming Director of Professional Services in 1989. In 1995, he joined Eurohypo AG as Head of International Property before moving to Deutsche Bank’s Open Ended Property Fund, Grundbesitz-Invest as Head of Portfolio Management. Mr. Horrocks served on the board of directors of AUB French Logistics S. A. SICAR from 2005 to 2016, Opportunity Fund III Limited from 2012 to 2016 and Cityhold Office Partnership SARL from 2016 to 2020. Mr. Horrocks currently serves on the board of directors of Islazul General Partner SARL. Mr. Horrocks served as a supervisory member of the board of Warburg-Henderson Kapitalanlagegesellschaft für Immobilien mbH from 2007 to 2015 and IntReal International Real Estate Kapitalanlagegesellschaft mbH from 2009 to 2015. Mr. Horrocks holds a B.S. in Land Management from Reading University and is a Member of the Royal Institution of Chartered Surveyors. He is a frequent speaker and panelist at commercial real estate industry conferences.
Austin H. Mitchell has served as our Head of Global Real Estate Client Solutions since July 2017. Mr. Mitchell is part of Nuveen Real Estate’s Executive Leadership Team where he is responsible for Nuveen Real Estate’s Global Strategy and International Housing. Mr. Mitchell has 19 years of experience in the real estate industry. Previously, Mr. Mitchell worked at Henderson, Schroder Property Investment Management Limited and Jones Lang LaSalle. Mr. Mitchell is the Chair of the INREV Due Diligence Committee and a member of the Royal Institution of Chartered Surveyors. He holds a B.Sc. in Land Economy from Cambridge University and a MPhil in Economics and Geography from Reading University. He also holds an Investment Management Certificate.
Keith A. Jones has served as our Head of U.S. Client Solutions since July 2017. He also serves as a Senior Managing Director and Head of Global Alternatives Product for Nuveen, where he is responsible for the development and ongoing management of Alternative Investment client solutions distributed through Nuveen’s U.S. institutional, wealth management and retirement channels. These solutions include new private funds, registered funds and separate accounts delivering access to real estate, real asset and private market strategies. Mr. Jones has over 10 years of experience in alternative investments and is a member of Nuveen’s Alternative Investment Committee. Before joining Nuveen in June 2016, Mr. Jones spent five years at Barclays where he was responsible for the origination, distribution and ongoing management of private equity, hedge funds and other private investments offered to high net worth individuals, family offices and institutional investors. Prior to Barclays, Mr. Jones worked at Merrill Lynch in the Global Investment Solutions group where he focused on product development and new initiatives, and eventually entered a leading role within the Alternative Investments group responsible for real asset origination. Mr. Jones holds a B.S. in Business Administration, with an emphasis in Finance and Accounting, from the University of Colorado at Boulder.
Richard M. Kimble has served as our Head of Portfolio Management since July 2017. Mr. Kimble has over 18 years of experience in structuring and managing equity and debt components of commercial real estate. Prior to his current position, Mr. Kimble held numerous roles on Nuveen Real Estate’s transactions and portfolio management teams and has been involved in more than $8 billion of transactions. In 2012, he opened Nuveen Real Estate’s San Francisco office and built out the Northwest transaction team. Before joining the firm in 2007, he worked for RER Financial Group and specialized in CMBS due diligence assignments, acquisitions, and debt restructurings. Mr. Kimble holds a B.S. in Economics from Mary Washington College and an M.B.A. from the University of North Carolina, Chapel Hill. In addition, he is a CFA Charterholder and is a member of the Urban Land Institute and Commercial Real Estate Development Association.
James E. Sinople has served as our Chief Financial Officer and Treasurer since July 2017. He also serves as a Director in Nuveen Real Estate’s Global Product and Solutions team which is responsible for the development of new proprietary investment products focused on private equity and debt strategies across multiple property types, risk styles and client mandates. Prior to this role, Mr. Sinople was the Director of Investment Accounting in the Americas for the Nuveen Real Estate third party reporting team, which is responsible for the oversight, accounting and reporting for over 25 funds and ventures with over $13 billion in AUM. The funds are comprised of core, value-add and opportunistic real estate assets (including office, retail, industrial and multi-family residential properties), commercial mortgage investments and super-regional malls. In addition, Mr. Sinople served as a Manager of agriculture portfolio reporting, including the initial $2 billion agriculture fund as well as TIAA investment subsidiaries. Prior to joining TIAA, Mr. Sinople served as a Project Controller in the energy and private equity industries. He also served in reporting and audit assurance roles at Time Warner Cable and Ernst and Young. Mr. Sinople holds a B.S. in Accounting from Florida Atlantic University and is a Certified Public Accountant.
William M. Miller has served as our corporate Secretary since July 2017. He is a Managing Director and Associate General Counsel for Nuveen, where he provides representation and legal oversight to Nuveen Real Estate funds and accounts. With over 20 years of experience representing real estate clients, Mr. Miller advises Nuveen Real Estate on fund and product formation and related U.S. regulatory issues, as well as transactional matters, including real estate acquisitions, dispositions, joint ventures and financings. Prior to joining Nuveen in 2013, Mr. Miller worked with a special situations investment fund in Hong Kong and in the real estate and finance practices of an international law firm in the United States and Asia. Mr. Miller holds a B.A. in Philosophy from Western Washington University and a J.D. from Cornell Law School.
Abigail Lewis has served as our Head of Strategic Insight since March 2021. She has served as a Managing Director for Nuveen since December 2020, where she is responsible for Nuveen’s global research, sustainability and proptech and innovation functions and oversees Nuveen Real Estate’s Tomorrow’s World Strategy, which is intended to future proof the investment strategy in light of global megatrends and integrates environmental, social and governance principles across fund and asset management. From July 2016 to December 2020, Ms. Lewis was the Global Head of Sustainability for Nuveen, where she integrated sustainability in the Nuveen’s real estate process and developed and oversaw Nuveen’s Net Zero Carbon Commitment and Climate Change Risk framework. Prior to joining Nuveen in 2016, Ms. Lewis was the Head of Sustainability at Jones Lang LaSalle, UK. Ms. Lewis holds a B.A. in English Literature from The University of Sheffield.
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
ITEM 11. Executive Compensation.
Compensation of Directors
We compensate each of our non-employee directors who are not affiliated with the Advisor or Nuveen with an annual retainer of $65,000, plus an additional retainer of $10,000 to the chairperson of our audit committee. We pay 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, was February 2019. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Advisor or Nuveen do not receive additional compensation from us for serving on the board of directors or committees thereof.
The following table sets forth the compensation earned by or paid to our independent directors for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$56,250	$18,750	$75,000
John R. Chandler	$48,750	$16,250	$65,000
Steven R. Hash	$48,750	$16,250	$65,000
Robert E. Parsons, Jr.	$48,750	$16,250	$65,000

Executive Officers
We are externally managed and currently have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any non-qualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company.
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2021, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of the date of hereof, we had one stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	0	0%
Michael A. Perry	53,057	*
John L. MacCarthy	28,488	*
Donna Brandin	33,298	*
John R. Chandler	4,797	*
Steven R. Hash	4,856	*
Robert E. Parsons, Jr.	12,785	*
G. Christopher McGibbon	0	0%
Timothy S.G. Horrocks	0	0%
Austin H. Mitchell	0	0%
Keith A. Jones	5,247	*
Richard M. Kimble	0	0%
James E. Sinople	0	0%
William M. Miller	0	0%
Abigail Lewis	0	0%
All directors and executive officers as a group	142,528	*
5% Stockholders
Teachers Insurance and Annuity Association of America**	29,730,608	64.70%
__________
*    Less than one percent.
**  Holds Class N shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	6,560	$10.81	$—
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	6,560	$10.81	$—
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence
Our Board of Directors currently consists of seven members. Our board of directors may change the number of directors, but not to fewer than three directors nor more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter and Corporate Governance Guidelines defined an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Nuveen, Nuveen Real Estate or the Advisor. A director is deemed to be associated with Nuveen, Nuveen Real Estate or the Advisor if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Nuveen, Nuveen Real Estate or the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Nuveen or Nuveen Real Estate or advised by the Advisor or an affiliate. A business or professional relationship is deemed material per se if the gross revenue derived by the director from Nuveen, Nuveen Real Estate, the Advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Nuveen, Nuveen Real Estate, the Advisor or any of their affiliates. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws have been ratified by our board of directors, including a majority of our independent directors.
Certain Relationships and Related Transactions
The Advisor
We are externally managed by the Advisor, Nuveen Real Estate Global Cities Advisors, LLC, a Delaware limited liability company. The Advisor is an affiliate of Nuveen Real Estate and wholly owned subsidiary of Nuveen, our sponsor, which is a wholly owned subsidiary of TIAA. The Advisor will draw upon the substantial real estate investment management capabilities and experience and will leverage the global resources, infrastructure and personnel of Nuveen Real Estate and its other affiliates, including Nuveen Asset Management, to provide advisory services to us in furtherance of our investment objectives.
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
The Advisory Agreement
Our board of directors at all times has ultimate oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to the Company and the Operating Partnership. Pursuant to the Advisory Agreement, our board of directors has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
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
During the fiscal year ended December 31, 2020, the Company incurred an advisory fee expense of approximately $2.9 million.
Expense Reimbursement. We may reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired and (5) expenses related to personnel of the Advisor performing services for us, but excluding those personnel who provide investment advisory services pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Advisor or any of its Affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Such out-of-pocket costs and expenses include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC, reports, disclosures, and other regulatory filings of the Advisor and its affiliates relating to our activities (including our pro rata share of the costs of the Advisor and its affiliates of regulatory expenses that relate to us and Other Nuveen Real Estate Accounts).
During the fiscal year ended December 31, 2020, we did not have any costs to be reimbursed to the Advisor.
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

For the year ended December 31, 2020, we had no expenses in excess of these limits.
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
Property Management and Other Services Agreements

During the year ended December 31, 2020, the Company engaged NexCore Companies LLC to provide property management, accounting and leasing services for its investments in medical office properties, pursuant to which we paid approximately $7,000 during the fiscal year ended December 31, 2020. NexCore Companies LLC is affiliated with TIAA, which is an affiliate of the Advisor.
Investment in Shares by TIAA
TIAA invested $200,000 in us through the purchase of 20,000 shares of Class N common stock at $10.00 per share as our initial capitalization. TIAA may not sell any of these shares during the period the Advisor or an affiliate of Nuveen serves as our advisor, but the holder may transfer the shares to its affiliates. TIAA may not vote on the removal of any of its affiliates (including the Advisor), and may not vote regarding any transaction between us and TIAA or any of its affiliates, including Nuveen Real Estate.
Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization). The Class N shares purchased by TIAA described above (excluding the initial capitalization which must be held for so long as the Advisor or its affiliate remains our advisor) shall be subject to the following limitations on repurchase:

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
During the year ended December 31, 2020, the Company paid approximately $0.7 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2020, the Dealer Manager had not retained any upfront selling commissions and dealer manager fees.
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
During the year ended December 31, 2020, the Company paid approximately $0.4 million in stockholder servicing fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2020, the Dealer Manager had not retained any stockholder servicing fees.
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
ITEM 14. Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP ("PwC"), our independent registered public accounting firm, for the years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Audit fees	$509	$475
Audit-related services	65	—
Total	$574	$475
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
(a) Documents files as part of this report
1. Financial Statements
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

10.3	Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.4	First Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.5	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.6	Independent Directors Restricted Share Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.7	Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.8	Independent Director Compensation Policy (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.9	Credit Agreement dated October 24, 2018, by and among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., certain lenders named therein, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.10	Guaranty dated October 24, 2018 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018 and incorporated herein by reference)

10.11	First Amendment and Incremental Revolving Commitment and Assumption Agreement dated December 17, 2018, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

Exhibit Number	Description
10.12	Incremental Revolving Commitment Assumption Agreement dated June 11, 2019 among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc. and Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019 and incorporated herein by reference)

21.1	Subsidiaries of Registrant

24.1	Power of Attorney (included in signature page to the Annual Report on Form 10-K)

31.1	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuveen Global Cities REIT, Inc.

Date: March 26, 2021	By:	/s/ Michael J.L. Sales
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

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2021
Michael J.L. Sales

/s/ James E. Sinople	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2021
James E. Sinople

/s/ John L. MacCarthy	Director	March 26, 2021
John L. MacCarthy

/s/ Donna Brandin	Director	March 26, 2021
Donna Brandin

/s/ John R. Chandler	Director	March 26, 2021
John R. Chandler

/s/ Steven R. Hash	Director	March 26, 2021
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	March 26, 2021
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income and (loss), of changes in equity and of cash flows for the years ended December 31, 2020, 2019 and 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.
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
March 26, 2021
We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Investments in real estate, net	$439,927	$373,088
Investments in international affiliated funds	51,008	37,734
Investments in real estate-related securities, at fair value	40,052	35,240
Intangible assets, net	32,728	28,769
Investment in commercial mortgage loan, at fair value	—	12,733
Cash and cash equivalents	9,726	5,584
Other assets	7,137	4,262
Restricted cash	5,945	10,087
Total assets	$586,523	$507,497
Liabilities and Equity
Credit facility	$129,277	$107,777
Mortgage payable, net	47,574	47,502
Due to affiliates	9,374	6,059
Intangible liabilities, net	8,501	8,907
Accounts payable, accrued expenses, and other liabilities	7,010	5,798
Subscriptions received in advance	5,945	10,087
Distributions payable	2,065	5,102
Total liabilities	209,746	191,232
Equity
Preferred Stock	250	125
Common stock—Class T Shares, $0.01 par value per share, 500,000,000 shares authorized, 3,248,104 and 1,377,526 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	33	14
Common stock—Class S Shares, $0.01 par value per share, 500,000,000 shares authorized, 2,832,107 and 70,151 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	28	5
Common stock—Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 1,405,968 and 572,675 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	13	1
Common stock—Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 4,461,507 and 1,965,962 shares issued and outstanding at December 31, 2019 and December 31, 2019, respectively	46	20
Common stock—Class N Shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at December 31, 2020 and December 31, 2019.	297	297
Additional paid-in capital	416,348	336,147
Accumulated deficit and cumulative distributions	(42,406)	(19,974)
Accumulated other comprehensive (loss) income	2,168	(370)
Total equity	376,777	316,265
Total liabilities and equity	$586,523	$507,497
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$38,357	$30,808	$15,878
Income from commercial mortgage loan	890	1,455	—
Total revenues	39,247	32,263	15,878
Expenses
Rental property operating	11,923	9,979	5,652
General and administrative	3,538	3,502	3,950
Advisory fee due to affiliate	3,326	2,100	1,485
Depreciation and amortization	17,478	14,171	9,798
Total expenses	36,265	29,752	20,885
Other (expense) income
Realized and unrealized (loss) income from real estate-related securities	(485)	7,296	120
Income from equity investment in unconsolidated international affiliated funds	1,851	270	34
Interest income	155	161	120
Interest expense	(3,778)	(4,534)	(434)
Total other (expense) income	(2,257)	3,193	(160)
Net income (loss)	$725	$5,704	$(5,167)
Net income attributable to preferred stock	$18	$15	$—
Net income (loss) attributable to common stockholders	$707	$5,689	$(5,167)
Net income (loss) per share of common stock - basic and diluted	$0.02	$0.18	$(0.23)
Weighted-average shares of common stock outstanding, basic and diluted	38,834,536	31,231,622	22,551,833
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income and (Loss)
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$725	$5,704	$(5,167)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,538	(412)	42
Comprehensive income (loss)	3,263	5,292	(5,125)
Comprehensive income attributable to preferred stock	18	15	—
Comprehensive income (loss) attributable to common stockholders	$3,245	$5,277	$(5,125)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statement of Changes in Equity
(in thousands)

		Par Value
	Preferred Stock	Common Stock Class T		Common Stock Class S	Common Stock Class D		Common Stock Class I		Common Stock Class N	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2017	$—	$—		$—	$—		$—		$124	$124,126	$(328)	$—	$123,922
Issuance of 17,537,921 shares of common stock (net of $3,488 of offering costs)	—	—		—	—	(a)	2		173	174,231	—	—	174,406
Distribution reinvestment	—	—		—	—	(b)	—	(b)	—	—	—	—	—
Amortization of restricted stock grants	—	—		—	—		—		—	62	—	—	62
Net loss	—	—		—	—		—		—	—	(5,167)	—	(5,167)
Distributions on common stock	—	—		—	—		—		—	—	(4,389)	—	(4,389)
Foreign currency translation adjustment	—	—		—	—		—		—	—	—	42	42
Balance at December 31, 2018	$—	$—		$—	$—		$2		$297	$298,419	$(9,884)	$42	$288,876
Issuance of 3,774,001 shares of common stock (net of $772 of offering costs)	—	14		1	5		18		—	37,622	—	—	37,660
Distribution reinvestment	—	—	(b)	—	—	(b)	—	(b)	—	142	—	—	142
Common stock repurchased	—	—		—	—		—		—	(104)	—	—	(104)
Amortization of restricted stock grants	—	—		—	—		—		—	68	—	—	68
Net income	15	—		—	—		—		—	—	5,689	—	5,704
Distributions on common stock	—	—		—	—		—		—	—	(15,779)	—	(15,779)
Contribution from preferred stock	125	—		—	—		—		—	—	—	—	125
Distribution to preferred stock	(15)	—		—	—		—		—	—	—	—	(15)
Foreign currency translation adjustment	—	—		—	—		—		—	—	—	(412)	(412)
Balance at December 31, 2019	$125	$14		$1	$5		$20		$297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 7,961,372 shares of common stock (net of $594 of offering costs)	—	18		27	8		26		—	80,011	—	—	80,090
Distribution reinvestment	—	1		—	—	(b)	1		—	2,027	—	—	2,029
Common stock repurchased	—	—		—	—		(1)		—	(1,905)	—	—	(1,906)
Amortization of restricted stock grants	—	—		—	—		—		—	68	—	—	68

		Par Value
	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Net income	18	—	—	—	—	—	—	707	—	725
Distributions on common stock	—	—	—	—	—	—	—	(23,139)	—	(23,139)
Contribution from preferred stock	125	—	—	—	—	—	—	—	—	125
Distribution to preferred stock	(18)	—	—	—	—	—	—	—	—	(18)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,538	2,538
Balance at December 31, 2020	$250	$33	$28	$13	$46	$297	$416,348	$(42,406)	$2,168	$376,777
(a)    Shares amount is not presented due to rounding: see Note 14.
(b)    Share distribution reinvestment amount is not presented due to rounding: see Note 14.
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$725	$5,704	$(5,167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,478	14,171	9,798
Unrealized (gain) loss on changes in fair value of real estate-related securities	(2,246)	(3,440)	1,272
Realized loss (gain) on sale of real estate-related securities	3,933	(2,740)	(606)
Income from equity investment in unconsolidated international affiliated funds	(1,851)	(270)	(34)
Income distribution from equity investment in unconsolidated international affiliated funds	970	573	—
Straight line rent adjustment	(1,861)	(1,217)	(1,105)
Amortization of below-market lease intangibles	(742)	(495)	(116)
Amortization of above-market lease intangibles	18	17	—
Amortization of loan closing costs	518	394	30
Amortization of restricted stock grants	68	68	62
Change in assets and liabilities:
Increase in other assets	(1,413)	(516)	(616)
Increase in due to affiliates	—	—	1,091
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	948	(173)	1,726
Net cash provided by operating activities	16,545	12,076	6,335
Cash flows from investing activities:
Acquisitions of real estate	(85,127)	(99,650)	(191,035)
Deposit on loan assets	—	—	150
Origination and fundings of commercial mortgage loan	(1,642)	(46,997)	—
Proceeds from sale of commercial mortgage loan	—	34,264	—
Proceeds from payoff of commercial mortgage loan	14,375	—	—
Fundings for investment in international affiliated funds	(9,855)	(9,890)	(28,519)
Capital improvements to real estate	(2,567)	(1,139)	(285)
Return of capital from real estate-related securities	—	49	—
Purchases of real estate-related securities	(29,722)	(29,117)	(39,515)
Proceeds from sale of real estate-related securities	23,223	29,236	9,621
Net cash used in investing activities	(91,315)	(123,244)	(249,583)
Cash flows from financing activities:
Proceeds from issuance of common stock	75,908	40,018	177,917
Repurchase of common stock	(1,906)	(104)	—
Offering costs paid	(574)	(687)	—
Borrowings from credit facility	103,500	148,277	95,000
Repayments on credit facility	(82,000)	(110,500)	(25,000)
Borrowings from mortgage payable	—	48,000	—
Payment of deferred financing costs	(34)	(900)	(801)

Proceeds from issuance of preferred stock	125	125	—
Distributions to preferred stock	(18)	(15)	—
Subscriptions received in advance	5,945	10,087	55
Distributions to common stockholders	(26,176)	(13,161)	(1,905)
Net cash provided by financing activities	74,770	121,140	245,266
Net increase in cash and cash equivalents and restricted cash during the period	—	9,972	2,018
Cash and cash equivalents and restricted cash, beginning of period	$15,671	$5,699	$3,681
Cash and cash equivalents and restricted cash, end of period	$15,671	$15,671	$5,699
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$9,726	$5,584	$5,643
Restricted cash	5,945	10,087	56
Total cash and cash equivalents and restricted cash	$15,671	$15,671	$5,699
Supplemental disclosures:
Interest paid	$3,296	$4,533	$270
Preferred stock costs	$3	$15	$—
Non-cash investing activities:
Assumption of other (liabilities) and assets in conjunction with acquisitions of real estate	$(378)	$(715)	$1,452
Accrued capital expenditures	$(114)	$121	$14
Non-cash financing activities:
Accrued distributions	$3,037	$2,618	2,484
Accrued stockholder servicing fees	$4,726	$1,388	23
Distribution reinvestments	$2,027	$135	$7
Accrued offering costs due to affiliate	$—	$1,160	3,488

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate ("Nuveen Real Estate").
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
Impact of COVID-19 – Impairment Analysis
If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company did not have any impairment charges with respect to the Company’s investments in real estate. Accordingly, the

Company will continue to monitor circumstances and events in future periods to determine whether any impairment charges are warranted.
As of December 31, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of December 31, 2020, the undiscounted cash flows of our real estate investments exceeded carrying value. Due to the rapidly evolving environment, we will continue to evaluate the feasibility of our cash flow assumptions, which may result in impairments to certain of our investments in future periods.
Investments in Real Estate-Related Securities
The Company reports it investment in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, are recorded as a component of Realized and Unrealized Income from Real Estate-Related Securities on the Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP), for the years ended December 31, 2020, 2019 and 2018, and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds are accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company's Consolidated Balance Sheets.
Investment in Commercial Mortgage Loan
The Company originated its first commercial mortgage loan in March 2019 and elected the fair value option. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loan was stated at fair value and was initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loan was valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value was based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
The income from the commercial mortgage loan represents interest income and origination fee income, which is reported as income from commercial mortgage loan on the Company’s Consolidated Statements of Operations.
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
As of December 31, 2020, the Company’s $40.1 million of investments in real-estate related securities consisted of shares of common stock of publicly-traded real estate investment trusts and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.
As of December 31, 2020, and subsequent to the sale of the senior portion of the commercial mortgage loan and the payoff of the subordinate loan, the Company did not have any investment in commercial mortgage loan.
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 ($ in thousands):

Investment in Commercial Mortgage Loan
Balance as of January 1, 2020	$12,733
Additional fundings	1,642
Payoff of Mezzanine Loan	(14,375)
Balance as of December 31, 2020	$—
As of December 31, 2020 and 2019, the carrying value of the Company's Mortgage Payable and Credit Facility approximated fair value. The fair value of the Company's mortgage payable was $47.6 million and $48.0 million, respectively, as of December 31, 2020 and 2019. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
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
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of December 31, 2020, the Company did not have any mortgage loans on nonaccrual status.
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

The Company's leases are classified as operating leases in accordance with relevant accounting guidelines, and the related revenue is recognized on a straight-line basis. Upon the termination or vacation of a tenant lease, the associated straight-line rent receivable is written off.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2020, restricted cash consisted of $5.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of December 31, 2020, the Company had three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was enacted on March 27, 2020, which, among other things, makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA.

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
As of December 31, 2020, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date as of which the Offering was declared effective. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheet as of December 31, 2020 and 2019.
Offering costs are currently charged to equity as such amounts are incurred. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $0.6 million, $0.8 million and $3.5 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of approximately $2.5 million and $(0.4) million and $42,000, respectively, for the years ended December 31, 2020, 2019 and 2018.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Earnings Per Share
Basic net income/(loss) per share of common stock is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.
Recent Accounting Pronouncements
Pending Adoption:
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 to December 31, 2022. Management is assessing the impact and does not expect the guidance to materially impact the Company.

The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

The amendments in this ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Management is assessing the impact and does not expect the guidance to materially impact the Company.
Recently Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. The guidance is effective for annual and interim periods beginning after December 15, 2020. Management has assessed the impact of the guidance and has determined that the guidance does not have a material impact the Company.
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the year ended December 31, 2020.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements”. ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. The Company concluded that the adoption did not have a material impact on the Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”) to clarify certain aspects of ASU 2016-13, including that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company concluded that the adoption did not have a material impact on the Consolidated Financial Statements.
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
Note 3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Building and building improvements	$383,093	$323,162
Land and land improvements	79,813	61,098
Furniture, fixtures and equipment	3,692	3,474
Total	466,598	387,734
Accumulated depreciation	(26,671)	(14,646)
Investments in real estate, net	$439,927	$373,088
For the years ended December 31, 2020, 2019 and 2018, Depreciation Expense was $12.0 million, $9.6 million and $4.9 million, respectively.
During the year ended December 31, 2020, the Company acquired interests in four real property investments, which were comprised of two industrial investments and two other investments, which are representative of medical office investments. These property acquisitions have been accounted for as asset acquisitions.
The following table provides details of the properties acquired during the year ended December 31, 2020 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
National Street	100%	1	Boston, MA	Industrial	November 2020	$52,880
Locust Grove	100%	1	Atlanta, GA	Other	November 2020	10,157
Linden Oaks	100%	1	Chicago, IL	Other	November 2020	11,299
Rittiman West 6 and 7	100%	2	San Antonio, TX	Industrial	December 2020	11,171
		5				$85,507
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

The following table provides details of the properties acquired during the year ended December 31, 2019 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
East Sego Lily	100%	1	Salt Lake City, UT	Office	May 2019	$44,422
Globe Street Industrial	100%	1	Moreno Valley, CA	Industrial	October 2019	19,442
9725 Datapoint	100%	1	San Antonio, TX	Other	December 2019	36,523
		3				$100,387
(1) Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
During the year ended December 31, 2018, the Company acquired interests in four real property investments, which were comprised of one multifamily, one office, one retail and one industrial property. These property acquisitions have been accounted for as asset acquisitions.
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

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2020 ($ in thousands):

	National Street	Locust Grove	Linden Oaks	Rittiman West 6 and 7	Total
Building and building improvements	$36,842	$7,795	$6,903	$7,129	$58,669
Land and land improvements	11,612	1,422	2,867	2,815	18,716
In-place lease intangibles	3,041	476	836	1,076	5,429
Leasing commissions	916	393	321	119	1,749
Other intangibles	469	71	372	32	944
Total purchase price	$52,880	$10,157	$11,299	$11,171	$85,507

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2019 ($ in thousands):

	East Sego Lily	Globe Street Industrial	9725 Datapoint	Total
Building and building improvements	$33,396	$13,154	$26,336	$72,886
Land and land improvements	3,964	4,376	6,124	14,464
In-place lease intangibles	5,077	1,579	5,095	11,751
Leasing commissions	1,928	473	2,102	4,503
Other intangibles	57	(140)	(3,134)	(3,217)
Total purchase price	$44,422	$19,442	$36,523	$100,387

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2018 ($ in thousands):

	Defoor Hills	Tacara at Steiner Ranch	Main Street at Kingwood	Henderson Interchange	Total
Building and building improvements	$25,600	$37,717	$74,501	$18,316	$156,134
Land and land improvements	4,472	8,385	10,708	4,475	28,040
In-place lease intangibles	1,965	1,807	3,624	1,475	8,871
Leasing commissions	1,750	—	2,100	787	4,637
Other intangibles	21	—	(5,237)	21	(5,195)
Total purchase price	$33,808	$47,909	$85,696	$25,074	$192,487

Note 4. Investments in Real Estate-Related Securities
As of December 31, 2020 and 2019, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the components of Realized and Unrealized (Loss) Income from Real Estate-Related Securities during the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Unrealized gains (losses)	$2,246	$3,440	$(1,272)
Realized (losses) gains	(3,933)	2,740	606
Dividend income	1,202	1,116	786
Realized and unrealized (loss) income from real estate-related securities	$(485)	$7,296	$120

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
On December 22, 2017, the Company entered into a subscription agreement to invest approximately $28.4 million (€25.0 million) into ECF. As of December 31, 2020, the Company has fully satisfied its commitment.

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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of December 31, 2020 ($ in thousands):

Investment in ECF
Balance as of December 31, 2019	$28,144
Income distribution	(699)
Loss from equity investment in unconsolidated international affiliated fund	(180)
Foreign currency translation adjustment	2,538
Balance as of December 31, 2020	$29,803
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2020, 2019 and 2018, was ($0.2) million, $0.5 million, and $34,000, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018 the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 the Company increased its commitment by $20.0 million. As of December 31, 2020, the Company has funded $19.9 million of its total commitment of $30.0 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of December 31, 2020 ($ in thousands):

Investment in APCF
Balance as of December 31, 2019	$9,590
Contributions	9,855
Income distribution	(271)
Income from equity investment in unconsolidated international affiliated fund	2,031
Balance as of December 31, 2020	$21,205
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2020 and 2019 was $2.0 million and ($0.3) million, respectively. There was no such income for the year ended December 31, 2018.

Note 6. Investment in Commercial Mortgage Loan
On March 28, 2019, the Company originated a loan to finance the acquisition and renovation of an industrial property in Maspeth, New York for $46.0 million. The Company funded the loan on a 60% loan-to-cost basis amounting to $46.0 million. On June 6, 2019, the Company sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $34.0 million, which is net of disposition fees. Subsequently, in November 2020, the outstanding balance of the subordinate mortgage loan was paid off in full, and the Company received $14.4 million.

The following is a reconciliation of the beginning and ending balances for the Company's investment in commercial mortgage loan for the year ended December 31, 2020 ($ in thousands):

Investment in Commercial Mortgage Loan
Balance as of January 1, 2020	$12,733
Additional fundings	1,642
Payoff of Mezzanine Loan	(14,375)
Balance as of December 31, 2020	$—
The Company recognized interest income and origination fees from its investment in commercial mortgage loan of approximately $0.9 million and $1.5 million, for the years ended December 31, 2020 and 2019, respectively.

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
For the years ended December 31, 2020 and 2019, the Company did not record any unrealized gains or losses on its commercial mortgage loan.
Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following for years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$31,393	$26,408
Above-market lease intangibles	167	154
Leasing commissions	12,877	10,852
Other intangibles	2,085	825
Total intangible assets	46,522	38,239
Accumulated amortization:
In-place lease intangibles	(10,402)	(7,623)
Above-market lease intangibles	(38)	(21)
Leasing commissions	(3,070)	(1,696)
Other intangibles	(284)	(130)
Total accumulated amortization	(13,794)	(9,470)
Intangible assets, net	$32,728	$28,769
Intangible liabilities:
Below-market lease intangibles	$(9,750)	$(9,414)
Accumulated amortization	1,249	507
Intangible liabilities, net	$(8,501)	$(8,907)

Amortization expense relating to intangible assets was $4.3 million, $4.4 million and $4.9 million, respectively, for the years ended December 31, 2020, 2019, and 2018. Income from the amortization of intangibles was $0.7 million, $0.5 million, and $0.1 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2021	$3,782	$27	$1,580	$344	$(789)
2022	3,289	21	1,496	315	(756)
2023	2,865	17	1,364	294	(738)
2024	2,729	17	1,308	281	(730)
2025	2,380	17	1,132	233	(683)
Thereafter	5,946	30	2,927	334	(4,805)
	$20,991	$129	$9,807	$1,801	$(8,501)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 7, 6 7, 6 and 13 years, respectively.
Note 8. Credit Facility and Mortgage Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). Loans outstanding under the Credit Facility bear interest, at Nuveen OP's option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Interest under the Credit Facility is determined based on a one-month U.S. dollar-denominated LIBOR, which was 0.1% and 1.8% as of December 31, 2020 and 2019, respectively. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement. On December 17, 2018 and June 11, 2019, the Company amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same.

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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2020	December 31, 2019
Credit facility	L+applicable margin(1)	October 24, 2021	$210,000	$129,277	$107,777
(1) The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.The weighted-average interest rate for the years ended December 31, 2020 and 2019, was 1.9% and 3.0%, respectively.
As of December 31, 2020 and 2019, the Company had $129.3 million and $107.8 million, respectively, in borrowings and had an outstanding accrued interest of $0.1 million. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $1.7 million, $3.9 million and $0.4 million, respectively, in Interest Expense.
As of December 31, 2020, the Company was in compliance with all loan covenants.
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
The following is a summary of the Mortgage Payable secured by the Company's retail property ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2020	December 31, 2019
Mortgage payable	3.15%	December 1, 2026	$48,000	$48,000	$48,000
Deferred financing costs, net				(426)	(499)
Mortgage payable, net				$47,574	$47,501
As of December 31, 2020 and 2019, the Company had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the years ended December 31, 2020 and 2019, the Company incurred $1.5 million and $0.2 million, respectively, in Interest Expense.
The following table presents the future principal payments due under the Credit Facility and Mortgage Payable as of December 31, 2020 ($ in thousands):

	Amount
Year	Credit Facility	Mortgage Payable
2021(1)	$129,277	$—
2022	—	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	48,000
Total	$129,277	$48,000
(1)    Loans under the Credit Facility will mature on October 24, 2021, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement, which the Company intends to exercise.

Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2020	December 31, 2019
Straight-line rent receivable	$4,196	$2,336
Receivables	2,072	736
Prepaid expenses	407	329
Deferred financing costs on credit facility, net	368	779
Other	94	82
Total	$7,137	$4,262
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities for the years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,598	$1,700
Real estate taxes payable	1,996	1,742
Prepaid rental income	1,440	608
Tenant security deposits	1,117	1,044
Other	612	370
Accrued interest expense	247	334
Total	$7,010	$5,798

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
As of December 31, 2020 and 2019, the Company had accrued advisory fees of approximately $0.3 million and $0.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, the Company had incurred advisory fee expense of $2.9 million, $2.1 million and $1.5 million, respectively.
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

During the year ended December 31, 2020, the Company engaged NexCore Companies LLC, an affiliate of TIAA, to provide property management, accounting and leasing services for its investments in medical office properties. As of December 31, 2019, the Company had not retained an affiliate of the Advisor for any such services.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding or converted into Class I shares. As of December 31, 2020 and 2019, the Company had accrued $4.7 million and $1.4 million, respectively, of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
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

Due to Affiliates
The following table summarizes the components of Due to Affiliates for the years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Accrued stockholder servicing fees(1)	$4,726	$1,411
Advanced organization and offering costs	4,648	4,648
Total	$9,374	$6,059
(1) The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2020, the Company accrued approximately $4.7 million of stockholder servicing fees payable to the Dealer Manager related to Class T, Class S and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2054 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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
Note 12. Risks and Contingencies
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of December 31, 2020 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. As of December 31, 2020, the Company has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of December 31, 2020, the Company had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. Moreover, the Company's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months. Based on the Company's assessment, no triggers have been met for the impairment of its investments as of December 31, 2020.
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
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. For the years ended December 31, 2020 and 2019, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the years ended December 31, 2020, 2019 and 2018, was $38.4 million, $30.8 million and $15.9 million, respectively.

Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	Future Minimum Rent
2021	$24,362
2022	24,063
2023	22,665
2024	22,046
2025	19,693
Thereafter	69,864
Total	$182,693
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The Company has not had material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the year ended December 31, 2020.

Note 14. Equity
Authorized Capital
On January 24, 2018, the Company filed Articles of Amendment and Restatement (the “charter”) with the State Department of Assessments and Taxation of Maryland pursuant to which the Company’s undesignated common stock became Class N shares of common stock and the Class T, Class S, Class D and Class I shares offered in the Offering were authorized.
As of December 31, 2020, the Company had authority to issue a total of 2,200,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Class T Shares	500,000	$0.01
Class S Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Class N Shares	100,000	$0.01
Preferred Stock	100,000	$0.01
Total	2,200,000
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

On October 8, 2020, a subsidiary of the Operating Partnership sold 125 shares of preferred stock in a private placement to effectuate the formation of a REIT established to hold our industrial property located in Massachusetts for tax management purposes.
Common Stock
As of December 31, 2020, the Company had issued and outstanding 3,248,104 shares of Class T common stock, 2,832,107 shares of Class S common stock, 1,405,968 shares of Class D common stock, 4,461,507 shares of Class I common stock, and 29,730,608 shares of Class N common stock.

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) for the years ended December 31, 2020 and 2019:

	Class T Shares	Class S Shares	Class D Shares		Class I Shares		Class N Shares	Total
January 1, 2017	—	—	—		—		12,405	12,405
Common Stock Issued	—	—	26		186		17,326	17,538
Distribution Reinvestment	—	—	—	(a)	—	(a)	—	—
Vested Stock	—	—	—		—		—	—
Common Stock Repurchased	—	—	—		—		—	—
December 31, 2018	—	—	26		186		29,731	29,943

Common Stock Issued	1,375	70	544		1,774		—	3,763
Distribution Reinvestment	2	—	3		9		—	14
Vested Stock	—	—	—		7		—	7
Common Stock Repurchased	—	—	—		(10)		—	(10)
December 31, 2019	1,377	70	573		1,966		29,731	33,717

Common Stock Issued	1,818	2,734	819		2,578		—	7,949
Distribution Reinvestment	68	30	36		60		—	194
Vested Stock Grant	—	—	—		6		—	6
Common Stock Repurchased	(15)	(2)	(22)		(148)		—	(187)
December 31, 2020	3,248	2,832	1,406		4,462		29,731	41,679
(a)The Class D and Class I Shares amount is not presented due to rounding
TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, all shares held by TIAA are not eligible to be repurchased until January 31, 2023; provided that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor.
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25.0% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant,which, in connection with the directors’ first annual grant, occurred in February 2019. The Company accrued approximately $61,875 and $68,000 of expense for years ended December 31, 2020 and 2019, respectively, in connection with restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. As of December 31, 2020, the Company has accrued $2.1 million in Distribution Payable on the Consolidated Balance Sheets for the December distributions.
Each class of common stock receives the same gross distribution per share, which was $0.6840 per share for the year ended December 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient of such stockholder servicing fee.
The following table details the net distribution for each of our share classes for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6840	$0.6840	$0.6840	$0.6840	$0.6840
Advisory fee per share of common stock	(0.1143)	(0.1214)	(0.1120)	(0.1081)	(0.0569)
Stockholder servicing fee per share of common stock	(0.0919)	(0.0845)	(0.0324)	—	—
Net distribution per share of common stock	$0.4778	$0.4781	$0.5396	$0.5759	$0.6271

The following table details the net distribution for each of our share classes for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock(1)	$0.5689	$0.0579	$0.5689	$0.5689	$0.5689
Advisory fee per share of common stock	(0.1190)	(0.0102)	(0.1200)	(0.1202)	(0.0632)
Stockholder servicing fee per share of common stock	(0.0898)	(0.0078)	(0.0265)	—	—
Net distribution per share of common stock	$0.3601	$0.0399	$0.4224	$0.4487	$0.5057
(1)    The Company did not sell any Class T or Class S shares prior to January 2019 and December 2019, respectively, thus no distributions were declared for Class T or Class S prior to such date.

The following table details the net distribution for each of our share classes for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock(1)	$—	$—	$0.1974	$0.1952	$0.1902
Advisory fee per share of common stock	—	—	(0.0414)	(0.0414)	(0.0216)
Stockholder servicing fee per share of common stock	—	—	(0.0086)	—	—
Net distribution per share of common stock	$—	$—	$0.1474	$0.1538	$0.1686
(1)    The Company did not sell any Class I or Class D shares prior to May 2018 and June 2018, respectively, thus no distributions were declared for Class I or Class D prior to such date.
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
For year ended December 31, 2020, the Company repurchased shares for $1.9 million. The company had no unfulfilled repurchase requests during the year ended December 31, 2020.

Note 15. Segment Reporting
The Company operates in eight reportable segments: industrial properties, multifamily properties, retail properties, office properties, other properties (which consists of medical office buildings), real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Industrial	$167,518	$106,417
Multifamily	91,355	94,039
Retail	86,154	88,217
Office	72,810	76,603
Other	61,397	39,634
International Affiliated Funds	51,008	37,734
Real Estate-Related Securities	40,052	35,240
Commercial Mortgage Loan	—	12,733
Other (Corporate)	16,229	16,880
Total assets	$586,523	$507,497
The following table sets forth the financial results by segment for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Rental revenues
Industrial	10,381	8,464	6,081
Multifamily	$9,351	$9,215	$7,197
Office	7,470	6,071	1,483
Retail	6,783	6,912	1,117
Other	4,372	146	—
Total rental revenues	38,357	30,808	15,878
Property operating expenses
Industrial	2,915	2,578	1,821
Multifamily	4,520	4,555	3,395
Office	2,123	1,585	274
Retail	1,355	1,238	162
Other	1,010	23	—
Total property operating expenses	11,923	9,979	5,652
Depreciation and amortization	17,478	14,171	9,798
Interest income from commercial loan	890	1,455	—
Realized and unrealized income from real estate-related securities	(485)	7,296	120
Income from equity investment in unconsolidated international affiliated funds	1,851	270	34
General and administrative expenses	(3,538)	(3,502)	(3,950)
Advisory fee due to affiliate	(3,326)	(2,100)	(1,485)
Interest income	155	161	120
Interest expense	(3,778)	(4,534)	(434)
Net income (loss)	$725	$5,704	$(5,167)
Net income attributable to preferred stock	$18	$15	$—
Net income (loss) attributable to common stockholders	$707	$5,689	$(5,167)
Note 16. Quarterly Financial Information (Unaudited)
The following tables present the Company’s quarterly results ($ in thousands, except per share data):

2020	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Total revenues	$9,703	$9,808	$9,699	$10,037
Net (loss) income	(6,626)	2,574	1,154	3,623
Net (loss) income attributable to common stockholders	(6,630)	2,571	1,150	3,616
Net (loss) income per share	(0.18)	0.07	0.03	0.10

2019	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Total revenues	$6,766	$8,475	$8,198	$8,824
Net income (loss)	3,748	(247)	2,211	(8)
Net income (loss) attributable to common stockholders	3,744	(250)	2,207	(12)
Net income (loss) per share	0.12	(0.01)	0.07	—

2018	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Total revenues	$2,822	$3,015	$4,536	$5,505
Net (loss) income	(1,515)	287	(849)	(3,090)
Net (loss) income attributable to common stockholders	(1,515)	287	(849)	(3,090)
Net (loss) income per share	(0.08)	0.01	(0.04)	0.11

Note 17. Subsequent Events

Distributions
The Company's board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record date of December 30, 2020. The Company paid these distributions amounting to $2.1 million on January 26, 2021.
The Company's board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record date of January 30, 2021. The Company paid these distributions amounting to $2.1 million on February 26, 2021.
The Company's board of directors declared distributions on all outstanding shares of common stock as of the close of business on the record date of February 28, 2021. The Company paid these distributions amounting to $2.1 million on March 24, 2021.
Status of the Offering
On January 1, 2021 the Company sold approximately $5,944,630 of common stock (73,276 Class T shares, 200,705 Class S shares, 61,682 Class D shares & 231,223 Class I shares) at a purchase price of $10.44 for Class T, $10.42 for Class S, $10.52 for Class D, and $10.55 for Class I.
On February 1, 2021 the Company sold approximately $8,983,575 of common stock (185,339 Class T shares, 377,404 Class S shares, 56,066 Class D shares & 232,772 Class I shares) at a purchase price of $10.53 for Class T, $10.50 for Class S, $10.61 for Class D, and $10.63 for Class I.
On March 1, 2021 the Company sold approximately $30,859,587 of common stock (317,388 Class T shares, 1,362,114 Class S shares, 187,503 Class D shares & 1,026,119 Class I shares) at a purchase price of $10.64 for Class T, $10.61 for Class S, $10.72 for Class D, and $10.74 for Class I.
On January 31, 2021, the Company repurchased 9,963 Class D shares at $10.61 per share.
On February 28, 2021, the Company repurchased 2,336 Class D shares at $10.72 per share.
Other Items
On January 22, 2021, the Company completed the acquisition of the property known as 2945 Wilderness Place, a life science building located in the Denver-Boulder submarket, from an unaffiliated third party for a total cost of $12.9 million, including purchase price adjustments and transaction costs. The property is a 30,887 square foot life science building located in Boulder, Colorado. At the time of acquisition, 2945 Wilderness place was 100% leased to a single tenant on a long-term triple net lease with an average remaining lease term of over five years.

In January 2021, the Company increased its commitment to APCF by $20.0 million, bringing its total commitment to $50.0 million.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)
Schedule III

					Initial Costs			Gross Amount at Which Carried at Close of Period(a)
Property Location	Property Type	Year Built	Year Acquired	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora, IL	Multi-family	2003	2017		$5,894	$44,713	$473	$5,932	$45,148	$51,080	$3,897	15 - 40 years
Phoenix, AZ	Industrial	1998	2017		3,891	11,337	202	3,891	11,539	15,430	1,081	15 - 40 years
Denver & Golden, CO	Industrial	Various	2017		8,773	38,496	333	8,773	38,829	47,602	3,819	15 - 40 years
Austin, TX	Multi-family	2017	2018		4,472	25,598	118	4,472	25,716	30,188	1,997	15 - 40 years
Atlanta, GA	Office	1970	2018		8,385	36,319	212	8,385	36,531	44,916	2,678	15 - 40 years
Houston, TX	Retail	2016	2018	$48,000	10,708	74,419	230	10,708	74,649	85,357	5,498	15 - 40 years
Henderson, NV	Industrial	2017	2018		4,475	18,316	—	4,475	18,316	22,791	1,282	15 - 40 years
Salt Lake City, UT	Office	2017	2019		3,964	32,945	57	3,964	33,002	36,966	2,084	15 - 40 years
Moreno Valley, CA	Industrial	1993	2019		4,376	13,157	320	4,376	13,477	17,853	636	15 - 40 years
San Antonio, TX	Other	1972; renovated 2019	2019		6,124	26,338	819	6,124	27,157	33,281	1,468	15 - 40 years
Boston, MA	Industrial	1973	2020		11,612	36,842	—	11,612	36,842	48,454	176	15 - 40 years
Atlanta, GA	Other	2017	2020		1,422	7,795	—	1,422	7,795	9,217	55	15 - 40 years
Chicago, IL	Other	1986	2020		2,867	6,903	—	2,867	6,903	9,770	59	15 - 40 years
San Antonio, TX	Industrial	1983	2020		2,815	7,129	—	2,815	7,129	9,944	7	15 - 40 years
				$48,000	$79,778	$380,307	$2,764	$79,816	$383,033	$462,849	$24,737
(a)The aggregate cost for federal income tax purposes at December 31, 2020 was approximately $489.6 million.
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $3.7 million. Accumulated Depreciation does not include $1.9 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2020, 2019 and 2018, are as follows ($ in thousands):

Rental Properties	2020	2019	2018
Balance at beginning of period	$384,260	$296,073	$113,103
Additions	78,589	88,187	182,970
Balance at end of period	$462,849	$384,260	$296,073

Accumulated Depreciation	2020	2019	2018
Balance at beginning of period	$13,431	$4,498	$123
Additions	11,306	8,933	4,375
Balance at end of period	$24,737	$13,431	$4,498