Form 10-Q
period 2021-03-31
Nuveen Global Cities REIT, Inc.
filed 2021-05-12
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-56273
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2021, there were 4,290,771 outstanding shares of Class T common stock, 6,153,682 outstanding shares of Class S common stock, 2,058,057 outstanding shares of Class D common stock, 8,772,039 outstanding shares of Class I common stock, 29,730,608 outstanding shares of Class N common stock.

2

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Investments in real estate, net	$447,899	$439,927
Investments in international affiliated funds	50,185	51,008
Investments in real estate-related securities, at fair value	42,791	40,052
Restricted cash	51,969	5,945
Intangible assets, net	32,372	32,728
Other assets	7,644	7,137
Cash and cash equivalents	5,881	9,726
Total assets	$638,741	$586,523
Liabilities and Equity
Credit facility	$94,277	$129,277
Subscriptions received in advance	51,969	5,945
Mortgage payable, net	47,592	47,574
Due to affiliates	11,088	9,374
Intangible liabilities, net	8,605	8,501
Accounts payable, accrued expenses, and other liabilities	7,640	7,010
Distributions payable	2,311	2,065
Total liabilities	223,482	209,746
Equity
Preferred Stock	129	250
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 3,824,106 and 3,248,104 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	39	33
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 4,767,498 and 2,832,107 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	47	28
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 1,698,918 and 1,405,968 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	16	13
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 5,941,714 and 4,461,507 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	61	46
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at March 31, 2021 and December 31, 2020	297	297
Additional paid-in capital	459,893	416,348
Accumulated deficit and cumulative distributions	(46,130)	(42,406)
Accumulated other comprehensive income	907	2,168
Total equity	415,259	376,777
Total liabilities and equity	$638,741	$586,523
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$11,262	$9,458
Income from commercial mortgage loan	—	245
Total revenues	11,262	9,703
Expenses
Rental property operating	3,514	2,962
General and administrative	1,057	1,034
Advisory fee due to affiliate	1,064	727
Depreciation and amortization	5,484	4,144
Total expenses	11,119	8,867
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	2,881	(7,667)
Income from equity investments in unconsolidated international affiliated funds	689	1,690
Unrealized loss on commercial mortgage loan	—	(331)
Interest income	60	35
Interest expense	(943)	(1,189)
Total other income (expense)	2,687	(7,462)
Net income (loss)	$2,830	$(6,626)
Net income attributable to preferred stock	8	4
Net income (loss) attributable to common stockholders	$2,822	$(6,630)
Net income (loss) per share of common stock - basic and diluted	$0.06	$(0.18)
Weighted-average shares of common stock outstanding, basic and diluted	43,986,617	36,062,045
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,830	$(6,626)
Other comprehensive loss:
Foreign currency translation adjustment	(1,261)	(472)
Comprehensive income (loss)	1,569	(7,098)
Comprehensive income attributable to preferred stock	8	4
Comprehensive income (loss) attributable to common stockholders	$1,561	$(7,102)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Three Months Ended March 31, 2021
	Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2020	$250	$33		$28		$13		$46		$297	$416,348	$(42,406)	$2,168	$376,777
Issuance of 4,230,002 shares of common stock (net of $166 of offering costs)	—	6		19		3		15		—	43,022	—	—	43,065
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	796	—	—	796
Preferred stock redemption	(125)	—		—		—				—		—	—	(125)
Common stock repurchased	—	—		—	(a)	—	(a)	—	(a)	—	(290)	—	—	(290)
Amortization of restricted stock grants	—	—		—		—		—		—	17	—	—	17
Net income	8	—		—		—		—		—	—	2,822	—	2,830
Distributions on common stock	—	—		—		—		—		—	—	(6,546)	—	(6,546)
Distribution on preferred stock	(4)	—		—		—		—		—	—	—	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(1,261)	(1,261)
Balance at March 31, 2021	$129	$39		$47		$16		$61		$297	$459,893	$(46,130)	$907	$415,259
(a)Amount is not presented due to rounding; see Note 14.

Three Months Ended March 31, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2019	$125	$14		$1		$5		$20		$297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 2,123,497 shares of common stock (net of $166 of offering costs)	—	10		12		5		12		—	39,929	—	—	39,968
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	295	—	—	295
Amortization of restricted stock grants	—	—		—		—		—		—	11	—	—	11
Common stock repurchased	—	—		—		—		—		—	—	—	—	—
Net income (loss)	4	—		—		—		—		—	—	(6,630)	—	(6,626)
Distributions on common stock	—	—		—		—		—		—	—	(5,536)	—	(5,536)
Issuance of preferred stock	—	—		—		—		—		—	—	—	—	—
Distribution on preferred stock	—	—		—		—		—		—	—	—	—	—
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(472)	(472)
Balance at March 31, 2020	$129	$24		$13		$10		$32		$297	$376,382	$(32,140)	$(842)	$343,905

(a)Amount is not presented due to rounding; see Note 14.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,830	$(6,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,484	4,144
Unrealized (gain) loss on changes in fair value of real estate-related securities	(1,773)	6,498
Realized (gain) loss on sale of real estate-related securities	(776)	1,459
Income from equity investment in unconsolidated international affiliated funds	(689)	(1,690)
Income distribution from equity investment in unconsolidated international affiliated funds	251	282
Unrealized loss on changes in fair value of commercial mortgage loan	—	331
Straight line rent adjustment	(304)	(665)
Amortization of below-market lease intangibles	(206)	(184)
Amortization of above-market lease intangibles	8	4
Amortization of loan closing costs	133	127
Amortization of restricted stock grants	17	11
Change in assets and liabilities:
Increase (decrease) in other assets	319	(522)
Increase in accounts payable, accrued expenses, and other liabilities	630	853
Net cash provided by operating activities	5,924	4,022
Cash flows from investing activities:
Acquisitions of real estate	(12,510)	—
Funding for commercial mortgage loan	—	(429)
Funding for investment in international affiliated funds	—	(6,377)
Capital improvements to real estate	(288)	(876)
Purchases of real estate-related securities	(6,840)	(11,783)
Proceeds from sale of real estate-related securities	6,650	9,019
Net cash used in investing activities	(12,988)	(10,446)
Cash flows from financing activities:
Proceeds from issuance of common stock	39,775	42,242
Repurchase of common stock	(290)	—
Offering costs paid	(179)	(144)
Borrowings from credit facility	5,000	20,000
Repayments on credit facility	(40,000)	(42,500)
Deposit on mortgage payable	(604)	—
Redemption of preferred stock	(125)	—
Distributions to preferred stock	(4)	—
Subscriptions received in advance	51,969	(7,306)
Distributions to common stockholders	(6,299)	(8,714)
Net cash provided by financing activities	49,243	3,578

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in cash and cash equivalents and restricted cash during the period	42,179	(2,846)
Cash and cash equivalents and restricted cash, beginning of period	15,671	15,671
Cash and cash equivalents and restricted cash, end of period	$57,850	$12,825
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$5,881	$10,044
Restricted cash	51,969	2,781
Total cash and cash equivalents and restricted cash	$57,850	$12,825
Supplemental disclosures:
Interest paid	$829	$1,233
Non-cash investing activities:
Assumption of other assets in conjunction with acquisitions of real estate	$23	$—
Accrued capital expenditures	$(23)	$(149)
Non-cash financing activities:
Accrued distributions	$(246)	$3,178
Accrued stockholder servicing fees	$1,714	$1,836
Distribution reinvestments	$796	$285
Accrued offering costs	$(17)	$19
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to consolidated financial statements (Unaudited)
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company's portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate ("Nuveen Real Estate").
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231, the “Registration Statement”), the Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Registration Statement was initially declared effective on January 31, 2018. The Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
Impact of COVID-19 – Impairment Analysis
If the effects of the novel coronavirus ("COVID-19") pandemic cause economic and market conditions to deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investments in real estate will not occur during the remaining quarters in 2021 or future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether any impairment charges are warranted.
As of March 31, 2021, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of March 31, 2021, the undiscounted cash flows of our real estate investments exceeded carrying value. Due to the rapidly evolving environment, we will continue to evaluate the feasibility of our cash flow assumptions, which may result in impairments to certain of our investments in future periods.
Investments in Real Estate-Related Securities
The Company reports its investment in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses are recorded as a component of Realized and Unrealized Income (Loss) from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting as it has significant influence over these investments. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) for the three months ended March 31, 2021 and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statement of Operations.
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

Deferred Charges
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring, and other loan costs incurred by the Company for its financing arrangements. Deferred financing costs related to the Credit Facility (as defined herein) are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized on a straight-line basis over the term of the Credit Facility, which approximates the effective interest method. Unamortized costs are charged to interest expense upon early repayment or significant modification of the Credit Facility and fully amortized deferred financing costs are removed from the books upon the maturity of the Credit Facility. Deferred financing costs related to the Company’s mortgage payable are recorded as an offset to the related liability and amortized on a straight-line basis over the term of the financing instrument, which approximates the effective interest method. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in Real Estate, Net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
As of March 31, 2021, the Company’s $42.8 million of Investments in Real Estate-Related Securities consisted of shares of common stock of publicly-traded REITs and were classified as Level 1. These investments are recorded at fair value based on the closing price of the common stock as reported by national securities exchanges.
As of March 31, 2021, the Company did not have any investments in commercial mortgage loans.
As of March 31, 2021, the carrying value of the Company's Credit Facility approximated fair value. The fair value of the Company's mortgage payable was $47.6 million as of March 31, 2021 and December 31, 2020. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:
Rental revenue — consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, retail and healthcare properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.

Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of March 31, 2021, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of March 31, 2021, restricted cash consisted of $52.0 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. federal corporate income tax. The Cayman Islands TRSs are not subject to federal corporate income tax or Cayman Islands taxes. As of March 31, 2021, the Company had three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
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
As of March 31, 2021, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2021 and 2020, the Company charged $0.1 million and $0.2 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $1.3 million and $0.5 million, for the three months ended March 31, 2021 and 2020, respectively.
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
Recent Accounting Pronouncements
Pending Adoption:
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 to December 31, 2022. Management is assessing the impact and currently does not expect the guidance to materially impact the Company.
The amendments in this ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.

Recently Adopted:
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. The guidance is effective for annual and interim periods beginning after December 15, 2020. Management has assessed the impact of the guidance and has determined that the guidance currently does not have a material impact the Company.
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for each of the three months ended March 31, 2021 and 2020.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements.” ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. The Company concluded that the adoption did not have a material impact on the consolidated financial statements.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Building and building improvements	$391,204	$383,093
Land and land improvements	83,458	79,813
Furniture, fixtures and equipment	3,726	3,692
Total	478,388	466,598
Accumulated depreciation	(30,489)	(26,671)
Investments in real estate, net	$447,899	$439,927
For the three months ended March 31, 2021 and 2020, depreciation expense was $3.8 million and $2.9 million, respectively.
During the three months ended March 31, 2021, the Company acquired an interest in one real property investment.
The following table provides details of the property acquired during the three months ended March 31, 2021 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
2945 Wilderness Place	100%	1	Boulder, CO	Healthcare	January 2021	$12,533
(1)    Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.

The following table summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2021 ($ in thousands):

2945 Wilderness Place
Building and building improvements	$7,906
Land and land improvements	3,645
In-place lease intangibles	805
Leasing Commissions	289
Other intangibles	(112)
Total purchase price	$12,533
During the year ended December 31, 2020, the Company acquired interests in four real property investments, which were comprised of two industrial and two healthcare investments.
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2021 and December 31, 2020, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real-Estate-Related Securities as of March 31, 2021 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2020	$40,052
Additions	6,840
Disposals	(6,650)
Unrealized gain on changes in fair value	1,773
Realized gain from sales	776
Balance as of March 31, 2021	$42,791
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses)	$1,773	$(6,498)
Realized gains (losses)	776	(1,459)
Dividend income	332	290
Total	$2,881	$(7,667)
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
On December 22, 2017, the Company entered into a subscription agreement to invest €25.0 million into ECF. As of March 31, 2021, the Company had fully satisfied its commitment through cumulative contributions of $28.4 million.

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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of March 31, 2021 ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Income distribution	(203)
Loss from equity investment in unconsolidated international affiliated fund	(168)
Foreign currency translation adjustment	(1,261)
Balance as of March 31, 2021	$28,171
(Loss) income from equity investments in Unconsolidated International Affiliated Funds from ECF was $(0.2) million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021 the Company increased its commitment by $20.0 million each, bringing its total commitment to $50.0 million. As of March 31, 2021, the Company had funded $19.9 million of its total $50.0 million commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of March 31, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Income distribution	(48)
Income from equity investment in unconsolidated international affiliated fund	857
Balance as of March 31, 2021	$22,014
Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2021 and 2020 was $0.9 million and $0.5 million, respectively.
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
As of March 31, 2021, the Company did not have a commercial mortgage loan investment. For the three months ended March 31, 2020, the Company recognized interest income from its investment in a commercial mortgage loan of $0.2 million and recorded an unrealized loss of $0.3 million.

Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$32,198	$31,393
Above-market lease intangibles	167	167
Leasing commissions	13,166	12,877
Other intangibles	2,309	2,085
Total Intangible assets	47,840	46,522
Accumulated amortization:
In-place lease intangibles	(11,516)	(10,402)
Above-market lease intangibles	(46)	(38)
Leasing commissions	(3,518)	(3,070)
Other intangibles	(388)	(284)
Total accumulated amortization	(15,468)	(13,794)
Intangible assets, net	$32,372	$32,728
Intangible liabilities:
Below-market lease intangibles	$(10,060)	$(9,750)
Accumulated amortization	1,455	1,249
Intangible liabilities, net	$(8,605)	$(8,501)
Amortization expense relating to intangible assets was $1.7 million and $1.1 million, respectively, for the three months ended March 31, 2021 and 2020. Income from the amortization of intangible liabilities was $0.2 million for each of the three months ended March 31, 2021 and 2020.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-market Lease Intangibles
2021 (remaining)	$2,940	$19	$1,236	$295	$(645)
2022	3,547	20	1,604	370	(829)
2023	3,129	17	1,472	349	(810)
2024	2,994	17	1,416	336	(802)
2025	2,614	17	1,220	299	(748)
2026	1,208	17	660	58	(597)
Thereafter	4,250	14	2,040	215	(4,174)
	$20,682	$121	$9,648	$1,922	$(8,605)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 5, and 12 years, respectively.
Note 8. Credit Facility and Mortgage Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, the Company amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Interest under the Credit Facility is determined based on a one-month U.S. dollar-denominated LIBOR, which was 0.1% as of March 31, 2021. Loans under the Credit Agreement will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
In July 2017, the Financial Conduct Authority of the UK (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2021	December 31, 2020
Credit Facility	L+applicable margin(1)	October 24, 2021	$210,000	$94,277	$129,277
(1)    The weighted-average interest rate for the three months ended March 31, 2021 was 1.43%.
As of March 31, 2021, the Company had $94.3 million in borrowings and had outstanding accrued interest of $0.1 million under the Credit Facility. For the three months ended March 31, 2021 and 2020, the Company incurred $0.4 million and $0.7 million in interest expense, respectively.
As of March 31, 2021, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
Mortgage Payable
On November 8, 2019, NR Main Street at Kingwood LLC, a wholly owned subsidiary of the Company entered into a loan agreement (“Mortgage Payable”) with Nationwide Life Insurance Company (“Lender”). The Mortgage Payable provides a loan, secured by the Company's Main Street at Kingwood property, of $48.0 million, interest only, for seven years with a fixed rate of 3.15% per annum and matures in December 2026 with unpaid principal balance on the Mortgage Payable due and payable in full on the maturity date.
The following is a summary of the Mortgage Payable secured by the Company's retail property ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Principal Amount	March 31, 2021	December 31, 2020
Mortgage payable	3.15%	December 1, 2026	$48,000	$48,000	$48,000
Deferred financing costs, net				(408)	(426)
Mortgage payable, net				$47,592	$47,574
As of March 31, 2021, the Company had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For each of the three months ended March 31, 2021 and 2020, the Company incurred $0.4 million in interest expense.

The following table presents the future principal payments due under the Credit Facility and Mortgage Payable as of March 31, 2021 ($ in thousands):

	Amount
Year	Credit Facility	Mortgage Payable
2021(1)	$94,277	$—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	48,000
Total	$94,277	$48,000
(1)    Loans under the Credit Facility will mature on October 24, 2021, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2021	December 31, 2020
Straight-line rent receivable	$4,500	$4,196
Receivables	1,657	2,072
Deposits on property mortgage payable	604	—
Prepaid expenses	533	407
Deferred financing costs on credit facility, net	251	368
Other	99	94
Total	$7,644	$7,137
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	March 31, 2021	December 31, 2020
Real estate taxes payable	$2,198	$1,996
Accounts payable and accrued expenses	2,009	1,598
Prepaid rental income	1,367	1,440
Tenant security deposits	1,112	1,117
Other	728	612
Accrued interest expense	226	247
Total	$7,640	$7,010

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
As of March 31, 2021, the Company had accrued advisory fees of approximately $0.3 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2021 and 2020, the Company had incurred advisory fee expense of $1.1 million and $0.7 million, respectively.
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
During the year ended December 31, 2020, the Company engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. The Company paid approximately $11,500 in management fees to NexCore during the three months ended March 31, 2021.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding or converted into Class I shares. As of March 31, 2021, the Company accrued approximately $6.4 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2021	December 31, 2020
Accrued stockholder servicing fees(1)	$6,440	$4,726
Advanced organization and offering expenses	4,648	4,648
Total	$11,088	$9,374
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after March 2056 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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

Note 12. Risks and Contingencies
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of March 31, 2021 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. As of March 31, 2021, the Company has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of March 31, 2021, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months. Based on its assessment, the Company has concluded that there is no impairment of its investments as of March 31, 2021.

The Company's investment in the International Affiliated Funds have been similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which COVID-19 impacts the Company will depend on future developments.
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
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, the Company was not involved in any material legal proceedings. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three months ended March 31, 2021 and 2020 was $11.3 million and $9.5 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	March 31, 2021
2021 (remaining)	$19,025
2022	25,145
2023	23,813
2024	23,202
2025	20,775
2026	13,909
Thereafter	56,301
Total	$182,170
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
During each of the three months ended March 31, 2021 and 2020, the Company did not have material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic.
Note 14. Equity
Authorized Capital
On January 24, 2018, the Company filed Articles of Amendment and Restatement (the “charter”) with the State Department of Assessments and Taxation of Maryland pursuant to which the Company’s undesignated common stock became Class N shares of common stock and the Class T, Class S, Class D and Class I shares offered in the Offering were authorized.

As of March 31, 2021, the Company had authority to issue a total of 2,200,000,000 shares of capital stock consisting of the following:

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
Preferred Stock
On January 2, 2019, the Company filed Articles Supplementary to the charter, which set forth the rights, preferences and privileges of the Company’s 12.0% Series A cumulative non-voting preferred stock (“Series A Preferred Stock”). On January 4, 2019, the Company sold 125 shares of its Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration under the Securities Act of 1933, as amended. The offering of the Series A Preferred Stock was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the qualifications required in order to qualify as a REIT under the Code. On March 31, 2021, the Company redeemed all of the 125 outstanding shares of the Series A Preferred Stock in accordance with its charter.
On October 8, 2020, a subsidiary of Nuveen OP sold 125 shares of preferred stock in a private placement to effectuate the formation of a REIT established to hold the Company's industrial property located in Massachusetts for tax management purposes.
Common Stock
As of March 31, 2021, the Company had issued and outstanding 3,824,106 shares of Class T common stock, 4,767,498 shares of Class S common stock, 1,698,918 shares of Class D common stock, 5,941,714 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
During the three months ended March 31, 2021, the Company sold the following shares of common stock (in thousands):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2020	3,248	2,832	1,406	4,462	29,731	41,679
Common Stock Issued	553	1,923	294	1,460	—	4,230
Distribution Reinvestment	23	17	11	24	—	75
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	—	(5)	(12)	(10)	—	(27)
March 31, 2021	3,824	4,767	1,699	5,942	29,731	45,963
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
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred in February 2019. The Company accrued approximately $17,000 of expense for each of the three months ended March 31, 2021 and 2020, in connection with the restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of March 31, 2021 and December 31, 2020, the Company had accrued $2.3 million and $2.1 million in Distributions Payable on the Consolidated Balance Sheets for the March 2021 and December 2020 distributions, respectively. For the three months ended March 31, 2021 and 2020, the Company declared and paid distributions in the amount of $6.3 million and $8.7 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1711 per share for the three months ended March 31, 2021. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the aggregate distribution declared for each of our share classes for the three months ended March 31, 2021:

	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1711	$0.1711	$0.1711	$0.1711	$0.1711
Advisory fee per share of common stock	(0.0288)	(0.0287)	(0.0291)	(0.0291)	(0.0154)
Stockholder servicing fee per share of common stock	(0.0221)	(0.0221)	(0.0065)	—	—
Net distribution per share of common stock	$0.1202	$0.1203	$0.1355	$0.1420	$0.1557
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
For the three months ended March 31, 2021, the Company repurchased shares of its common stock for $0.3 million. The company had no unfulfilled repurchase requests during the three months ended March 31, 2021.
Note 15. Segment Reporting
The Company operates in eight reportable segments: industrial properties, multifamily properties, retail properties, office properties, healthcare properties, real estate-related securities, International Affiliated Funds, and commercial mortgage loan. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.The following table sets forth the total assets by segment as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Industrial	$165,082	$167,518
Multifamily	91,237	91,355
Retail	85,435	86,154
Office	71,989	72,810
Healthcare	72,812	61,397
International Affiliated Funds	50,185	51,008
Real Estate-Related Securities	42,791	40,052
Other (Corporate)	59,210	16,229
Total assets	$638,741	$586,523

The following table sets forth the financial results by segment for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenues
Industrial	$3,560	$2,357
Multifamily	2,380	2,342
Office	1,874	1,979
Healthcare	1,765	1,126
Retail	1,683	1,654
Total rental revenues	11,262	9,458
Rental property operating expenses
Industrial	1,109	695
Multifamily	1,181	1,145
Office	555	516
Healthcare	321	287
Retail	348	319
Total rental property operating expenses	3,514	2,962
Depreciation and amortization	(5,484)	(4,144)
Income from commercial mortgage loan	—	245
Unrealized loss from commercial mortgage loan	—	(331)
Realized and unrealized income (loss) from real estate-related securities	2,881	(7,667)
Income from equity investment in unconsolidated international affiliated funds	689	1,690
General and administrative expenses	(1,057)	(1,034)
Advisory fee due to affiliate	(1,064)	(727)
Interest income	60	35
Interest expense	(943)	(1,189)
Net income (loss)	2,830	(6,626)
Net income attributable to preferred stock	8	4
Net income (loss) attributable to common stockholders	$2,822	$(6,630)
Note 16. Subsequent Events
Distributions
The Company's board of directors declared distributions amounting to approximately $2.3 million on all outstanding shares of common stock as of the close of business on the record date of March 30, 2021 and the Company paid these distributions on April 28, 2021.
Status of the Offering
On April 1, 2021 the Company sold approximately $52.0 million of common stock (486,558 Class T shares, 1,366,983 Class S shares, 321,249 Class D shares and 2,651,522 Class I shares) at a purchase price of $10.71 for Class T, $10.68 for Class S, $10.80 for Class D, and $10.82 for Class I.
On May 1, 2021 the Company sold approximately $44.9 million of common stock (556,213 Class T shares, 1,423,239 Class S shares, 315,179 Class D shares and 1,849,449 Class I shares) at a purchase price of $10.79 for Class T, $10.74 for Class S, $10.87 for Class D, and $10.89 for Class I.
On April 30, 2021, the Company repurchased 46,253 Class I shares at $10.89 per share.

On May 6, 2021, the Company’s board of directors approved changes in the Company’s independent director compensation plan, effective July 1, 2021. As revised, the independent directors will receive a $75,000 annual retainer and the chairperson of the audit committee will receive a $15,000 annual retainer. The Company pays 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price that generally vests one year from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.
While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
•COVID-19 Risks. In response to the novel coronavirus pandemic (commonly known as “COVID-19”), governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose or reinstate restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Moreover, the market volatility and economic uncertainty surrounding the COVID-19 pandemic may negatively impact our liquid investments, such as those in REIT securities, and our investments in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF” and, collectively with ECF, the “International Affiliated Funds”), investment funds managed by an affiliate of Teachers Insurance and Annuity Association of America (“TIAA”) . These and other consequences of the COVID-19 pandemic may have an adverse effect on our Company’s business and results of operations.
Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the "Advisor"), an investment advisory affiliate of Nuveen Real Estate ("Nuveen Real Estate"). Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC ("Nuveen"). Nuveen is the asset management arm and wholly owned subsidiary of TIAA.
Initial Public Offering
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-252077) relating to our initial public offering was first declared effective by the SEC. Pursuant thereto, we registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On January 13, 2021, we filed a Registration Statement on Form S-11 (File No. 333-252077) for our follow-on public offering of up to $5 billion in shares of common stock.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300.0 million of our Class N common stock.
Q1 2021 Highlights
Operating results:
•Raised $45.7 million of net proceeds during the three months ended March 31, 2021.
•Declared and paid distributions totaling $6.3 million on our common stock during the three months ended March 31, 2021.
•Aggregate quarterly and trailing 12 months total net return of 4.02% and 8.27%, respectively.
•As of March 31, 2021, our real property portfolio was leased at approximately 99% with an average rent collection for the quarter at approximately 99%, excluding tenants granted rent deferrals. As of March 31, 2021, the Company did not have material rent deferrals.
Investments:
•Acquired a life science building, 2945 Wilderness Place, located in the Denver-Boulder submarket, from an unaffiliated third party for a total cost of $12.9 million, including purchase price adjustments and transaction costs.
•Increased our commitment to APCF by an additional $20.0 million, bringing the total commitment to $50.0 million.
•Made additional investments in real estate-related securities with 92 holdings as of March 31, 2021 and a total fair market value basis of $42.8 million.
Financings:
•Used proceeds from issuance of common stock to pay down the Credit Facility by $40.0 million during the three months ended March 31, 2021.
Investment Objectives
Our investment objectives are to:
•provide regular, stable cash distributions;
•target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;
•preserve and protect stockholders’ invested capital;
•realize appreciation from proactive investment management and asset management; and

•seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily, retail, healthcare, and alternative property types (e.g., self-storage, student and single family housing, senior living, and hospitality).
We cannot assure you that we will achieve our investment objectives.
Portfolio
The following map shows the location of our investments within our global portfolio, including our directly-held real estate and properties owned by the International Affiliated Funds, as of March 31, 2021:
The following chart outlines the allocation of our investments based on fair value as of March 31, 2021:

The following charts further describe the diversification of our investments in real properties based on fair value as of March 31, 2021:

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our real properties as of March 31, 2021:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	95%
Total Multifamily	2				512	units
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	77%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	sq ft.	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	sq ft.	95%
Total Industrial	9				1,647	sq ft.
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	88%
Total Office	2				240	sq ft.
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	sq ft.	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	sq ft.	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	sq ft.	100%
Total Healthcare	4				319	sq ft.
Total Investment Properties	18

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of March 31, 2021 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	10	840	3%	127	6%
2022	18	2,228	9%	291	13%
2023	6	613	2%	71	3%
2024	13	1,664	7%	180	8%
2025	16	7,217	28%	886	38%
2026	5	1,062	4%	58	3%
2027	13	3,779	15%	141	6%
2028	4	800	3%	63	3%
2029	2	102	1%	3	—%
2030	5	2,654	10%	135	6%
Thereafter	8	4,567	18%	314	14%
Total	100	25,526	100%	2,269	100%
(1)The annualized March 31, 2021 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded REITs. As of March 31, 2021, we had 92 holdings and have invested $36.6 million in securities that are valued at $42.8 million.
Investments in International Affiliated Funds
European Cities Fund ("ECF")
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of March 31, 2021, ECF has total equity commitments of $1.6 billion
(€1.3 million) and has called $1.5 billion (€1.2 million) of these commitments. ECF has 13 assets with a net asset value of
$1.4 billion (€1.2 billion) and has a loan to value ratio of 34.6%. The ECF portfolio is well diversified and has a balanced country exposure with 20.3% in UK, 20.0% in Netherlands, 12.9% in Finland, 12.0% in Spain, 11.4% in Germany, 11.1% in Italy, 5.3% in Denmark, 3.9% in France, and 3.2% in Austria resulting in an annualized since inception income return of 3.6%.
On December 22, 2017, the Company entered into a subscription agreement to invest €25.0 million into ECF. As of March 31, 2021, the Company had fully satisfied its commitment through cumulative contributions of $28.4 million.

The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of March 31, 2021 ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Income distribution	(203)
Loss from equity investment in unconsolidated international affiliated fund	(168)
Foreign currency translation adjustment	(1,261)
Balance as of March 31, 2021	$28,171
(Loss) income from Equity Investments in Unconsolidated International Affiliated Funds from ECF was $(0.2) million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.
Asia Pacific Cities Fund ("APCF")
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of March 31, 2021, APCF has total equity commitments of $711.5 million and has called $411.5 million of these commitments. APCF has 5 assets with a net asset value of $476.5 million and has a loan to value ratio of 38.1%. As of December 31, 2020, APCF had 14.5% exposure in Australia, 54.4% in Japan and 31.1% in South Korea
resulting in an annualized since inception income return of 3.1%.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021, the Company increased its commitment by $20.0 million each,bringing its total commitment to $50.0 million. As of March 31, 2021, the Company had funded $19.9 million of its total $50.0 million commitment.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of March 31, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Income distribution	(48)
Income from equity investment in unconsolidated international affiliated fund	857
Balance as of March 31, 2021	$22,014
Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2021 and 2020 was $0.9 million and $0.5 million, respectively.
Investment in Commercial Mortgage Loan
We originated our first commercial mortgage loan on March 28, 2019 to finance the acquisition and renovation of an industrial property located in Maspeth, New York. The initial term of the loan was three years with two one-year extension options. Based on the terms of the loan, we funded the loan on a 60% loan-to-cost basis amounting to $46.0 million. The borrower has the option to up-size the loan in two phases up to 80% loan-to-cost basis with a corresponding reduction in the interest rate and the ability to request the up-size once an anchor lease for the property is signed and other requirements have been fulfilled.
In June 2019, we sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mezzanine mortgage, receiving proceeds of $34.0 million, which is net of disposition fees. Subsequently, in November 2020, the outstanding balance of $14.4 million on the subordinate mortgage loan was paid off in full.
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
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of March 31, 2021 for our direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e. less than 12 months) and then repaid over the remaining duration of the contract. As of March 31, 2021, we did not have material exposure to rent concessions, tenant defaults or loan defaults. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts us will depend on future developments.
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
Operating Expenses
Our operating expenses include general and administrative expenses, including legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases associated with our industrial, retail, office and healthcare properties, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.
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
Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020	2021 vs 2020
Revenues
Rental revenue	$11,262	$9,458	$1,804
Income from commercial mortgage loan	—	245	(245)
Total revenues	11,262	9,703	1,559
Expenses
Rental property operating	3,514	2,962	552
General and administrative	1,057	1,034	23
Advisory fee due to affiliate	1,064	727	337
Depreciation and amortization	5,484	4,144	1,340
Total Expenses	11,119	8,867	2,252
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	2,881	(7,667)	10,548
Income from equity investment in unconsolidated international affiliated funds	689	1,690	(1,001)
Unrealized loss on commercial mortgage loan	—	(331)	331
Interest income	60	35	25
Interest expense	(943)	(1,189)	246
Net income (loss)	2,830	(6,626)	9,456
Net income attributable to preferred stock	8	4	4
Net income (loss) attributable to common stockholders	$2,822	$(6,630)	$9,452
Rental Revenue, Rental Property Operating Expenses, and Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the three months ended March 31, 2021 and 2020 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2021 and 2020 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loan
During the three months ended March 31, 2021, income from our commercial mortgage loan decreased $0.2 million in comparison to the corresponding period in 2020 due to payoff of the outstanding balance of the subordinate mortgage loan in full in November 2020 resulting in no income during the current quarter.
General and Administrative Expenses
During the three months ended March 31, 2021, general and administrative expenses increased slightly in comparison to the corresponding period in 2020 due to a slight increase in professional fees incurred for legal services.
Advisory Fee Due to Affiliate
During the three months ended March 31, 2021, the advisory fee due to affiliate increased by $0.3 million, as compared to the corresponding period in 2020 due to the growth of our NAV.

Depreciation and Amortization
During the three months ended March 31, 2021, depreciation and amortization increased $1.3 million compared to the corresponding period in 2020. The increase was driven by the growth in our portfolio, which increased from 12 properties as of March 31, 2020 to 18 properties as of March 31, 2021.
Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income (loss) from real estate-related securities increased $10.5 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase is due to the improvement in market conditions as compared to the prior year, when the emergence of COVID-19 adversely affected the value of our investment in real estate-related securities.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the three months ended March 31, 2021, income from the International Affiliated Funds decreased by $1.0 million as compared to the corresponding period in 2020. The decrease was primarily due to valuation losses on retail properties within our investment in ECF due to the impact of COVID-19 pandemic.
Interest Expense
During the three months ended March 31, 2021, interest expense decreased $0.3 million, compared to the corresponding period in 2020 due to repayments on our Credit Facility and decreasing interest rates resulting from the market instability associated with the COVID-19 pandemic.
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
For the three months ended March 31, 2021 and 2020, our same property portfolio consisted of four industrial, two multifamily, two office, one retail and one healthcare property.
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

The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$2,822	$(6,630)
Adjustments to reconcile to same property NOI
General and administrative	1,057	1,034
Advisory fee due to affiliate	1,064	727
Depreciation and amortization	5,484	4,144
(Income) loss from real estate-related securities	(2,881)	7,667
Income from commercial mortgage loan	—	(245)
Unrealized loss on commercial mortgage loan	—	331
Income from equity investment in unconsolidated international affiliated funds	(689)	(1,690)
Interest income	(60)	(35)
Interest expense	943	1,189
Preferred Stock	8	4
NOI	7,748	6,496
Non-same property NOI	1,586	—
Same property NOI	$6,162	$6,496
The following table details the components of same property NOI for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$	%
Same property NOI
Multifamily	$2,381	$2,342	$39	1.7%
Industrial	2,360	2,357	3	0.1%
Office	1,874	1,979	(105)	(5.3)%
Retail	1,683	1,654	29	1.8%
Healthcare	1,065	1,126	(61)	(5.4)%
Total revenues	9,363	9,458	(95)	(1.0)%
Property operating expenses
Multifamily	1,181	1,145	36	3.1%
Industrial	853	695	158	22.7%
Office	555	516	39	7.6%
Retail	348	319	29	9.1%
Healthcare	264	287	(23)	(8.0)%
Total expenses	3,201	2,962	239	8.1%
Same property NOI	$6,162	$6,496	$(334)	(5.1)%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended March 31, 2021, rental revenues decreased $0.1 million across the same property portfolio as compared to the corresponding period in

2020. The decrease was primarily related to a tenant vacating in one of our office properties due to bankruptcy and the resulting decrease in occupancy.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three months ended March 31, 2021, property operating expenses increased $0.2 million across the same property portfolio. The increase was primarily due to higher real estate taxes owed on our industrial properties based on property reassessments during the current quarter.

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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three months ended March 31, 2021. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of March 31, 2021, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018 and intend to operate in a manner that will allow us to continue to qualify as a REIT. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
Credit Facility
On October 24, 2018, we entered into a credit agreement (the "Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, we amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted London Interbank Offered Rate ("LIBOR") rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
As of March 31, 2021, we had $94.3 million in borrowings and had outstanding accrued interest of $0.1 million. For the three months ended March 31, 2021, we incurred $0.4 million in interest expense.
As of March 31, 2021, we are in compliance with all loan covenants with respect to the Credit Agreement.
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
As of March 31, 2021, we had $48.0 million in borrowings and $0.1 million in accrued interest outstanding under the Mortgage Payable. For the three months ended March 31, 2021, we incurred $0.4 million in interest expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities	$5,924	$4,022
Cash flows used in investing activities	(12,988)	(10,446)
Cash flows provided by financing activities	49,243	3,578
Net increase (decrease) in cash and cash equivalents and restricted cash	$42,179	$(2,846)
Cash flows provided by operating activities increased $1.9 million during the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was due to additional cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities increased $2.5 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 due to a $12.5 million increase in fundings related to the acquisition of a real estate investment during the quarter, offset by a decrease in fundings for our investments in the International Affiliated Funds of $6.4 million and a decrease in net purchase and sale activity on our real-estate related securities of $2.6 million.
Cash flows provided by financing activities increased by $45.7 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a $59.3 million increase in subscriptions received in advance, offset by a net increase in repayments on the Credit Facility of $12.5 million.

Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric, which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).
FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization.
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities, amortization of restricted stock awards, unamortized origination fee related to the commercial mortgage loan, and unrealized loss (income) from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.
The following table presents a reconciliation of net income (loss) to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,830	$(6,626)
Adjustments:
Real estate depreciation and amortization	5,484	4,270
Funds from Operations	8,314	(2,356)
Straight-line rental income	(304)	(665)
Amortization of above-and-below market lease intangibles	(198)	(180)
Unrealized (gain) loss from changes in fair value of real estate-related securities	(1,773)	6,498
Unrealized loss on commercial mortgage loan	—	331
Amortization of restricted stock awards	17	11
Unrealized income from investment in international affiliated funds	(438)	(1,408)
Adjusted Funds from Operations attributable to stockholders	$5,618	$2,231
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
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. We accrued $2.3 million for March 2021 in Distribution Payable on the Consolidated Balance Sheets.
For the three months ended March 31, 2021, we declared and paid distributions in the amount of $6.3 million.
Beginning January 31, 2020, we declared monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.1711 per share for each of the three months ended March 31, 2021. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which are deducted from the monthly distribution per share.
The table below details the net distribution for each of our share classes for the three months ended March 31, 2021:

	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1711	$0.1711	$0.1711	$0.1711	$0.1711
Advisory fee per share of common stock	(0.0288)	(0.0287)	(0.0291)	(0.0291)	(0.0154)
Stockholder servicing fee per share of common stock	(0.0221)	(0.0221)	(0.0065)	—	—
Net distribution per share of common stock	$0.1202	$0.1203	$0.1355	$0.1420	$0.1557
The following table summarizes our distributions declared and paid during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,503	87.36%	$8,419	96.61%
Reinvested in shares	796	12.64%	295	3.39%
Total distributions	$6,299	100.00%	$8,714	100.00%
Sources of distributions
Cash flows from operating activities	$5,924	94.05%	$4,022	46.16%
Debt and financing proceeds	375	5.95%	4,692	53.84%
Total sources of distributions	$6,299	100.00%	$8,714	100.00%
Total cash flows from operating activities	$5,924		$4,022

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2021 ($ and shares in thousands, except per share data):

Components of NAV	March 31, 2021
Investments in real property	$554,226
Investments in international affiliated funds	50,185
Investments in real estate-related securities	42,791
Restricted cash	51,969
Cash and cash equivalents	5,881
Other assets	3,555
Debt obligations	(142,127)
Subscriptions received in advance	(51,969)
Other liabilities	(9,952)
Stockholder servicing fees payable the following month(1)	(71)
Net Asset Value	$504,488
Net Asset Value attributable to preferred stock	$129
Net Asset Value attributable to common stockholders	$504,359
Number of outstanding shares of common stock	45,963
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2021, we have accrued under GAAP approximately $6.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2021 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$41,265	$51,225	$18,468	$64,693	$328,708	$504,359
Number of outstanding shares	3,824	4,768	1,699	5,942	29,730	45,963
NAV per shares as of March 31, 2021	$10.79	$10.74	$10.87	$10.89	$11.06
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2021 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.47%	5.76%
Multifamily	6.88	5.40
Office	7.04	6.40
Healthcare	7.50	6.54

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.9%	+2.0%	+2.2%
(weighted average)	0.25% increase	(1.9)%	(2.0)%	(1.8)%	(2.2)%
Exit Capitalization Rate	0.25% decrease	+3.1%	+3.0%	+2.6%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.8)%	(2.2)%	(2.2)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2021
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$415,259
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	7,007
Unrealized real estate appreciation(3)	37,033
Accumulated depreciation and amortization(4)	45,041
Straight-line rent receivable	(4,500)
Net Asset Value	$504,488
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$142,277	$94,277	$—	$—	$48,000
APCF unfunded commitment	30,145	30,145	—	—	—
Organization and offering costs	4,648	—	1,085	1,859	1,704
Interest expense(1)	9,245	2,189	4,536	2,520	—
Total	$186,315	$126,611	$5,621	$4,379	$49,704
(1)Represents interest expense for our fixed rate Mortgage Payable and Credit Facility with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on the Credit Facility for the three months ended March 31, 2021 was 1.43%.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we are exposed to credit, market and currency risk.
Market Risk
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of March 31, 2021.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of March 31, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2021, the outstanding principal balance of our variable rate indebtedness was $94.3 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
For the three months ended March 31, 2021, a 10% increase in the one-month U.S denominated LIBOR would have resulted in increased interest expense of approximately $4,000. The fair market value of the Credit Facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our Credit Facility a 100 basis point increase in LIBOR will reduce our net income by $0.3 million and a similar basis point decrease will increase our net income by $0.3 million.
COVID-19 Developments
In December 2019, a novel strain of coronavirus emerged in China and has spread globally. In response to the coronavirus pandemic, governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose or reinstate restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level, including the rollout of vaccination programs in the United States and globally. The coronavirus has resulted in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and has led to an increase in unemployment.
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
The extent to which the coronavirus may further impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact and the availability of effective therapies or vaccines, among others. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months. See “Risk Factors—Risks Related to Our Organizational Structure in our Annual Report on Form 10-K for the year ended December 31, 2020—The continuing spread of a new strain of coronavirus, which causes the viral disease known as coronavirus disease 2019 ("COVID-19"), may adversely affect our investments and operations."
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
Item 1A. Risk Factors.

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021.
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
As of March 31, 2021, we received gross proceeds of $524.4 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	3,824,106	4,767,498	1,698,918	5,941,714	29,730,608	45,962,844
Gross offering proceeds	$45,804	$65,449	$21,398	$91,796	$300,000	524,447
Selling commissions and other dealer manager fees	(1,115)	(550)	—	—	—	(1,665)
Accrued stockholder servicing fees	(2,055)	(2,749)	(1,565)	—	—	(6,369)
Net offering proceeds	$42,634	$62,150	$19,833	$91,796	$300,000	$516,413

We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $513.1 million of real estate, investments in International Affiliated Funds of $50.2 million and $36.6 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $94.3 million of financing from the Credit Facility and $48.0 million from the mortgage payable. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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

During the three months ended March 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2021	9,963	0.0236%	$10.61	9,963	—
February 2021	2,336	0.0055%	$10.72	2,336	—
March 2021	14,817	0.0340%	10.77	14,817	—
	27,116	N/M	$10.71	27,116	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference).

10.1*	Independent Director Compensation Policy

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Global Cities REIT, Inc.

By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chief Executive Officer and Chairman of the Board

By:	/s/ James E. Sinople
James E. Sinople
Chief Financial Officer and Treasurer
Date: May 12, 2021