Form 10-Q
period 2021-06-30
Nuveen Global Cities REIT, Inc.
filed 2021-08-12
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2021, there were 6,444,625 outstanding shares of Class T common stock, 12,949,614 outstanding shares of Class S common stock, 3,125,713 outstanding shares of Class D common stock, 19,019,261 outstanding shares of Class I common stock, and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Investments in real estate, net	$573,811	$439,927
Investments in real estate-related securities, at fair value	58,432	40,052
Investments in international affiliated funds	49,864	51,008
Cash and cash equivalents	83,931	9,726
Restricted cash	70,623	5,945
Intangible assets, net	39,867	32,728
Other assets	7,677	7,137
Total assets	$884,205	$586,523
Liabilities and Equity
Credit facility	$141,277	$129,277
Mortgages payable, net	76,078	47,574
Subscriptions received in advance	70,623	5,945
Intangible liabilities, net	17,513	8,501
Due to affiliates	15,832	9,374
Accounts payable, accrued expenses, and other liabilities	7,416	7,010
Distributions payable	3,000	2,065
Total liabilities	331,739	209,746
Equity
Preferred Stock	129	250
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 5,539,901 and 3,248,104 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	55	33
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 9,607,787 and 2,832,107 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	96	28
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 2,519,593 and 1,405,968 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	24	13
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 12,043,885 and 4,461,507 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	122	46
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at June 30, 2021 and December 31, 2020	297	297
Additional paid-in capital	601,050	416,348
Accumulated deficit and cumulative distributions	(50,540)	(42,406)
Accumulated other comprehensive income	1,233	2,168
Total equity	552,466	376,777
Total liabilities and equity	$884,205	$586,523
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$12,131	$9,562	$23,393	$19,020
Income from commercial mortgage loan	—	246	—	491
Total revenues	12,131	9,808	23,393	19,511
Expenses
Rental property operating	3,544	2,703	7,058	5,665
General and administrative	874	918	1,931	1,952
Advisory fee due to affiliate	1,631	800	2,695	1,527
Depreciation and amortization	6,754	4,086	12,238	8,230
Total expenses	12,803	8,507	23,922	17,374
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	5,904	3,429	8,785	(4,238)
(Loss) income from equity investments in unconsolidated international affiliated funds	(374)	(1,617)	315	73
Unrealized gain on commercial mortgage loan	—	331	—	—
Interest income	50	35	110	70
Interest expense	(1,002)	(905)	(1,945)	(2,094)
Total other income (expense)	4,578	1,273	7,265	(6,189)
Net income (loss)	$3,906	$2,574	$6,736	$(4,052)
Net income attributable to preferred stock	3	3	11	7
Net income (loss) attributable to common stockholders	$3,903	$2,571	$6,725	$(4,059)
Net income (loss) per share of common stock - basic and diluted	$0.07	$0.07	$0.14	$(0.11)
Weighted-average shares of common stock outstanding, basic and diluted	55,021,598	38,373,316	49,432,630	37,217,680
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,906	$2,574	$6,736	$(4,052)
Other comprehensive income (loss):
Foreign currency translation adjustment	326	534	(935)	62
Comprehensive income (loss)	4,232	3,108	5,801	(3,990)
Comprehensive income attributable to preferred stock	3	3	11	7
Comprehensive income (loss) attributable to common stockholders	$4,229	$3,105	$5,790	$(3,997)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Three Months Ended June 30, 2021
	Preferred Stock	Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at March 31, 2021	$129	$39		$47		$16		$61	$297	$459,893	$(46,130)	$907	$415,259
Issuance of 13,448,464 shares of common stock (net of $234 of offering costs)	—	16		48		8		61	—	140,818	—	—	140,951
Distribution reinvestment	—	—	(a)	1		—	(a)	1	—	1,190	—	—	1,192
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)	—	(868)	—	—	(869)
Amortization of restricted stock grants	—	—		—		—		—	—	17	—	—	17
Net income	3	—		—		—		—	—	—	3,903	—	3,906
Distributions on common stock	—	—		—		—		—	—	—	(8,313)	—	(8,313)
Distribution on preferred stock	(3)	—		—		—		—	—	—	—	—	(3)
Foreign currency translation adjustment	—	—		—		—		—	—	—	—	326	326
Balance at June 30, 2021	$129	$55		$96		$24		$122	$297	$601,050	$(50,540)	$1,233	$552,466
(a)Amount is not presented due to rounding; see Note 14.

Three Months Ended June 30, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at March 31, 2020	$129	$24		$13		$10		$32		$297	$376,382	$(32,140)	$(842)	$343,905
Issuance of 1,073,202 shares of common stock (net of $180 of offering costs)	—	4		3		—		4		—	10,890	—	—	10,901
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	492	—	—	492
Common stock repurchased	—	—		—		—		(1)		—	(650)	—	—	(651)
Amortization of restricted stock grants	—	—		—		—		—		—	23	—	—	23
Net income	3	—		—		—		—		—	—	2,571	—	2,574
Distributions on common stock	—	—		—		—		—		—	—	(5,697)	—	(5,697)
Distribution on preferred stock	(7)	—		—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	534	534
Balance at June 30, 2020	$125	$28		$16		$10		$35		$297	$387,137	$(35,266)	$(308)	$352,074

(a)Amount is not presented due to rounding; see Note 14.

Six Months Ended June 30, 2021
	Preferred Stock	Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2020	$250	$33		$28		$13		$46	$297	$416,348	$(42,406)	$2,168	$376,777
Issuance of 17,678,466 shares of common stock (net of $400 of offering costs)	—	22		67		11		76	—	183,840	—	—	184,016
Distribution reinvestment	—	—	(a)	1		—	(a)	1	—	1,986	—	—	1,988
Preferred stock redemption	(125)	—		—		—			—		—	—	(125)
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)	—	(1,158)	—	—	(1,159)
Amortization of restricted stock grants	—	—		—		—		—	—	34	—	—	34
Net income	11	—		—		—		—	—	—	6,725	—	6,736
Distributions on common stock	—	—		—		—		—	—	—	(14,859)	—	(14,859)
Distribution on preferred stock	(7)	—		—		—		—	—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	—	(935)	(935)
Balance at June 30, 2021	$129	$55		$96		$24		$122	$297	$601,050	$(50,540)	$1,233	$552,466
(a)Amount is not presented due to rounding; see Note 14.

Six Months Ended June 30, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2019	$125	$14		$1		$5		$20		$297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 5,017,997 shares of common stock (net of $341 of offering costs)	—	14		15		5		16		—	50,819	—	—	50,869
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	787	—	—	787
Amortization of restricted stock grants	—	—		—		—		—		—	34	—	—	34
Common stock repurchased	—	—		—		—		(1)		—	(650)	—	—	(651)
Net income (loss)	7	—		—		—		—		—	—	(4,059)	—	(4,052)
Distributions on common stock	—	—		—		—		—		—	—	(11,233)	—	(11,233)
Distribution on preferred stock	(7)	—		—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	62	62
Balance at June 30, 2020	$125	$28		$16		$10		$35		$297	$387,137	$(35,266)	$(308)	$352,074

(a)Amount is not presented due to rounding; see Note 14.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,736	$(4,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,238	8,230
Unrealized (gain) loss on changes in fair value of real estate-related securities	(6,479)	1,725
Realized (gain) loss on sale of real estate-related securities	(1,565)	3,089
Income from equity investment in unconsolidated international affiliated funds	(315)	(73)
Income distribution from equity investment in unconsolidated international affiliated funds	524	485
Straight line rent adjustment	(795)	(1,170)
Amortization of below-market lease intangibles	(520)	(369)
Amortization of above-market lease intangibles	15	9
Amortization of deferred financing costs	274	253
Amortization of restricted stock grants	34	34
Change in assets and liabilities:
Increase (decrease) in other assets	1	(703)
Increase in accounts payable, accrued expenses, and other liabilities	189	463
Net cash provided by operating activities	10,337	7,921
Cash flows from investing activities:
Acquisitions of real estate	(142,397)	—
Origination and fundings of commercial mortgage loan	—	(604)
Funding for investment in international affiliated funds	—	(6,957)
Capital improvements to real estate	(1,017)	(1,124)
Purchase of real estate-related securities	(24,361)	(15,359)
Proceeds from sale of real estate-related securities	14,025	11,271
Net cash used in investing activities	(153,750)	(12,773)
Cash flows from financing activities:
Proceeds from issuance of common stock	184,860	54,208
Repurchase of common stock	(1,159)	(651)
Offering costs paid	(421)	(332)
Borrowings from credit facility	126,000	20,000
Repayments on credit facility	(114,000)	(47,500)
Borrowings from mortgages payable	28,750	—
Payment of deferred financing costs	(289)	—
Repurchase of preferred stock	(125)	—
Distributions to preferred stockholders	(7)	(7)
Subscriptions received in advance	70,623	(3,143)
Distributions	(11,936)	(14,438)
Net cash provided by financing activities	282,296	8,137

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2021	2020
Net increase in cash and cash equivalents and restricted cash during the period	138,883	3,285
Cash and cash equivalents and restricted cash, beginning of period	15,671	15,671
Cash and cash equivalents and restricted cash, end of period	$154,554	$18,956
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$83,931	$12,012
Restricted cash	70,623	6,944
Total cash and cash equivalents and restricted cash	$154,554	$18,956
Supplemental disclosures:
Interest paid	$1,861	$2,216
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of real estate	$233	$—
Accrued capital expenditures	$96	$(105)
Write-off of fully amortized asset	$—	$161
Non-cash financing activities:
Accrued distributions	$935	$3,205
Accrued stockholder servicing fees	$6,458	$2,231
Distribution reinvestments	$1,988	$787
Accrued offering costs	$(21)	$8
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231, the “IPO Registration Statement”), the Company registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Initial Public Offering”). The IPO Registration Statement was initially declared effective on January 31, 2018. In the Initial Public Offering, the Company offered to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Initial Public Offering varied and generally equaled the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077), the "Follow-on Registration Statement") to register up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. On the effective date of the Follow-on Registration Statement, the Initial Public Offering automatically terminated.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting as it has significant influence over these investments. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as (Loss) Income from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statement of Operations.
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
Changes in fair value are recorded in the current period earnings and are a component of Unrealized Gain on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
Income earned from the commercial mortgage loan represents interest income and origination fee income, which is reported as Income from Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain (Loss) on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
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
Investments in real estate-related securities are recorded at fair value based on the closing price of the common stock as reported by the applicable national securities exchange. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3. The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$58,432	$—	$—	$58,432	$40,052	$—	$—	$40,052
Total	$58,432	$—	$—	$58,432	$40,052	$—	$—	$40,052
As of June 30, 2021, the carrying value of the Company's Credit Facility approximated fair value. The fair value of the Company's mortgages payable was $76.5 million and $47.6 million as of June 30, 2021 and December 31, 2020. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
As of June 30, 2021, the Company did not have any investments in commercial mortgage loans.
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
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of June 30, 2021, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of June 30, 2021, restricted cash consisted of $70.6 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. federal corporate income tax. The Cayman Islands TRSs are not subject to federal corporate income tax or Cayman Islands taxes. As of June 30, 2021, the Company had three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
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
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Initial Public Offering. The Company will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023.
As of June 30, 2021, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.
Offering costs are currently charged to equity as such amounts are incurred. For the three and six months ended June 30, 2021, the Company charged $0.2 million and $0.4 million, respectively, in offering costs to equity. For the three and six months ended June 30, 2020, the Company charged $0.2 million and $0.3 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of approximately $0.3 million and $(0.9) million, for the three and six months ended June 30, 2021, respectively. Foreign currency translation adjustments resulted in other comprehensive income of approximately $0.5 million and $0.1 million, for the three and six months ended June 30, 2020, respectively.
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
Recently Adopted:
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company concluded that the adoption did not have a material impact on the consolidated financial statements.
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for each of the three and six months ended June 30, 2021 and 2020.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Building and building improvements	$499,025	$383,093
Land and land improvements	103,723	79,813
Furniture, fixtures and equipment	5,337	3,692
Total	608,085	466,598
Accumulated depreciation	(34,274)	(26,671)
Investments in real estate, net	$573,811	$439,927
For the three and six months ended June 30, 2021, depreciation expense was $4.2 million and $8.0 million, respectively. For the three and six months ended June 30, 2020 depreciation expense was $3.0 million and $5.9 million, respectively.
During the six months ended June 30, 2021, the Company acquired an interest in four real property investments.

The following table provides details of the property acquired during the six months ended June 30, 2021 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
2945 Wilderness Place	100%	1	Boulder, CO	Healthcare	January 2021	$12,533
Pacific Center	100%	1	San Diego, CA	Healthcare	May 2021	45,858
Hillcroft Medical Clinic	100%	1	Sugarland, TX	Healthcare	June 2021	12,078
Brookson Flats	100%	1	Huntersville, NC	Multifamily	June 2021	72,158
(1)    Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2021 ($ in thousands):

	2945 Wilderness Place	Pacific Center	Hillcroft Medical Clinic	Brookson Flats
Building and building improvements	$7,906	$36,815	$9,201	$61,510
Land and land improvements	3,645	10,586	3,128	6,552
In-place lease intangibles	805	2,104	1,411	2,508
Furniture, fixtures and equipment	—	—	—	1,588
Leasing Commissions	289	1,715	890	—
Other intangibles	(112)	(5,362)	(2,552)	—
Total purchase price	$12,533	$45,858	$12,078	$72,158
During the year ended December 31, 2020, the Company acquired interests in four real property investments, which were comprised of two industrial and two healthcare investments.
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2021 and December 31, 2020, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real-Estate-Related Securities as of June 30, 2021 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2020	$40,052
Additions	24,361
Disposals	(14,025)
Unrealized gains	6,479
Realized gains	1,565
Balance as of June 30, 2021	$58,432

The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gains (losses)(1)	$4,706	$4,773	$6,479	$(1,725)
Realized gains (losses)(1)	789	(1,630)	1,565	(3,089)
Dividend income	409	286	741	576
Total	$5,904	$3,429	$8,785	$(4,238)
(1)    Unrealized and realized gains are net of any unrealized and realized losses.
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
On December 22, 2017, the Company entered into a subscription agreement to invest €25.0 million into ECF. As of June 30, 2021, the Company had fully satisfied its commitment through cumulative contributions of $28.4 million.
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of June 30, 2021 ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Income distribution	(405)
Income from equity investment in unconsolidated international affiliated fund	273
Foreign currency translation adjustment	(935)
Balance as of June 30, 2021	$28,736
Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.4 million and $0.3 million, respectively, for the three and six months ended June 30, 2021. Loss from equity investments in Unconsolidated International Affiliated Funds from ECF was $1.4 million and $0.2 million, respectively, for the three and six months ended June 30, 2020.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021 the Company increased its commitment by $20.0 million each, bringing its total commitment to $50.0 million. As of June 30, 2021, the Company had funded $19.9 million of its total $50.0 million commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of June 30, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Income distribution	(119)
Income from equity investment in unconsolidated international affiliated fund	42
Balance as of June 30, 2021	$21,128
(Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2021 was $(0.8) million and $42,000, respectively. (Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2020 was $(0.2) million and $0.3 million, respectively.
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
As of June 30, 2021, the Company did not have a commercial mortgage loan investment. For the three and six months ended June 30, 2020, the Company recognized interest income from its investment in its commercial mortgage loan of $0.2 million and $0.5 million, respectively. For the three months ended June 30, 2020, the Company recognized unrealized gains on its commercial mortgage loan of $0.3 million. The Company did not record any unrealized gains or losses on its commercial mortgage loan for the six months ended June 30, 2020.
Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$37,308	$31,393
Above-market lease intangibles	167	167
Leasing commissions	15,554	12,877
Other intangibles	3,603	2,085
Total intangible assets	56,632	46,522
Accumulated amortization:
In-place lease intangibles	(12,323)	(10,402)
Above-market lease intangibles	(53)	(38)
Leasing commissions	(3,847)	(3,070)
Other intangibles	(542)	(284)
Total accumulated amortization	(16,765)	(13,794)
Intangible assets, net	$39,867	$32,728
Intangible liabilities:
Below-market lease intangibles	$(19,281)	$(9,750)
Accumulated amortization	1,768	1,249
Intangible liabilities, net	$(17,513)	$(8,501)
Amortization expense relating to intangible assets was $2.6 million and $4.2 million, respectively, for the three and six months ended June 30, 2021. Income from the amortization of intangible liabilities was $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2021. Amortization expense relating to intangible assets was $0.4 million and $2.3 million, respectively, for the three and six months ended June 30, 2020. Income from the amortization of intangible liabilities was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2020.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2021 (remaining)	$3,396	$12	$1,006	$266	$(957)
2022	4,988	20	1,857	587	(1,869)
2023	3,368	17	1,724	565	(1,851)
2024	3,233	17	1,668	552	(1,843)
2025	2,853	17	1,472	478	(1,788)
2026	1,478	17	923	196	(1,653)
Thereafter	5,669	14	3,057	417	(7,552)
	$24,985	$114	$11,707	$3,061	$(17,513)
As of June 30, 2021, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 6, and 10 years, respectively.
Note 8. Credit Facility and Mortgages Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, the Company amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Interest under the Credit Facility is determined based on a one-month U.S. dollar-denominated LIBOR, which was 0.1% as of June 30, 2021. Loans under the Credit Agreement will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2021	December 31, 2020
Credit Facility	L+applicable margin(1)	October 24, 2021	$210,000	$141,277	$129,277
(1)    The weighted-average interest rate for the three and six months ended June 30, 2021 was 1.45% and 1.46%, respectively.
As of June 30, 2021, the Company had $141.3 million in borrowings and had outstanding accrued interest of $0.1 million under the Credit Facility. For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.8 million in interest expense, respectively. For the three and six months ended June 30, 2020, the Company incurred $0.4 million and $1.1 million in interest expense, respectively.

As of June 30, 2021, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount	June 30, 2021	December 31, 2020
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750	—
Total fixed rate mortgages payable					76,750	48,000
Deferred financing costs, net					(672)	(426)
Mortgages payable, net					$76,078	$47,574
As of June 30, 2021, the Company had $76.8 million in borrowings and $0.2 million in accrued interest outstanding under its Mortgages Payable. For each of the three and six months ended June 30, 2021, the Company incurred $0.5 million and $0.9 million in interest expense, respectively. For the three and six months ended June 30, 2020, the Company incurred $0.4 million and $0.8 million in interest expense, respectively.
The following table presents the future principal payments due under the Credit Facility and Mortgages Payable as of June 30, 2021 ($ in thousands):

	Amount
Year	Credit Facility	Mortgages Payable
2021(1)	$141,277	$—
2022	—	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	76,750
Total	$141,277	$76,750
(1)    Loans under the Credit Facility will mature on October 24, 2021, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.

Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2021	December 31, 2020
Straight-line rent receivable	$4,991	$4,196
Prepaid expenses	1,487	407
Receivables	966	2,072
Deferred financing costs on credit facility, net	137	368
Other	96	94
Total	$7,677	$7,137
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	June 30, 2021	December 31, 2020
Real estate taxes payable	$2,614	$1,996
Accounts payable and accrued expenses	2,333	1,598
Tenant security deposits	1,054	1,117
Prepaid rental income	1,047	1,440
Accrued interest expense	331	247
Other	37	612
Total	$7,416	$7,010
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
As of June 30, 2021, the Company had accrued advisory fees of approximately $0.5 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the Company incurred advisory fee expenses of $1.3 million and $2.2 million, respectively. For the three and six months ended June 30, 2020, the Company incurred advisory fee expenses of $0.6 million and $1.4 million, respectively.
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
During the year ended December 31, 2020, the Company engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company paid approximately $0.1 million in management fees to NexCore during each of the three and six months ended June 30, 2021. The Company did not pay any management fees to NexCore during the three and six months ended June 30, 2020.
Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and such fees are at market rate and no more than what the Company would have to pay to a third party to source deals. The Company paid approximately $48.0 thousand and $0.1 million, respectively, in acquisition fees to Nexcore during the three and six months ended June 30, 2021. The Company did not pay any acquisition fees to NexCore during the three and six months ended June 30, 2020. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company entered in two joint venture arrangements with NexCore during the three and six months ended June 30, 2021 and have not incurred any promote payments. The Company did not enter into any joint venture arrangements with NexCore during the three and six months ended June 30, 2020.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. As of June 30, 2021, the Company accrued approximately $11.2 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offerings, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

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
If not already converted into Class I shares upon a determination that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed the applicable limit as described above, each Class T share, Class S share, Class D share and Class N share held in a stockholder’s account will automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share on the earliest of (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets, in each case in a transaction in which stockholders receive cash and/or listed securities or (iii) after termination of the primary portion of the offering in which such Class T shares, Class S shares and Class D shares were sold, the end of the month in which the Company, with the assistance of the dealer manager, determines that all underwriting compensation from all sources in connection with the public offering in which the shares were sold, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds of the primary portion of such Offering. In addition, immediately before any liquidation, dissolution or winding up, each Class T share, Class S share, Class D share and Class N shares will automatically convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share.

Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2021	December 31, 2020
Accrued stockholder servicing fees(1)	$11,184	$4,726
Advanced organization and offering expenses	4,648	4,648
Total	$15,832	$9,374
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after June 2056 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
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

Note 12. Risks and Contingencies
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of June 30, 2021 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. During the six months ended June 30, 2021, the Company pursued litigation with a tenant in lease default at one of its office properties in an effort to recover the outstanding balance due to the Company. A settlement agreement was reached between the Company and the tenant in default, and accordingly, the Company is entitled to receive $0.4 million in upfront settlement proceeds paid by the tenant, with an additional $0.5 million to be received in 36 equal installments beginning September 1, 2021.
Other than that, the Company does not have any other material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of June 30, 2021, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months. Based on its assessment, the Company has concluded that there is no impairment of its investments as of June 30, 2021.
The Company's investment in the International Affiliated Funds have been similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company will depend on future developments.

The Company's investments in real estate-related securities may also be negatively impacted by uncertainty surrounding the COVID-19 pandemic. Market volatility and economic uncertainty surrounding the COVID-19 pandemic may lead to fluctuations in market pricing, which has the ability to adversely impact the fair value of the Company’s investments in real estate-related securities. The duration and extent to which the COVID-19 pandemic impacts the Company's investments in real estate-related securities cannot be reasonably estimated at this time.
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, the Company was involved in a material legal proceedings with a tenant due to default of lease terms in one of our office properties and the Company is pursuing to recover the outstanding balance due from the tenant. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and six months ended June 30, 2021 was $12.1 million and $23.4 million, respectively. Rental income for the three and six months ended June 30, 2020 was $9.6 million and $19.0 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	June 30, 2021
2021 (remaining)	$14,253
2022	28,424
2023	27,173
2024	26,635
2025	24,253
2026	17,400
Thereafter	64,305
Total	$202,443
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
During each of the three and six months ended June 30, 2021 and 2020, the Company did not have material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic.

Note 14. Equity
Authorized Capital
As of June 30, 2021, the Company had authority to issue a total of 2,200,000,000 shares of capital stock consisting of the following:

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
Common Stock
As of June 30, 2021, the Company had issued and outstanding 5,539,901 shares of Class T common stock, 9,607,787 shares of Class S common stock, 2,519,593 shares of Class D common stock, 12,043,885 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
March 31, 2021	3,824	4,767	1,699	5,942	29,731	45,963
Common stock issued	1,697	4,815	813	6,125	—	13,450
Distribution reinvestment	24	36	12	38	—	110
Common stock repurchased	(5)	(10)	(4)	(61)	—	(80)
June 30, 2021	5,540	9,608	2,520	12,044	29,731	59,443

	Six Months Ended June 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2020	3,248	2,832	1,406	4,462	29,731	41,679
Common stock issued	2,250	6,738	1,107	7,585	—	17,680
Distribution reinvestment	47	53	23	62	—	185
Vested stock grant	—	—	—	6	—	6
Common stock repurchased	(5)	(15)	(16)	(71)	—	(107)
June 30, 2021	5,540	9,608	2,520	12,044	29,731	59,443
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
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred in February 2019. The Company accrued approximately $16,875 and $33,750, respectively, of expenses for each of the three and six months ended June 30, 2021 and 2020, in connection with the restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
On May 6, 2021, the Company’s board of directors approved changes in the Company’s independent director compensation plan, effective July 1, 2021. As revised, the independent directors will receive a $75,000 annual retainer and the chairperson of the audit committee will receive an additional $15,000 annual retainer. The Company pays 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price that generally vests one year from the date of grant.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of June 30, 2021 and December 31, 2020, the Company had accrued $3.0 million and $2.1 million in Distributions

Payable on the Consolidated Balance Sheets for the June 2021 and December 2020 distributions, respectively. For the three and six months ended June 30, 2021, the Company declared and paid distributions in the amount of $7.6 million and $13.9 million, respectively. For the three and six months ended June 30, 2020, the Company declared and paid distributions in the amount of $5.7 million and $14.4 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1787 and $0.3498, respectively, per share for the three and six months ended June 30, 2021. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of the Company's share classes for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1787	$0.1787	$0.1787	$0.1787	$0.1787
Advisory fee per share of common stock	(0.0315)	(0.0313)	(0.0317)	(0.0318)	(0.0168)
Stockholder servicing fee per share of common stock	(0.0235)	(0.0234)	(0.0070)	—	—
Net distribution per share of common stock	$0.1237	$0.1240	$0.1400	$0.1469	$0.1619

	Six Months Ended June 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3498	$0.3498	$0.3498	$0.3498	$0.3498
Advisory fee per share of common stock	(0.0603)	(0.0600)	(0.0608)	(0.0609)	(0.0322)
Stockholder servicing fee per share of common stock	(0.0456)	(0.0455)	(0.0135)	—	—
Net distribution per share of common stock	$0.2439	$0.2443	$0.2755	$0.2889	$0.3176
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
For the three and six months ended June 30, 2021, the Company repurchased shares of its common stock for $0.9 million and $1.2 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2021.
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
The following table sets forth the total assets by segment as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Multifamily	$163,096	$91,355
Industrial	162,471	167,518
Healthcare	139,059	61,397
Retail	84,467	86,154
Office	71,470	72,810
Real Estate-Related Securities	58,432	40,052
International Affiliated Funds	49,864	51,008
Other (Corporate)	155,346	16,229
Total assets	$884,205	$586,523

The following table sets forth the financial results by segment for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenues
Industrial	$3,586	$2,512	$7,146	$4,869
Multifamily	2,615	2,322	4,995	4,664
Healthcare	2,395	1,146	4,160	2,272
Office	1,791	1,965	3,665	3,944
Retail	1,744	1,617	3,427	3,271
Total rental revenues	12,131	9,562	23,393	19,020
Rental property operating expenses
Industrial	1,096	672	2,205	1,367
Multifamily	1,192	1,104	2,373	2,249
Healthcare	445	296	766	583
Office	482	490	1,037	1,006
Retail	329	141	677	460
Total rental property operating expenses	3,544	2,703	7,058	5,665
Depreciation and amortization	(6,754)	(4,086)	(12,238)	(8,230)
Income from commercial mortgage loan	—	246	—	491
Unrealized gain from commercial mortgage loan	—	331	—	—
Realized and unrealized income (loss) from real estate-related securities	5,904	3,429	8,785	(4,238)
(Loss) income from equity investment in unconsolidated international affiliated funds	(374)	(1,617)	315	73
General and administrative expenses	(874)	(918)	(1,931)	(1,952)
Advisory fee due to affiliate	(1,631)	(800)	(2,695)	(1,527)
Interest income	50	35	110	70
Interest expense	(1,002)	(905)	(1,945)	(2,094)
Net income (loss)	3,906	2,574	6,736	(4,052)
Net income attributable to preferred stock	3	3	11	7
Net income (loss) attributable to common stockholders	$3,903	$2,571	$6,725	$(4,059)
Note 16. Subsequent Events
Distributions
The Company's board of directors declared distributions amounting to approximately $3.0 million on all outstanding shares of common stock as of the close of business on the record date of June 29, 2021 and the Company paid these distributions on July 28, 2021.
Status of the Offering
On July 1, 2021 the Company sold approximately $70.5 million of common stock (555,417 Class T shares, 1,282,282 Class S shares, 168,792 Class D shares and 4,336,708 Class I shares) at a purchase price of $11.07 for Class T, $11.01 for Class S, $11.15 for Class D, and $11.15 for Class I.
On August 1, 2021 the Company sold approximately $58.2 million of common stock (330,061 Class T shares, 2,042,331 Class S shares, 399,763 Class D shares and 2,409,656 Class I shares) at a purchase price of $11.22 for Class T, $11.15 for Class S, $11.30 for Class D, and $11.30 for Class I.

On July 31, 2021, the Company repurchased 7,599 Class D shares at $11.30 per share, 31,348 Class I shares at $11.30 per share, and 3,991 Class S shares at $11.15 per share.
Follow-on Public Offering

On January 13, 2021, the Company filed the Follow-on Registration Statement to register the Follow-on Public Offering. The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. On the effective date of the Follow-on Registration Statement, the Initial Public Offering automatically terminated.
Tenant Settlement
On July 16, 2021, the Company received $0.4 million in settlement proceeds from a tenant in one of its office properties. The Company is also entitled to receive another $0.5 million in 36 equal installments beginning September 1, 2021.
Single Family Housing Investment
On July 27, 2021, the Company entered in an agreement with Imajn Homes Holdings ("Sparrow"), an affiliate of TIAA, to assist the Company in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. Subsequent to entering in the agreement, on August 9, 2021, the Company committed $15.0 million to acquire single family housing identified by Sparrow, which will be managed by Sparrow post-acquisition. The Company will pay fees to Sparrow in connection with the services provided under this agreement.

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
Initial Public Offerings
On January 31, 2018, our IPO Registration Statement on Form S-11 (File No. 333-252077) relating to our initial public offering was first declared effective by the SEC. Pursuant thereto, we registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We intend to publicly sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock in the Offering varied and generally equaled our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On January 13, 2021,the Company filed a Registration Statement on Form S-11 (File No. 333-252077), the "Follow-on Registration Statement") to register up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. On the effective date of the Follow-on Registration Statement, the Initial Public Offering automatically terminated.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300.0 million of our Class N common stock.
Q2 2021 Highlights
Operating results:
•Raised $147.1 million of net proceeds during the three months ended June 30, 2021.
•Declared and paid distributions totaling $7.6 million on our common stock during the three months ended June 30, 2021, resulting in quarterly average annualized distribution rates of 4.6% for Class T, 4.6% for Class S, 5.2% for Class D and 5.4% for Class I.
•Year-to-date total return through June 30, 2021, without upfront selling commissions, was 9.62% for Class T, 9.67% for Class S, 9.86% for Class D and 9.98% for Class I shares. Year-to-date total return through June 30, 2021 assuming maximum upfront selling commissions was 5.84% for Class T and 5.89% for Class S shares.
•Trailing 12 months total return through June 30, 2021, without upfront selling commissions, was 14.62% for Class T, 14.68% for Class S, 15.16% for Class D and 15.42% for Class I shares. Trailing 12 months total return through June 30, 2021 assuming maximum upfront selling commissions was 10.21% for Class T and 10.70% for Class S shares.
•As of June 30, 2021, our real property portfolio was leased at approximately 96.35% with an average rent collection for the quarter at approximately 99%, excluding tenants granted rent deferrals. As of June 30, 2021, the Company did not have material rent deferrals.
Investments:
•Acquired a healthcare related research and development property, Pacific Center, located in San Diego, California for an aggregate purchase price of $45.9 million, including purchase price adjustments and transaction costs. Pacific Center is comprised of 92,000 square feet, and the property is 100% leased through August 31, 2028 to Dexcom, a medical device manufacturer.
•Acquired a multifamily property, Brookson Flats, located in Huntersville, North Carolina, within the Huntersville/Cornelius submarket of Charlotte, North Carolina, for a purchase price of $72.2 million, including purchase price adjustments and transaction costs. Brookson Flats is a Class A, 296-unit garden-style, multifamily property constructed in 2017.

•Acquired a medical office property, Hillcroft Medical Clinic, located in the Houston suburb of Sugar Land, Texas, for a purchase price of $12.1 million, including purchase price adjustments and transaction costs. The property is an off-campus medical office building consisting of 40,730 square feet and is 100% leased with an average remaining lease term of over nine years.
•Made additional investments in real estate-related securities of $10.0 million and have 107 holdings as of June 30, 2021 with a total fair market value of $58.4 million.
Financings:
•Secured a loan of $28.8 million on NR Tacara at Steiner Ranch LLC, a wholly owned subsidiary of the Company, with Brighthouse Life Insurance. The agreement provides an interest only fixed rate loan at 2.62% for seven years which matures on June 1, 2028.
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

Portfolio
The following chart outlines the allocation of our investments based on fair value as of June 30, 2021:

Asset Allocation

Investment in International Affiliated Funds 6%
Real-Estate Related Securities 7%
Investments in Real Estate 87%

The following charts further describe the diversification of our direct investments in real properties based on fair value as of June 30, 2021:
(a)Based upon the market value of the properties.

The following map shows the location of our directly-held real estate investments as of June 30, 2021:
The following map shows the location of our investments owned by the International Affiliated Funds as of June 30, 2021:

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our real properties as of June 30, 2021:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	97%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	93%
Total Multifamily	3				808	units
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	50%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	sq ft.	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	sq ft.	95%
Total Industrial	9				1,647	sq ft.
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	88%
Total Office	2				240	sq ft.
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	sq ft.	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	sq ft.	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	sq ft.	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	sq ft.	53%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	sq ft.	100%
Total Healthcare	6				452	sq ft.
Total Investment Properties	21

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of June 30, 2021 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	8	674	2%	102	4%
2022	19	2,262	6%	300	13%
2023	7	758	2%	72	3%
2024	13	1,688	5%	180	7%
2025	17	7,774	22%	889	37%
2026	5	1,062	3%	58	2%
2027	14	3,834	11%	141	6%
2028	5	2,052	6%	156	7%
2029	2	102	—%	3	—%
2030	5	2,676	8%	134	6%
Thereafter	9	12,143	35%	352	15%
Total	104	35,025	100%	2,387	100%
(1)The annualized June 30, 2021 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded REITs. As of June 30, 2021, we had 107 holdings and have invested $47.5 million in securities that are valued at $58.4 million.
Investments in International Affiliated Funds
European Cities Fund ("ECF")
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of June 30, 2021, ECF has total equity commitments of $1.5 billion
(€1.3 billion) and has called $1.5 billion (€1.2 billion) of these commitments. ECF has 13 assets with a net asset value of
$1.4 billion (€1.2 billion) and has a loan to value ratio of 33.8%. The ECF portfolio is well diversified and has a balanced country exposure with 21.0% in UK, 19.8% in Netherlands, 12.7% in Finland, 11.9% in Spain, 11.3% in Germany, 10.9% in
Italy, 5.3% in Denmark, 3.9% in France, and 3.2% in Austria resulting in an annualized since inception income return of 4.1%.
On December 22, 2017, the Company entered into a subscription agreement to invest €25.0 million into ECF. As of June 30, 2021, the Company had fully satisfied its commitment through cumulative contributions of $28.4 million.

The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of June 30, 2021 ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Income distribution	(405)
Income from equity investment in unconsolidated international affiliated fund	273
Foreign currency translation adjustment	(935)
Balance as of June 30, 2021	$28,736
Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.4 million and $0.3 million for the three and six months ended June 30, 2021, respectively. Loss from equity investments in Unconsolidated International Affiliated Funds from ECF was $1.4 million and $0.2 million for the three and six months ended June 30, 2020, respectively.
Asia Pacific Cities Fund ("APCF")
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of June 30, 2021, APCF has total equity commitments of $711.5 million and has called $411.5 million of these commitments. APCF has 13 assets with a net asset value of $455.4 million and has a loan to value ratio of 38.6%. As of March 31, 2021, APCF had 50.7% exposure in Japan, 30.0% in South Korea and 19.3% in Australia, resulting in an annualized since inception income return of 3.1%.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021, the Company increased its commitment by $20.0 million each, bringing its total commitment to $50.0 million. As of June 30, 2021, the Company had funded $19.9 million of its total $50.0 million commitment.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of June 30, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Income distribution	(119)
Income from equity investment in unconsolidated international affiliated fund	42
Balance as of June 30, 2021	$21,128
Income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2021 was $(0.8) million and $42,000, respectively. (Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2020 was $(0.2) million and $0.3 million, respectively.
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
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of June 30, 2021 for our direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e. less than 12 months) and then repaid over the remaining duration of the contract. As of June 30, 2021, we did not have material exposure to rent concessions, tenant defaults or loan defaults. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts us will depend on future developments.
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
Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020, which, among other things, makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA. Management has evaluated the effects of TCJA, as modified by the CARES Act and concluded that the TCJA will not materially impact its consolidated financial statements. We also estimate that the taxes on foreign-sourced earnings imposed under the TCJA are not likely to apply to our foreign investments.
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
Results of Operations
The following table sets forth the results of our operations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues
Rental revenue	$12,131	$9,562	$2,569	$23,393	$19,020	$4,373
Income from commercial mortgage loan	—	246	(246)	—	491	(491)
Total revenues	12,131	9,808	2,323	23,393	19,511	3,882
Expenses
Rental property operating	3,544	2,703	841	7,058	5,665	1,393
General and administrative	874	918	(44)	1,931	1,952	(21)
Advisory fee due to affiliate	1,631	800	831	2,695	1,527	1,168
Depreciation and amortization	6,754	4,086	2,668	12,238	8,230	4,008
Total expenses	12,803	8,507	4,296	23,922	17,374	6,548
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	5,904	3,429	2,475	8,785	(4,238)	13,023
(Loss) income from equity investment in unconsolidated international affiliated funds	(374)	(1,617)	1,243	315	73	242
Unrealized gain on commercial mortgage loan	—	331	(331)	—	—	—
Interest income	50	35	15	110	70	40
Interest expense	(1,002)	(905)	(97)	(1,945)	(2,094)	149
Net income (loss)	3,906	2,574	1,332	6,736	(4,052)	10,788
Net income attributable to preferred stock	3	3	—	11	7	4
Net income (loss) attributable to common stockholders	$3,903	$2,571	$1,332	$6,725	$(4,059)	$10,784
Rental Revenue, Rental Property Operating Expenses, and Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the three and six months ended June 30, 2021 and 2020 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2021 and 2020 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loan
During the three and six months ended June 30, 2021, income from our commercial mortgage loan decreased $0.2 million and $0.5 million, respectively, in comparison to the corresponding periods in 2020. The decrease is due to payoff of the outstanding balance of the subordinate mortgage loan in full in November 2020, resulting in no income during the three and six months ended June 30, 2021.
General and Administrative Expenses
During the three and six months ended June 30, 2021, general and administrative expenses decreased slightly in comparison to the corresponding periods in 2020 primarily due to a decrease in professional fees incurred for tax services.
Advisory Fee Due to Affiliate
During the three and six months ended June 30, 2021, the advisory fee due to affiliate increased by $0.8 million and $1.2 million, respectively, as compared to the corresponding periods in 2020 due to the growth of our NAV.
Depreciation and Amortization
During the three and six months ended June 30, 2021, depreciation and amortization increased $2.7 million and $4.0 million, respectively, compared to the corresponding periods in 2020. The increase was driven by the growth in our portfolio, which increased from 12 properties as of June 30, 2020 to 21 properties as of June 30, 2021.
Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income from real estate-related securities increased $2.5 million and $13.0 million, respectively, for the three and six months ended June 30, 2021 compared to the corresponding periods in 2020. The increase is due to the improvement in market conditions as compared to the prior year, when the emergence of COVID-19 adversely affected the value of our investment in real estate-related securities.
(Loss) income from Equity Investment in Unconsolidated International Affiliated Funds
During the three and six months ended June 30, 2021, income (loss) from the International Affiliated Funds increased by $1.2 million and $0.2 million, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to valuation gains on retail properties within our investment in ECF driven by improved market conditions surrounding COVID-19, offset by additional valuation losses on properties within our investment in APCF and losses resulting from APCF's foreign currency translation adjustment.
Interest Expense
During the three months ended June 30, 2021, interest expense increased $0.1 million compared to the corresponding period in 2020 due to additional borrowings on our Mortgages Payables. During the six months ended June 30, 2021, interest expense decreased $0.1 million compared to the corresponding period in 2020 due to decreasing interest rates resulting from the market instability associated with the COVID-19 pandemic.
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
For the three and six months ended June 30, 2021 and 2020, our same property portfolio consisted of four industrial, two multifamily, two office, one retail and one healthcare property.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) interest income (d) income from real estate-related securities (e) income from equity investment in unconsolidated international affiliated funds, and (f) income from commercial mortgage loan.

Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).
The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$3,903	$2,571	$6,725	$(4,059)
Adjustments to reconcile to same property NOI
General and administrative	874	918	1,931	1,952
Advisory fee due to affiliate	1,631	800	2,695	1,527
Depreciation and amortization	6,754	4,086	12,238	8,230
(Income) loss from real estate-related securities	(5,904)	(3,429)	(8,785)	4,238
Income from commercial mortgage loan	—	(246)	—	(491)
Unrealized gain on commercial mortgage loan	—	(331)	—	—
Loss (income) from equity investment in unconsolidated international affiliated funds	374	1,617	(315)	(73)
Interest income	(50)	(35)	(110)	(70)
Interest expense	1,002	905	1,945	2,094
Preferred Stock	3	3	11	7
NOI	8,587	6,859	16,335	13,355
Non-same property NOI	2,087	—	3,711	—
Same property NOI	$6,500	$6,859	$12,624	$13,355
The following table details the components of same property NOI for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$	%	2021	2020	$	%
Rental Revenue
Multifamily	$2,534	$2,322	$212	9.1%	$4,915	$4,664	$251	5.4%
Industrial	2,386	2,512	(126)	(5.0)%	4,707	4,869	(162)	(3.3)%
Office	1,791	1,965	(174)	(8.9)%	3,665	3,944	(279)	(7.1)%
Retail	1,740	1,617	123	7.6%	3,423	3,271	152	4.6%
Healthcare	1,144	1,146	(2)	(0.2)%	2,209	2,272	(63)	(2.8)%
Total revenues	9,595	9,562	33	0.3%	18,919	19,020	(101)	(0.5)%
Property operating expenses
Multifamily	1,184	1,104	80	7.2%	2,365	2,249	116	5.2%
Industrial	843	672	171	25.4%	1,696	1,367	329	24.1%
Office	483	490	(7)	(1.4)%	1,037	1,006	31	3.1%
Retail	329	141	188	133.3%	677	460	217	47.2%
Healthcare	256	296	(40)	(13.5)%	520	583	(63)	(10.8)%
Total expenses	3,095	2,703	392	14.5%	6,295	5,665	630	11.1%
Same property NOI	$6,500	$6,859	$(359)	(5.2)%	$12,624	$13,355	$(731)	(5.5)%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended June 30, 2021, rental revenues increased $33,000 across the same property portfolio as compared to the corresponding period in 2020. For the six months ended June 30, 2021, rental revenues decreased $0.1 million across the same property portfolio as compared to the six months ended June 30, 2020. The decrease was primarily related to a tenant vacating in one of our office properties due to bankruptcy and the resulting decrease in occupancy.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three and six months ended June 30, 2021, property operating expenses increased $0.4 million and $0.6 million, respectively, across the same property portfolio as compared to the corresponding period in 2020. The increase was primarily due to higher real estate taxes owed on our retail and industrial properties based on property reassessments during the current year.

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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three and six months ended June 30, 2021. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.

As of June 30, 2021, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.
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
As of June 30, 2021, we had $141.3 million in borrowings and had outstanding accrued interest of $0.1 million. For the three and six months ended June 30, 2021, we incurred $0.4 million and $0.8 million, respectively, in interest expense. For the three and six months ended June 30, 2020, we incurred $0.4 million and $1.1 million, respectively, in interest expense.
As of June 30, 2021, we are in compliance with all loan covenants with respect to the Credit Agreement.
Mortgages Payable
On November 8, 2019, we entered into a loan agreement ("Main Street Loan") secured by Main Street at Kingwood with Nationwide Life Insurance Company ("Nationwide") as the lender. The Mortgage Payable provides for an aggregate principal amount of $48.0 million and will mature on December 1, 2026. Interest is accrued on the unpaid principal balance of the Main Street Loan at the rate of 3.15% per annum.
On May 13, 2021, we entered into an additional loan agreement secured by Tacara at Steiner Ranch (the "Tacara Loan", together with the Main Street Loan, the "Mortgages Payable") with Brighthouse Life Insurance as the lender. The Tacara Loan provides for an aggregate principal amount of $28.8 million and will mature on June 1, 2028. Interest is accrued on the unpaid principal balance of the Tacara Loan at the rate of 2.62% per annum.
As of June 30, 2021, we had $76.8 million in borrowings and $0.2 million in accrued interest outstanding under our Mortgages Payable. For the three and six months ended June 30, 2021, we incurred $0.5 million and $0.9 million in interest expense, respectively. For the three and six months ended June 30, 2020, we incurred $0.4 million and $0.8 million in interest expense, respectively.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$10,337	$7,921
Cash flows used in investing activities	(153,750)	(12,773)
Cash flows provided by financing activities	282,296	8,137
Net increase in cash and cash equivalents and restricted cash	$138,883	$3,285
Cash flows provided by operating activities increased $2.4 million during the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was due to additional cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio..
Cash flows used in investing activities increased $141.0 million during the six months ended June 30, 2021 compared to the corresponding period in 2020 due to a $142.4 million increase in fundings related to the acquisition of real estate investments during the six months ended June 30, 2021 and an increase in net purchase and sale activity on our real-estate related securities of $6.2 million, offset by a decrease in fundings for our investments in the International Affiliated Funds and commercial mortgage loan by $7.0 million and $0.6 million.
Cash flows provided by financing activities increased by $274.2 million during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to a $130.7 million and $73.8 million increase in proceeds from issuance of common stock and subscriptions received in advance, respectively. Additionally, we had a net increase in borrowings on the Credit Facility and Mortgages Payable of $39.5 million and $28.8 million, respectively.
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
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities, amortization of restricted stock awards, and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of net income (loss) to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,906	$2,574	$6,736	$(4,052)
Adjustments:
Real estate depreciation and amortization	6,754	4,213	12,238	8,483
Funds from Operations	10,660	6,787	18,974	4,431
Straight-line rental income	(491)	(505)	(795)	(1,170)
Amortization of above-and-below market lease intangibles	(307)	(180)	(505)	(360)
Unrealized (gain) loss from changes in fair value of real estate-related securities	(4,706)	(4,773)	(6,479)	1,725
Unrealized gain on commercial mortgage loan	—	(331)	—	—
Amortization of restricted stock awards	17	23	34	34
Unrealized loss from investment in international affiliated funds	646	1,822	208	413
Adjusted Funds from Operations attributable to stockholders	$5,819	$2,843	$11,437	$5,073
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
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. As of June 30, 2021, we accrued $3.0 million for June 2021 in Distribution Payable on the Consolidated Balance Sheets.
For the three and six months ended June 30, 2021, we declared and paid distributions in the amount of $7.6 million and $13.9 million, respectively. For the three and six months ended June 30, 2020, we declared and paid distributions in the amount of $5.7 million and $14.4 million, respectively.

Beginning January 31, 2020, we declared monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.1787 and $0.3498, respectively, per share for the three and six months ended June 30, 2021. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which are deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of our share classes for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1787	$0.1787	$0.1787	$0.1787	$0.1787
Advisory fee per share of common stock	(0.0315)	(0.0313)	(0.0317)	(0.0318)	(0.0168)
Stockholder servicing fee per share of common stock	(0.0235)	(0.0234)	(0.0070)	—	—
Net distribution per share of common stock	$0.1237	$0.1240	$0.1400	$0.1469	$0.1619

	Six Months Ended June 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3498	$0.3498	$0.3498	$0.3498	$0.3498
Advisory fee per share of common stock	(0.0603)	(0.0600)	(0.0608)	(0.0609)	(0.0322)
Stockholder servicing fee per share of common stock	(0.0456)	(0.0455)	(0.0135)	—	—
Net distribution per share of common stock	$0.2439	$0.2443	$0.2755	$0.2889	$0.3176
The following tables summarizes our distributions declared and paid during the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$6,433	84.37%	$5,232	91.40%
Reinvested in shares	1,192	15.63%	492	8.60%
Total distributions	$7,625	100.00%	$5,724	100.00%
Sources of distributions
Cash flows from operating activities	$4,413	57.88%	$3,899	68.12%
Debt and financing proceeds	3,212	42.12%	1,825	31.88%
Total sources of distributions	$7,625	100.00%	$5,724	100.00%
Total cash flows from operating activities	$4,413		$3,899

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$11,936	85.72%	$13,651	94.55%
Reinvested in shares	1,988	14.28%	787	5.45%
Total distributions	$13,924	100.00%	$14,438	100.00%
Sources of distributions
Cash flows from operating activities	$10,337	74.24%	$7,922	54.87%
Debt and financing proceeds	3,587	25.76%	6,516	45.13%
Total sources of distributions	$13,924	100.00%	$14,438	100.00%
Total cash flows from operating activities	$10,337		$7,922
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2021 ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2021
Investments in real property	$709,557
Investments in real estate-related securities	58,432
Investments in international affiliated funds	49,864
Cash and cash equivalents	83,931
Restricted cash	70,623
Other assets	3,362
Debt obligations	(217,807)
Subscriptions received in advance	(70,623)
Other liabilities	(10,416)
Stockholder servicing fees payable the following month(1)	(125)
Net Asset Value	$676,798
Net Asset Value attributable to preferred stock	$125
Net Asset Value attributable to common stockholders	$676,673
Number of outstanding shares of common stock	59,443
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2021, we have accrued under GAAP approximately $11.2 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2021 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$62,167	$107,123	$28,479	$136,097	$342,807	$676,673
Number of outstanding shares	5,540	9,608	2,520	12,044	29,731	59,443
NAV per shares as of June 30, 2021	$11.22	$11.15	$11.30	$11.30	$11.53

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2021 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.26%	5.37%
Multifamily	6.55	4.85
Office	6.91	6.29
Healthcare	7.29	6.19
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values
Discount Rate	0.25% decrease	+2.11%	+2.03%	+1.93%	+2.10%
(weighted average)	0.25% increase	(1.84)%	(1.92)%	(1.81)%	(2.24)%
Exit Capitalization Rate	0.25% decrease	+3.34%	+3.72%	+2.72%	+2.75%
(weighted average)	0.25% increase	(2.80)%	(3.21)%	(2.38)%	(2.60)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2021
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$552,466
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	11,059
Unrealized real estate appreciation(3)	61,488
Accumulated depreciation and amortization(4)	52,128
Straight-line rent receivable	(4,991)
Net Asset Value	$676,798
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$218,027	$141,277	$—	$—	$76,750
APCF unfunded commitment	30,145	30,145	—	—	—
Organization and offering costs	4,648	—	1,394	1,860	1,394
Interest expense(1)	12,806	2,235	6,796	3,775	—
Total	$265,626	$173,657	$8,190	$5,635	$78,144
(1)Represents interest expense for our fixed rate Mortgages Payable and Credit Facility with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on the Credit Facility for the three and six months ended June 30, 2021 was 1.45% and 1.46%, respectively.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of June 30, 2021.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of June 30, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2021, the outstanding principal balance of our variable rate indebtedness was $141.3 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
For the three and six months ended June 30, 2021, a 10% increase in the one-month U.S denominated LIBOR would have resulted in increased interest expense of approximately $4,000 and $8,000, respectively. The fair market value of the Credit Facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $0.4 million for each of the three and six months ended June 30, 2021. A similar basis point decrease will increase our net income by $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2021.
COVID-19 Developments
As of June 30, 2021, the COVID-19 pandemic is ongoing. The 7-day averages of COVID-19 cases and deaths, 13,600 and 270 respectively, are small fractions of their January 2021 highs, 256,000 and 3,500. As of June 30th, 177 million American adults have received at least one dose of the COVID-19 vaccine. Mitigation strategies have almost entirely been rolled back in most states, though some strategies remain in place to control the spread of the Delta variant of COVID-19. Economic stimulus policies are largely tapped out in the U.S., though the effects of income support provisions in the American Rescue Plan endure in the form of higher savings rates and increased household net worth. The Eurozone is set to unleash its coordinated fiscal stimulus shortly, just as the continent pulls back on economic restrictions.
While the global recovery is still running ahead of schedule, expectations for the United States, in particular, have caught up to reality. The pace of vaccinations has peaked in the United States, but it’s still ramping up impressively in the rest of the world, suggesting that economic momentum will shift from the United States to the rest of the world. As the world makes a relatively quick economic comeback from the pandemic and appears set for strong growth well into 2022, most investors have identified U.S. inflation as the next serious risk on the horizon. The high monthly U.S. inflation readings for April and May 2021 have validated their concerns. While the dual demand shocks of fiscal stimulus and post-pandemic reopening have created acute price pressures in many industries, inflation for most goods and services is up only modestly over the past year.
Due to the fact our properties are located in the United States, the coronavirus has impacted and will continue to impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping malls were closed and could be closed again, if there is a surge in cases. Our office, multifamily and industrial properties may be negatively impacted by tenant bankruptcies and defaults. To the extent we acquire hospitality properties, a variety of factors related to the coronavirus have, and are expected to continue to, cause a decline in business and leisure travel, negatively impacting these properties. Similarly, our investments in the International Affiliated Funds may be negatively impacted by the impact of coronavirus on the foreign countries where their investments are located.
The extent to which the coronavirus may further impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the spread of new variants of COVID-19, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact and the availability and widespread adoption of effective therapies or vaccines, among others. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months. See “Risk Factors—Risks Related to Our Organizational Structure in our Annual Report on Form 10-K for the year ended December 31, 2020—The continuing spread of a new strain of coronavirus, which causes the viral disease known as coronavirus disease 2019 ("COVID-19"), may adversely affect our investments and operations."
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
As of June 30, 2021, we received gross proceeds of $623.6 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	5,539,901	9,607,787	2,519,593	12,043,885	29,730,608	59,441,774
Gross offering proceeds	$60,633	$103,569	$27,384	$132,033	$300,000	623,619
Selling commissions and other dealer manager fees	(1,474)	(1,036)	—	—	—	(2,510)
Accrued stockholder servicing fees	(3,047)	(5,680)	(2,333)	—	—	(11,060)
Net offering proceeds	$56,112	$96,853	$25,051	$132,033	$300,000	$610,049
We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $643.2 million of real estate, investments in International Affiliated Funds of $48.3 million and $47.5 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $141.3 million of financing from the Credit Facility and $76.8 million from our mortgages payable. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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

During the three months ended June 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2021	46,253	0.0998%	$10.89	46,253	—
May 2021	30,349	0.0660%	10.97	30,349	—
June 2021	2,795	0.0050%	11.10	2,795	—
	79,397	N/M	$10.93	79,397	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference).

10.1	Independent Director Compensation Policy

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: August 12, 2021