Form 10-Q
period 2021-09-30
Nuveen Global Cities REIT, Inc.
filed 2021-11-12
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2021, there were 8,391,904 outstanding shares of Class T common stock, 20,922,974 outstanding shares of Class S common stock, 4,516,229 outstanding shares of Class D common stock, 27,758,160 outstanding shares of Class I common stock, and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Investments in real estate, net	$653,210	$439,927
Investments in real estate-related securities, at fair value	79,872	40,052
Investments in international affiliated funds	50,496	51,008
Cash and cash equivalents	226,669	9,726
Restricted cash	79,007	5,945
Intangible assets, net	43,133	32,728
Other assets	10,523	7,137
Total assets	$1,142,910	$586,523
Liabilities and Equity
Credit facility	$195,000	$129,277
Subscriptions received in advance	78,949	5,945
Mortgages payable, net	76,107	47,574
Due to affiliates	20,929	9,374
Intangible liabilities, net	19,907	8,501
Accounts payable, accrued expenses, and other liabilities	11,399	7,010
Distributions payable	4,038	2,065
Total liabilities	406,329	209,746
Equity
Preferred Stock	129	250
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 6,967,786 and 3,248,104 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	71	33
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 15,095,660 and 2,832,107 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	151	28
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 3,426,523 and 1,405,968 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	33	13
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 22,031,059 and 4,461,507 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	221	46
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at September 30, 2021 and December 31, 2020	297	297
Additional paid-in capital	796,100	416,348
Accumulated deficit and cumulative distributions	(60,945)	(42,406)
Accumulated other comprehensive income	524	2,168
Total equity	736,581	376,777
Total liabilities and equity	$1,142,910	$586,523
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$15,358	$9,447	$38,751	$28,467
Income from commercial mortgage loan	—	252	—	743
Total revenues	15,358	9,699	38,751	29,210
Expenses
Rental property operating	4,845	2,950	11,903	8,615
General and administrative	903	830	2,834	2,782
Advisory fee due to affiliate	2,502	868	5,197	2,395
Depreciation and amortization	6,962	4,746	19,200	12,976
Total expenses	15,212	9,394	39,134	26,768
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	2	636	8,787	(3,602)
Income from equity investments in unconsolidated international affiliated funds	1,613	965	1,928	1,038
Interest income	45	39	155	109
Interest expense	(1,127)	(791)	(3,072)	(2,885)
Total other income (expense)	533	849	7,798	(5,340)
Net income (loss)	$679	$1,154	$7,415	$(2,898)
Net income attributable to preferred stock	4	4	15	11
Net income (loss) attributable to common stockholders	$675	$1,150	$7,400	$(2,909)
Net income (loss) per share of common stock - basic and diluted	$0.01	$0.03	$0.13	$(0.08)
Weighted-average shares of common stock outstanding, basic and diluted	71,220,828	39,723,129	56,768,818	38,058,926
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$679	$1,154	$7,415	$(2,898)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(709)	1,257	(1,644)	1,319
Comprehensive (loss) income	(30)	2,411	5,771	(1,579)
Comprehensive income attributable to preferred stock	4	4	15	11
Comprehensive (loss) income attributable to common stockholders	$(34)	$2,407	$5,756	$(1,590)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(Unaudited) (in thousands, except share data)

Three Months Ended September 30, 2021
	Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at June 30, 2021	$129	$55		$96		$24		$122		$297	$601,050	$(50,540)	$1,233	$552,466
Issuance of 13,448,464 shares of common stock (net of $213 of offering costs)	—	15		55		9		100		—	194,369	—	—	194,548
Distribution reinvestment	—	1		—	(a)	—	(a)	—	(a)	—	2,057	—	—	2,058
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)		—	(1,396)	—	—	(1,397)
Amortization of restricted stock grants	—	—		—		—		—		—	20	—	—	20
Net income	4	—		—		—		—		—	—	675	—	679
Distributions on common stock	—	—		—		—		—		—	—	(11,080)	—	(11,080)
Distribution on preferred stock	(4)	—		—		—		—		—	—	—	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(709)	(709)
Balance at September 30, 2021	$129	$71		$151		$33		$221		$297	$796,100	$(60,945)	$524	$736,581
(a)Amount is not presented due to rounding; see Note 14.

Three Months Ended September 30, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at June 30, 2020	$125	$28		$16		$10		$35		$297	$387,137	$(35,266)	$(308)	$352,074
Issuance of 1,054,463 shares of common stock (net of $138 of offering costs)	—	2		6		1		3		—	10,880	—	—	10,892
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	578	—	—	578
Common stock repurchased	—	—		—		—				—	(1,131)	—	—	(1,131)
Amortization of restricted stock grants	—	—		—		—		—		—	17	—	—	17
Net income	4	—		—		—		—		—	—	1,150	—	1,154
Distributions on common stock	—	—		—		—		—		—	—	(5,853)	—	(5,853)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	1,257	1,257
Balance at September 30, 2020	$129	$30		$22		$11		$38		$297	$397,481	$(39,969)	$949	$358,988

(a)Amount is not presented due to rounding; see Note 14.

Nine Months Ended September 30, 2021
	Preferred Stock	Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2020	$250	$33		$28		$13		$46	$297	$416,348	$(42,406)	$2,168	$376,777
Issuance of 4,230,002 shares of common stock (net of $624 of offering costs)	—	37		122		20		176	—	378,209	—	—	378,564
Distribution reinvestment	—	1		1		—	(a)	1	—	4,043	—	—	4,046
Preferred stock redemption	(125)	—		—		—			—		—	—	(125)
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(2)	—	(2,554)	—	—	(2,556)
Amortization of restricted stock grants	—	—		—		—		—	—	54	—	—	54
Net income	15	—		—		—		—	—	—	7,400	—	7,415
Distributions on common stock	—	—		—		—		—	—	—	(25,939)	—	(25,939)
Distribution on preferred stock	(11)	—		—		—		—	—	—	—	—	(11)
Foreign currency translation adjustment	—	—		—		—		—	—	—	—	(1,644)	(1,644)
Balance at September 30, 2021	$129	$71		$151		$33		$221	$297	$796,100	$(60,945)	$524	$736,581
(a)Amount is not presented due to rounding; see Note 14.

Nine Months Ended September 30, 2020
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2019	$125	$14		$1		$5		$20		$297	$336,147	$(19,974)	$(370)	$316,265
Issuance of 6,072,460 shares of common stock (net of $479 of offering costs)	—	16		21		6		19		—	61,699	—	—	61,761
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	1,365	—	—	1,365
Amortization of restricted stock grants	—	—		—		—		—		—	51	—	—	51
Common stock repurchased	—	—		—		—		(1)		—	(1,781)	—	—	(1,782)
Net income (loss)	11	—		—		—		—		—	—	(2,909)	—	(2,898)
Distributions on common stock	—	—		—		—		—		—	—	(17,086)	—	(17,086)
Distribution on preferred stock	(7)	—		—		—		—		—	—	—	—	(7)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	1,319	1,319
Balance at September 30, 2020	$129	$30		$22		$11		$38		$297	$397,481	$(39,969)	$949	$358,988

(a)Amount is not presented due to rounding; see Note 14.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,415	$(2,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,200	12,976
Unrealized (gain) loss on changes in fair value of real estate-related securities	(5,058)	828
Realized (gain) loss on sale of real estate-related securities	(2,474)	3,639
Income from equity investment in unconsolidated international affiliated funds	(1,928)	(1,038)
Income distribution from equity investment in unconsolidated international affiliated funds	797	715
Straight line rent adjustment	(1,401)	(1,453)
Amortization of below-market lease intangibles	(1,398)	(552)
Amortization of above-market lease intangibles	24	13
Amortization of deferred financing costs	440	385
Amortization of restricted stock grants	54	51
Change in assets and liabilities:
Decrease in other assets	(2,726)	(958)
Increase in accounts payable, accrued expenses, and other liabilities	3,363	1,883
Net cash provided by operating activities	16,308	13,591
Cash flows from investing activities:
Acquisitions of real estate	(224,277)	—
Origination and fundings of commercial mortgage loan	—	(935)
Deposit on commercial mortgage loan	150	—
Funding for investment in international affiliated funds	—	(9,855)
Capital improvements to real estate	(5,061)	(1,423)
Deposits on investments in real estate	(250)	(2,900)
Purchase of real estate-related securities	(52,354)	(22,350)
Proceeds from sale of real estate-related securities	20,066	17,658
Net cash used in investing activities	(261,726)	(19,805)
Cash flows from financing activities:
Proceeds from issuance of common stock	384,798	56,137
Repurchase of common stock	(2,556)	(1,782)
Offering costs paid	(647)	(463)
Borrowings from credit facility	369,723	20,000
Repayments on credit facility	(304,000)	(59,000)
Borrowings from mortgages payable	28,750	—
Payment of deferred financing costs	(289)	—
Repurchase of preferred stock	(125)	—
Distributions to preferred stockholders	(11)	(7)
Subscriptions received in advance	78,949	5,341
Distributions	(19,169)	(20,233)
Net cash provided by financing activities	535,423	(7)

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2021	2020
Net increase in cash and cash equivalents and restricted cash during the period	290,005	(6,221)
Cash and cash equivalents and restricted cash, beginning of period	15,671	15,671
Cash and cash equivalents and restricted cash, end of period	$305,676	$9,450
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$226,669	$4,109
Restricted cash	79,007	5,341
Total cash and cash equivalents and restricted cash	$305,676	$9,450
Supplemental disclosures:
Interest paid	$2,498	$3,029
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of investments in real estate	$700	$—
Accrued capital expenditures	$179	$(64)
Non-cash financing activities:
Accrued distributions	$1,973	$3,147
Accrued stockholder servicing fees	$11,555	$2,638
Distribution reinvestments	$4,043	$1,365
Accrued offering costs	$(35)	$16
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231, the “IPO Registration Statement”), the Company registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Initial Public Offering”). The IPO Registration Statement was initially declared effective on January 31, 2018. In the Follow-on Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077), (the "Follow-on Registration Statement") to register up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. On the effective date of the Follow-on Registration Statement, the Initial Public Offering automatically terminated.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option ("FVO") are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of such joint ventures are separately included in Redeemable non-controlling interests within the financial statements.
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
The Company’s consolidated joint venture arrangements that have profit participation based on certain internal rate of return hurdles are measured at fair value as of the reporting date and reported within Redeemable non-controlling interests.

The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$79,872	$—	$—	$79,872	$40,052	$—	$—	$40,052
Total	$79,872	$—	$—	$79,872	$40,052	$—	$—	$40,052
As of September 30, 2021, the carrying value of the Company's Credit Facility approximated fair value. The fair value of the Company's mortgages payable was $76.9 million and $47.6 million as of September 30, 2021 and December 31, 2020, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
As of September 30, 2021, the Company did not have any investments in commercial mortgage loans.
Revenue Recognition
The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:
Rental revenue — consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, retail, healthcare and single family housing properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of September 30, 2021, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of September 30, 2021, the Company had $79.0 million of restricted cash. The restricted cash consisted of $0.1 million of tenant security deposits and $78.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to U.S. federal corporate income tax. The Cayman Islands TRSs are not subject to federal corporate income tax or Cayman Islands taxes. As of September 30, 2021, the Company had three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loan, which has since been sold.
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
As of September 30, 2021, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.
Offering costs are currently charged to equity as such amounts are incurred. For the three and nine months ended September 30, 2021, the Company charged $0.2 million and $0.6 million, respectively, in offering costs to equity. For the three and nine months ended September 30, 2020, the Company charged $0.1 million and $0.5 million, respectively, in offering costs to equity.

Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive loss of approximately $0.7 million and $1.6 million, for the three and nine months ended September 30, 2021, respectively. Foreign currency translation adjustments resulted in other comprehensive income of approximately $1.3 million for each of the three and nine months ended September 30, 2020.
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
Recent Accounting Pronouncements
Pending Adoption:
In July 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The amendments in ASU 2021-05 amend the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. Entities that have adopted Topic 842 before the issuance date of ASU 2016-05 have the option to apply the amendments either (1) retrospectively to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments.
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

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for each of the three and nine months ended September 30, 2021 and 2020.
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
Note 3. Investments in Real Estate
Out of Period Adjustment
The Company recorded $0.6 million of depreciation and amortization adjustment, inclusive of above/below market leases, during the three months ended September 30, 2021, which should not have been recorded in the consolidated financial statements for the six months ended June 30, 2021. $0.4 million of the depreciation adjustment should not have been recorded in the consolidated financial statements for three months ended March 31, 2021. Management concluded that this misstatement was not material to the consolidated financial statements as of and for the six months ended June 30, 2021 and three months ended March 31, 2021 or the three month period ended September 30, 2021.

Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Building and building improvements	$561,301	$383,093
Land and land improvements	125,212	79,813
Furniture, fixtures and equipment	5,373	3,692
Total	691,886	466,598
Accumulated depreciation	(38,676)	(26,671)
Investments in real estate, net	$653,210	$439,927
For the three and nine months ended September 30, 2021, depreciation expense was $4.7 million and $12.7 million, respectively. For the three and nine months ended September 30, 2020, depreciation expense was $3.3 million and $9.2 million, respectively.
During the nine months ended September 30, 2021, the Company acquired an interest in six real estate investments and 101 single family rentals.

The following table provides details of the properties acquired during the nine months ended September 30, 2021 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
2945 Wilderness Place	100%	1	Boulder, CO	Healthcare	January 2021	$12,536
Pacific Center	100%	1	San Diego, CA	Healthcare	May 2021	45,861
Hillcroft Medical Clinic	100%	1	Sugarland, TX	Healthcare	June 2021	12,076
Brookson Flats	100%	1	Huntersville, NC	Multifamily	June 2021	72,162
Bucks Town Medical Center	100%	5	Philadelphia, PA	Healthcare	September 2021	25,818
Perimeter's Edge	100%	1	Raleigh, NC	Office	September 2021	20,523
Single Family Rentals	100%	101	Various	Single Family Housing	Various	35,890
(1)    Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2021 ($ in thousands):

	2945 Wilderness Place	Pacific Center	Hillcroft Medical Clinic	Brookson Flats	Bucks Town Medical Center	Perimeter's Edge	Single Family Rentals
Building and building improvements	$7,909	$36,578	$9,199	$61,514	$17,648	$15,684	$25,406
Land and land improvements	3,645	10,767	3,128	6,552	6,861	3,943	10,471
In-place lease intangibles	805	2,135	1,411	2,508	1,920	1,258	12
Furniture, fixtures and equipment	—	—	—	1,588	—	—	—
Leasing Commissions	289	1,715	890	—	854	368	—
Other intangibles	(112)	(5,334)	(2,552)	—	(1,465)	(730)	1
Total purchase price	$12,536	$45,861	$12,076	$72,162	$25,818	$20,523	$35,890
During the year ended December 31, 2020, the Company acquired interests in four real property investments, which were comprised of two industrial and two healthcare investments.
Note 4. Investments in Real Estate-Related Securities
As of September 30, 2021 and December 31, 2020, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real-Estate-Related Securities as of September 30, 2021 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2020	$40,052
Additions	52,354
Disposals	(20,066)
Unrealized gains	5,058
Realized gains	2,474
Balance as of September 30, 2021	$79,872

The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized (losses) gains(1)	$(1,421)	$897	$5,058	$(828)
Realized gains (losses)(1)	909	(550)	2,474	(3,639)
Dividend income	514	289	1,255	865
Total	$2	$636	$8,787	$(3,602)
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
On December 22, 2017, the Company entered into a subscription agreement to invest €25.0 million into ECF. As of September 30, 2021, the Company had fully satisfied its commitment through cumulative contributions of $28.4 million.
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2021 ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Income distribution	(592)
Income from equity investment in unconsolidated international affiliated fund	434
Foreign currency translation adjustment	(1,644)
Balance as of September 30, 2021	$28,001
Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2021. (Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2020 was $0.3 million and $0.1 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018, the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021 the Company increased its commitment by $20.0 million each, bringing its total commitment to $50.0 million. As of September 30, 2021, the Company had funded $19.9 million of its total $50.0 million commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.

The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Income distribution	(205)
Income from equity investment in unconsolidated international affiliated fund	1,495
Balance as of September 30, 2021	$22,495
Income from equity investments in Unconsolidated International Affiliated Funds from APCF for each of the three and nine months ended September 30, 2021 was $1.5 million. Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2020 was $0.7 million and $1.0 million, respectively.
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
As of September 30, 2021, the Company did not have a commercial mortgage loan investment. For the three and nine months ended September 30, 2020, the Company recognized interest income from its investment in its commercial mortgage loan of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2020, the Company did not record any unrealized gains or losses on its commercial mortgage loan.
Note 7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$40,319	$31,393
Above-market lease intangibles	492	167
Leasing commissions	16,674	12,877
Other intangibles	4,364	2,085
Total intangible assets	61,849	46,522
Accumulated amortization:
In-place lease intangibles	(13,775)	(10,402)
Above-market lease intangibles	(62)	(38)
Leasing commissions	(4,254)	(3,070)
Other intangibles	(625)	(284)
Total accumulated amortization	(18,716)	(13,794)
Intangible assets, net	$43,133	$32,728
Intangible liabilities:
Below-market lease intangibles	$(22,143)	$(9,750)
Accumulated amortization	2,236	1,249
Intangible liabilities, net	$(19,907)	$(8,501)
Amortization expense relating to intangible assets was $4.3 million and $8.5 million, respectively, for the three and nine months ended September 30, 2021. Income from the amortization of intangible liabilities was $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2021. Amortization expense relating to intangible assets was $1.5 million and $3.8 million, respectively, for the three and nine months ended September 30, 2020. Income from the amortization of intangible liabilities was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2021 (remaining)	$1,788	$15	$512	$177	$(707)
2022	5,499	58	1,999	686	(2,804)
2023	3,848	54	1,864	663	(2,785)
2024	3,705	54	1,805	649	(2,758)
2025	3,214	54	1,595	577	(2,557)
2026	1,888	54	1,160	367	(2,319)
Thereafter	6,602	141	3,485	620	(5,977)
	$26,544	$430	$12,420	$3,739	$(19,907)
As of September 30, 2021, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 9, and 12 years, respectively.
Note 8. Credit Facility and Mortgages Payable
Credit Facility
On October 24, 2018, the Company and Nuveen OP entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Interest under the Credit Facility is determined based on a one-month U.S. dollar-denominated LIBOR, which was 0.1% as of September 30, 2021. Loans under the Credit Agreement will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
On September 30, 2021, the borrower and the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at the Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. There is a ticking fee on the DDTL

Facility equal to 0.15% of the undisbursed portion of the DDTL Facility. An upfront fee of 40 basis points was payable at closing.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2021	December 31, 2020
Revolving facility	L+applicable margin(1)	September 30, 2024	$235,000	$120,000	$129,277
DDTL Facility	L+applicable margin(1)	September 30, 2026	100,000	75,000	—
			$335,000	$195,000	$129,277
(1)    The weighted-average interest rate for the three and nine months ended September 30, 2021 was 1.32% and 1.41%, respectively.
As of September 30, 2021, the Company had $195.0 million in borrowings and had outstanding accrued interest of $0.1 million under the Credit Facility. For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.2 million in interest expense, respectively. For the three and nine months ended September 30, 2020, the Company incurred $0.3 million and $1.3 million, respectively, in interest expense, respectively.
As of September 30, 2021, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount	September 30, 2021	December 31, 2020
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750	—
Total fixed rate mortgages payable					76,750	48,000
Deferred financing costs, net					(643)	(426)
Mortgages payable, net					$76,107	$47,574
As of September 30, 2021, the Company had $76.8 million in borrowings and $0.2 million in accrued interest outstanding under its Mortgages Payable. For each of the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.4 million in interest expense, respectively. For the three and nine months ended September 30, 2020, the Company incurred $0.4 million and $1.1 million in interest expense, respectively.

The following table presents the future principal payments due under the Credit Facility and Mortgages Payable as of September 30, 2021 ($ in thousands):

	Amount
Year	Credit Facility	Mortgages Payable
2021 (remaining)	$—	$—
2022	—	—
2023	—	—
2024	120,000	—
2025	—	—
Thereafter	75,000	76,750
Total	$195,000	$76,750
Note 9. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2021	December 31, 2020
Straight-line rent receivable	$5,597	$4,196
Deferred financing costs on credit facility, net	1,811	368
Prepaid expenses	1,452	407
Receivables	1,324	2,072
Deposits on investments in real estate	250	—
Other	89	94
Total	$10,523	$7,137
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	September 30, 2021	December 31, 2020
Real estate taxes payable	$4,154	$1,996
Accounts payable and accrued expenses	3,349	1,598
Prepaid rental income	1,679	1,440
Tenant security deposits	1,481	1,117
Accrued interest expense	327	247
Other	409	612
Total	$11,399	$7,010
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
As of September 30, 2021, the Company had accrued advisory fees of approximately $0.8 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company incurred advisory fee expenses of $2.0 million and $4.2 million, respectively. For the three and nine months ended September 30, 2020, the Company had incurred advisory fee expenses of $0.8 million and $2.1 million, respectively.
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
During the year ended December 31, 2020, the Company engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company paid approximately $30,000 and $0.1 million, respectively, in management fees to NexCore during the three and nine months ended September 30, 2021. The Company did not pay any management fees to NexCore during the three and nine months ended September 30, 2020.
Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals. The Company paid approximately $0.1 million and $0.2 million, respectively, in acquisition fees to NexCore during the three and nine months ended September 30, 2021. The Company did not pay any acquisition fees to NexCore during the three and nine months ended September 30, 2020. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company entered in three joint venture arrangements with NexCore during the nine months ended September 30, 2021, which have not incurred any promote payments. The Company did not enter into any joint venture arrangements with NexCore during the three and nine months ended September 30, 2020.
On July 27, 2021, the Company entered in an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist the Company in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, the Company committed $100.0 million to acquire single family rentals identified by Sparrow. The Company incurred approximately $5,500 and $1,700 in asset and property management fees, respectively, related to Sparrow during each of the three and nine months ended September 30, 2021.
On August 23, 2021, the Company entered into a master services agreement with Nuveen Real Estate Project Management
Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services described below in connection with certain of our real estate investments (the “Agreement”).
For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. As of September 30, 2021, the Company accrued approximately $16.3 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
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
Other Related Party Transactions
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2021	December 31, 2020
Accrued stockholder servicing fees(1)	$16,281	$4,726
Advanced organization and offering expenses	4,648	4,648
Total	$20,929	$9,374
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2056 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance.
See "Note 14. Equity and Redeemable Non-controlling Interest" for additional information related to TIAA's purchase of $300.0 million Class N shares of the Company's common stock through its wholly owned subsidiary.
See "Note 5. Investment in International Affiliated Funds" for additional information related to the Company's investment in International Affiliated Funds.
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

Note 12. Risks and Contingencies
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of September 30, 2021 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. During the nine months ended September 30, 2021, the Company pursued litigation with a tenant in lease default at one of its office properties in an effort to recover the outstanding balance due to the Company. A settlement agreement was reached between the Company and the tenant in default, and accordingly, the Company received $0.4 million in upfront settlement proceeds paid by the tenant, and is entitled to an additional $0.5 million to be received in 36 equal installments beginning September 1, 2021.
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
As of September 30, 2021, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months. Based on its assessment, the Company has concluded that there is no impairment of its investments as of September 30, 2021.
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
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, the Company pursued litigation with a tenant due to default of lease terms in one of our office properties and the Company is pursuing to recover the outstanding balance due from the tenant. In the normal course of business the Advisor, on behalf of the Company, enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.

Note 13. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and nine months ended September 30, 2021 was $15.4 million and $38.8 million, respectively. Rental income for the three and nine months ended September 30, 2020 was $9.4 million and $28.5 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily and single family rentals are as follows ($ in thousands):

Year	September 30, 2021
2021 (remaining)	$7,835
2022	32,202
2023	31,114
2024	30,604
2025	27,701
2026	20,000
Thereafter	68,650
Total	$218,106
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
During each of the three and nine months ended September 30, 2021 and 2020, the Company did not have material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic.
Note 14. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2021, the Company had authority to issue a total of 2,200,000,000 shares of capital stock consisting of the following:

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
Common Stock
As of September 30, 2021, the Company had issued and outstanding 6,967,786 shares of Class T common stock, 15,095,660 shares of Class S common stock, 3,426,523 shares of Class D common stock, 22,031,059 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
June 30, 2021	5,540	9,608	2,520	12,044	29,731	59,443
Common stock issued	1,411	5,433	908	9,996	—	17,748
Distribution reinvestment	30	65	13	76	—	184
Common stock repurchased	(13)	(10)	(14)	(85)		(122)
September 30, 2021	6,968	15,096	3,427	22,031	29,731	77,253

	Nine Months Ended September 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2020	3,248	2,832	1,406	4,462	29,731	41,679
Common stock issued	3,661	12,171	2,015	17,581	—	35,428
Distribution reinvestment	77	118	36	138	—	369
Vested stock grant	—	—	—	6	—	6
Common stock repurchased	(18)	(25)	(30)	(156)	—	(229)
September 30, 2021	6,968	15,096	3,427	22,031	29,731	77,253
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
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25% is paid in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant, which, in connection with the directors’ first annual grant, occurred in February 2019. The Company accrued approximately $19,700 and $53,400, respectively, of expenses for each of the three and nine months ended September 30, 2021, in connection with the restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of September 30, 2021 and December 31, 2020, the Company had accrued $4.0 million and $2.1 million in Distributions Payable on the Consolidated Balance Sheets for the September 2021 and December 2020 distributions, respectively. For the three and nine months ended September 30, 2021, the Company declared and paid distributions in the amount of $10.0 million and $24.0 million, respectively. For the three and nine months ended September 30, 2020, the Company declared and paid distributions in the amount of $5.8 million and $20.2 million, respectively.
Each class of common stock receives the same gross distribution per share, which was 0.1868 and $0.5366, respectively, per share for the three and nine months ended September 30, 2021. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of the Company's share classes for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1868	$0.1868	$0.1868	$0.1868	$0.1868
Advisory fee per share of common stock	(0.0337)	(0.0335)	(0.0339)	(0.0339)	(0.0181)
Stockholder servicing fee per share of common stock	(0.0246)	(0.0244)	(0.0073)	—	—
Net distribution per share of common stock	$0.1285	$0.1289	$0.1456	$0.1529	$0.1687

	Nine Months Ended September 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5366	$0.5366	$0.5366	$0.5366	$0.5366
Advisory fee per share of common stock	(0.0940)	(0.0935)	(0.0947)	(0.0948)	(0.0503)
Stockholder servicing fee per share of common stock	(0.0702)	(0.0699)	(0.0208)	—	—
Net distribution per share of common stock	$0.3724	$0.3732	$0.4211	$0.4418	$0.4863

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
For the three and nine months ended September 30, 2021, the Company repurchased shares of its common stock for $1.4 million and $2.6 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2021.
Redeemable Non-controlling Interest
The Company's affiliated partner has a redeemable non-controlling interest in the joint venture due to crystallization rights, which allows the partner to trigger the payment on the promote. The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. For the three and nine months ended September 30, 2021. The Company did not have any affiliated partners with a redeemable non-controlling interest for the three and nine months ended 2020.
Note 15. Segment Reporting
The Company operates in nine reportable segments: healthcare properties, industrial properties, multifamily properties, office properties, retail properties, single family housing, real estate-related securities, International Affiliated Funds, and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Healthcare	$170,611	$61,397
Industrial	161,321	167,518
Multifamily	161,025	91,355
Office	92,106	72,810
Retail	83,070	86,154
Single Family Housing	60,076	—
Real Estate-Related Securities	79,872	40,052
International Affiliated Funds	50,496	51,008
Other (Corporate)	284,333	16,229
Total assets	$1,142,910	$586,523

The following table sets forth the financial results by segment for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
Rental revenues
Healthcare	$3,439	$1,181	$7,599		$3,453
Industrial	3,794	2,489	10,940		7,358
Multifamily	3,810	2,336	8,805		7,000
Office	2,349	1,785	6,014		5,729
Retail	1,962	1,656	5,389		4,927
Single family housing	4	—	4		—
Total rental revenues	15,358	9,447	38,751		28,467
Rental property operating expenses
Healthcare	784	279	1,550		862
Industrial	1,310	746	3,515		2,113
Multifamily	1,649	1,144	4,022		3,393
Office	592	495	1,629		1,501
Retail	348	286	1,025		746
Single family housing	162	—	162	162000
Total rental property operating expenses	4,845	2,950	11,903		8,615
Depreciation and amortization	(6,962)	(4,746)	(19,200)		(12,976)
Income from commercial mortgage loan	—	252	—		743
Realized and unrealized income (loss) from real estate-related securities	2	636	8,787		(3,602)
Income from equity investment in unconsolidated international affiliated funds	1,613	965	1,928		1,038
General and administrative expenses	(903)	(830)	(2,834)		(2,782)
Advisory fee due to affiliate	(2,502)	(868)	(5,197)		(2,395)
Interest income	45	39	155		109
Interest expense	(1,127)	(791)	(3,072)		(2,885)
Net income (loss)	679	1,154	7,415		(2,898)
Net income attributable to preferred stock	4	4	15		11
Net income (loss) attributable to common stockholders	$675	$1,150	$7,400		$(2,909)
Note 16. Subsequent Events
Proceeds from the Issuance of Common Stock
Subsequent to September 30, 2021, the Company received net proceeds of $160.2 million from the issuance of its common stock.
Investment Activity
•On October 25, 2021, the Company completed the acquisition of an investment known as Bucks Town II Medical Center, a portfolio of two healthcare buildings located in the Philadelphia sub-market, for a total cost of $15.6 million, including purchase price adjustments and transaction costs. The property is a 30,887 square foot life science building located in Langhorne Pennsylvania. At the time of acquisition, Bucks Town II Medical was 100% leased to a single tenant on a long-term triple net lease with an average remaining lease term of over five years.
•On October 29, 2021, the Company completed the acquisition of a property known as 620 Roseville, an office property located in the Sacramento sub-market, for a total cost of $32.9 million, including purchase price adjustments and transaction costs. The property is two-story, 193,573 square foot office/lab building located in Roseville, California. At the time of acquisition, 620 Roseville was 100% leased to a single tenant.
•In October 2021, the Company acquired 86 single family rentals, for a total purchase price of $30.7 million and funded an additional $30.0 million towards its commitment to Sparrow
•On October 25, 2021, the Company funded an additional $2.9 million towards its investment in APCF, bringing its total funded capital amount to $22.8 million of its total $50.0 million commitment.
•On November 9, 2021, the Company originated a floating-rate senior mortgage and mezzanine loan amounting to $62.3 million to finance the acquisition of an office property known as 9-90 Corporate Center and has committed to fund an additional $31.1 million for future renovations of the property.
Distributions
The Company's board of directors declared distributions amounting to approximately $4.0 million on all outstanding shares of common stock as of the close of business on the record date of September 29, 2021 and the Company paid these distributions on October 25, 2021.

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
While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
•COVID-19 Risks. In response to the novel coronavirus pandemic (commonly known as “COVID-19”), governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease. The restrictions have had an adverse impact on economic and market conditions across the world. It is possible that public health officials and governmental authorities in the markets in which we have investments may impose or reinstate restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Moreover, the market volatility and economic uncertainty surrounding the COVID-19 pandemic may negatively impact our investments in real estate-related securities and our investments in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF” and, collectively with ECF, the “International Affiliated Funds”), investment funds managed by an affiliate of Teachers Insurance and Annuity Association of America (“TIAA”) . These and other consequences of the COVID-19 pandemic may have an adverse effect on our Company’s business and results of operations.
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
On January 13, 2021,the Company filed a Registration Statement on Form S-11 (File No. 333-252077), the ("Follow-on Registration Statement") to register up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. On the effective date of the Follow-on Registration Statement, the Initial Public Offering automatically terminated. The Company is offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount) and has fully funded its commitment to purchase $300.0 million of our Class N common stock.
Q3 2021 Highlights
Operating results:
•Raised $394.7 million of net proceeds during the three months ended September 30, 2021.
•Declared and paid distributions totaling $10.0 million on our common stock during the three months ended September 30, 2021, resulting in quarterly average annualized distribution rates of 4.6% for Class T, 4.6% for Class S, 5.2% for Class D and 5.4% for Class I shares of common stock.
•Year-to-date total return through September 30, 2021, without upfront selling commissions, was 18.15% for Class T, 18.28% for Class S, 18.51% for Class D and 18.75% for Class I shares. Year-to-date total return through September 30, 2021 assuming maximum upfront selling commissions was 14.08% for Class T and 14.20% for Class S shares.
•Trailing 12 months total return through September 30, 2021, without upfront selling commissions, was 21.51% for Class T, 21.65% for Class S, 22.04% for Class D and 22.34% for Class I shares. Trailing 12 months total return through September 30, 2021 assuming maximum upfront selling commissions was 17.27% for Class T and 17.1% for Class S shares.
•As of September 30, 2021, our real property portfolio was leased at approximately 94% with an average rent collection for the quarter at approximately 98%, excluding tenants granted rent deferrals. As of September 30, 2021, we did not have material rent deferrals.
Investments:
•Acquired 1110 Perimeter’s Edge, a research and development office property located in the Raleigh-Durham submarket in North Carolina, for a purchase price of $21.3 million. The property is a flexible/research and development office building consisting of 84,748 square feet and is 97% leased with an average remaining lease term of over five years
•Acquired a healthcare portfolio, Bucks Town Medical Center, consisting of five single-story buildings, located in Langhorne, Pennsylvania, in the Philadelphia submarket, for a purchase price of $25.8 million, including price adjustments and transaction costs.

•Acquired 101 single family rentals in conjunction with our partnership with Sparrow for a total purchase price of $35.9 million. The properties acquired are located in various target markets throughout the United States, including Arizona, Florida, Georgia, North Carolina, Tennessee, and Texas.
•Made additional investments in real estate-related securities of $22.0 million and have 103 holdings as of September 30, 2021 with a total fair market value of $79.9 million.
Financings:
•On September 30, 2021, the Company amended its Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million.
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
Portfolio
The following chart outlines the allocation of our investments based on fair value as of September 30, 2021:

The following charts further describe the diversification of our direct investments in real properties based on fair value as of September 30, 2021:

(a)Based upon the market value of the properties.
The following map shows the location of our directly-held real estate investments as of September 30, 2021:

Direct property investment

The following map shows the location and property type of directly held real estate investments owned by ECF as of September 30, 2021:
Office Retail Logistics Alternatives
The following map shows the location and property type of directly held real estate investments owned by APCF as of September 30, 2021:
Office Logistics Multifamily

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our real properties as of September 30, 2021:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	98%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	98%
Total Multifamily	3				808	units
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	80%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	97%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	50%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	sq ft.	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	sq ft.	100%
Total Industrial	9				1,647	sq ft.
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	96%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	sq ft.	79%
Total Office	3				325	sq ft.
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	sq ft.	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	sq ft.	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	sq ft.	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	sq ft.	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	sq ft.	100%
Buck's Town Medical Campus	5	Philadelphia, PA	Sept, 2021	100%	142	sq ft.	89%
Total Healthcare	11				594	sq ft.
Single Family Housing:
Single Family Rentals	101	Various	Various	100%	209	sq ft.	11%
Total Single Family Housing	101				209	sq ft.
Total Investment Properties	128

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of September 30, 2021 ($ and square feet data in thousands). The table below excludes our multifamily properties and single family rentals as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	2	155	1%	23	1%
2022	20	2,233	7%	304	12%
2023	8	640	2%	72	3%
2024	16	1,908	6%	210	8%
2025	21	8,338	27%	953	37%
2026	13	1,649	5%	109	4%
2027	18	4,204	13%	180	7%
2028	6	3,397	11%	165	6%
2029	3	183	1%	8	1%
2030	7	3,260	10%	161	6%
Thereafter	12	5,422	17%	370	15%
Total	126	31,389	100%	2,555	100%
(1)The annualized September 30, 2021 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded REITs. As of September 30, 2021, we had 103 holdings and have invested $79.9 million in securities that are valued at $79.9 million.
Investments in International Affiliated Funds
European Cities Fund ("ECF")
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of September 30, 2021, ECF has total equity commitments of $1.5 billion
(€1.3 billion) and has called $1.4 billion (€1.2 billion) of these commitments. ECF has 13 assets with a net asset value of
$1.4 billion (€1.2 billion) and has a loan to value ratio of 33.3%. The ECF portfolio is well diversified and has a balanced country exposure with 20.8% in UK, 20.1% in Netherlands, 12.4% in Finland, 11.8% in Spain, 11.7% in Germany, 10.9% in
Italy, 5.3% in Denmark, 3.7% in France, and 3.2% in Austria resulting in an annualized since inception income return of 4.1%.
On December 22, 2017,we entered into a subscription agreement to invest €25.0 million into ECF. As of September 30, 2021, we had fully satisfied its commitment through cumulative contributions of $28.4 million.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2021 ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Income distribution	(592)
Income from equity investment in unconsolidated international affiliated fund	434
Foreign currency translation adjustment	(1,644)
Balance as of September 30, 2021	$28,001

Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2020 was $0.3 million and $0.1 million, respectively.
Asia Pacific Cities Fund ("APCF")
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of September 30, 2021, APCF has total equity commitments of $736.5 million and has called $411.5 million of these commitments. APCF has 13 assets with a net asset value of $477.8 million and has a loan to value ratio of 38.1%. As of June 30, 2021, APCF had 50.7% exposure in Japan, 30.0% in South Korea and 19.3% in Australia, resulting in an annualized since inception income return of 3.1%.
On November 9, 2018, we entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021, we increased our commitment by $20.0 million each, bringing our total commitment to $50.0 million. As of September 30, 2021, we had funded $19.9 million of its total $50.0 million commitment.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Income distribution	(205)
Income from equity investment in unconsolidated international affiliated fund	1,495
Balance as of September 30, 2021	$22,495
Income from equity investments in Unconsolidated International Affiliated Funds from APCF for each of the three and nine months ended September 30, 2021 was $1.5 million. Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2020 was $0.7 million and $1.0 million, respectively.
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
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of September 30, 2021 for our direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e. less than 12 months) and then repaid over the remaining duration of the contract. As of September 30, 2021, we did not have material exposure to rent concessions, tenant defaults or loan defaults. Our investments in the International Affiliated Funds may be similarly and negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts us will depend on future developments.

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

Results of Operations
The following table sets forth the results of our operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues
Rental revenue	$15,358	$9,447	$5,911	$38,751	$28,467	$10,284
Income from commercial mortgage loan	—	252	(252)	—	743	(743)
Total revenues	15,358	9,699	5,659	38,751	29,210	9,541
Expenses
Rental property operating	4,845	2,950	1,895	11,903	8,615	3,288
General and administrative	903	830	73	2,834	2,782	52
Advisory fee due to affiliate	2,502	868	1,634	5,197	2,395	2,802
Depreciation and amortization	6,962	4,746	2,216	19,200	12,976	6,224
Total expenses	15,212	9,394	5,818	39,134	26,768	12,366
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	2	636	(634)	8,787	(3,602)	12,389
Income from equity investment in unconsolidated international affiliated funds	1,613	965	648	1,928	1,038	890
Interest income	45	39	6	155	109	46
Interest expense	(1,127)	(791)	(336)	(3,072)	(2,885)	(187)
Net income (loss)	679	1,154	(475)	7,415	(2,898)	10,313
Net income attributable to preferred stock	4	4	—	15	11	4
Net income (loss) attributable to common stockholders	$675	$1,150	$(475)	$7,400	$(2,909)	$10,309
Rental Revenue, Rental Property Operating Expenses, and Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the three and nine months ended September 30, 2021 and 2020 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2021 and 2020 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loan
During the three and nine months ended September 30, 2021, income from our commercial mortgage loan decreased $0.3 million and $0.7 million, respectively, in comparison to the corresponding periods in 2020. The decrease is due to payoff of the outstanding balance of the subordinate mortgage loan in full in November 2020, resulting in no income during the three and nine months ended September 30, 2021.
General and Administrative Expenses
During the three and nine months ended September 30, 2021, general and administrative expenses increased slightly in comparison to the corresponding periods in 2020 primarily due to an increase in legal and printing fees, offset by a decrease in professional fees incurred for tax services.

Advisory Fee Due to Affiliate
During the three and nine months ended September 30, 2021, the advisory fee due to affiliate increased by $1.6 million and $2.8 million, respectively, as compared to the corresponding periods in 2020 due to the growth of our NAV.
Depreciation and Amortization
During the three and nine months ended September 30, 2021, depreciation and amortization increased $2.2 million and $6.2 million, respectively, compared to the corresponding periods in 2020. The increase was driven by the growth in our portfolio, which increased from 10 real estate investments as of September 30, 2020 to 21 real estate investments as of September 30, 2021.
Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income from real estate-related securities decreased $0.6 million for the three months ended September 30, 2021 compared to the corresponding period in 2020. The decrease was due to adverse market conditions at the end of the current quarter. Realized and unrealized income from real estate-related securities $12.4 million for the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020. The increase is due to the improvement in market conditions as compared to the prior year, when the emergence of COVID-19 adversely affected the value of our investment in real estate-related securities.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the three and nine months ended September 30, 2021, income from the International Affiliated Funds increased by $0.6 million and $0.9 million, respectively, as compared to the corresponding periods in 2020. The increase was primarily due to valuation gains on properties within our investments in ECF and APCF driven by improved market conditions surrounding COVID-19.
Interest Expense
During the three and nine months ended September 30, 2021, interest expense increased $0.3 million and $0.2 million, respectively, compared to the corresponding periods in 2020 due to additional borrowings on our Credit Facility and Mortgages Payables during the current year, offset by decreasing interest rates resulting from the market instability associated with the COVID-19 pandemic.
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
For the three and nine months ended September 30, 2021 and 2020, our same property portfolio consisted of four industrial, two multifamily, two office, one retail and one healthcare property.
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

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$675	$1,150	$7,400	$(2,909)
Adjustments to reconcile to same property NOI
General and administrative	903	830	2,834	2,782
Advisory fee due to affiliate	2,502	868	5,197	2,395
Depreciation and amortization	6,962	4,746	19,200	12,976
(Income) loss from real estate-related securities	(2)	(636)	(8,787)	3,602
Income from commercial mortgage loan	—	(252)	—	(743)
Income from equity investment in unconsolidated international affiliated funds	(1,613)	(965)	(1,928)	(1,038)
Interest income	(45)	(39)	(155)	(109)
Interest expense	1,127	791	3,072	2,885
Preferred Stock	4	4	15	11
NOI	10,513	6,497	26,848	19,852
Non-same property NOI	3,316	—	7,028	—
Same property NOI	$7,197	$6,497	$19,820	$19,852
The following table details the components of same property NOI for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$	%	2021	2020	$	%
Rental Revenue
Multifamily	$2,638	$2,338	$300	12.8%	$7,553	$7,002	$551	7.9%
Industrial	2,584	2,489	95	3.8%	7,291	7,357	(66)	(0.9)%
Office	2,297	1,784	513	28.8%	5,961	5,728	233	4.1%
Retail	1,962	1,656	306	18.5%	5,385	4,927	458	9.3%
Healthcare	1,144	1,180	(36)	(3.1)%	3,353	3,453	(100)	(2.9)%
Total revenues	10,625	9,447	1,178	12.5%	29,543	28,467	1,076	3.8%
Property operating expenses
Multifamily	1,239	1,145	94	8.2%	3,604	3,395	209	6.2%
Industrial	984	745	239	32.1%	2,680	2,112	568	26.9%
Office	574	495	79	16.0%	1,611	1,501	110	7.3%
Retail	348	286	62	21.7%	1,025	746	279	37.4%
Healthcare	283	279	4	1.4%	803	861	(58)	(6.7)%
Total expenses	3,428	2,950	478	16.2%	9,723	8,615	1,108	12.9%
Same property NOI	$7,197	$6,497	$700	10.8%	$19,820	$19,852	$(32)	(0.2)%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended September 30, 2021, rental revenues increased $1.2 million across the same property portfolio as compared to the corresponding period in 2020. The increase was primarily related to a 5% increase in occupancy at our same property multifamily investments, increased market rents, and settlement proceeds received in 2021 from a tenant at our retail property who vacated in the prior year.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three and nine months ended September 30, 2021, property operating expenses increased $0.5 million and $1.1 million, respectively, across the same property portfolio as compared to the corresponding period in 2020. The increase was primarily due to higher real estate taxes owed on our properties based on property reassessments during the current year.

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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three and nine months ended September 30, 2021. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of September 30, 2021, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital.

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
Credit Facility
On October 24, 2018, we, together with Nuveen OP, entered into a credit agreement (the "Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the "Credit Facility"). On December 17, 2018 and June 11, 2019, we, together with Nuveen OP, amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted London Interbank Offered Rate ("LIBOR") rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans under the Credit Facility will mature three years from October 24, 2018, with an option to extend twice for an additional year pursuant to the terms of the Credit Agreement.
On September 30, 2021, the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. There is a ticking fee on the DDTL Facility equal to 0.15% of the undisbursed portion of the DDTL Facility. An upfront fee of 40 basis points was payable at closing.
As of September 30, 2021, we had $120.0 million in borrowings and had outstanding accrued interest of $0.1 million. For the three and nine months ended September 30, 2021, we incurred $0.4 million and $1.2 million, respectively, in interest expense. For the three and nine months ended September 30, 2020, we incurred $0.3 million and $1.3 million, respectively, in interest expense.
As of September 30, 2021, we are in compliance with all loan covenants with respect to the Credit Agreement.
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

As of September 30, 2021, we had $76.8 million in borrowings and $0.2 million in accrued interest outstanding under our Mortgages Payable. For the three and nine months ended September 30, 2021, we incurred $0.6 million and $1.4 million in interest expense, respectively. For the three and nine months ended September 30, 2020, we incurred $0.4 million and $1.1 million, respectively, in interest expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities	$16,308	$13,591
Cash flows used in investing activities	(261,726)	(19,805)
Cash flows provided by financing activities	535,423	(7)
Net increase in cash and cash equivalents and restricted cash	$290,005	$(6,221)
Cash flows provided by operating activities increased $2.7 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was due to additional cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities increased $241.9 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020 due to a $224.3 million increase in fundings related to the acquisition of real estate investments during the nine months ended September 30, 2021 and an increase in net purchase and sale activity on our real-estate related securities of $27.6 million, offset by a decrease in fundings related to our investments in the International Affiliated Funds and commercial mortgage loan of $9.9 million and $0.8 million, respectively.
Cash flows provided by financing activities increased by $535.4 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to a $328.7 million and $73.6 million increase in proceeds from issuance of common stock and subscriptions received in advance, respectively. Additionally, we had a net increase in borrowings on the Credit Facility and Mortgages Payable of $104.7 million and $28.8 million, respectively.
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

The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$679	$1,154	$7,415	$(2,898)
Adjustments:
Real estate depreciation and amortization	6,962	4,878	19,200	13,361
Funds from Operations	7,641	6,032	26,615	10,463
Straight-line rental income	(606)	(283)	(1,401)	(1,453)
Amortization of above-and-below market lease intangibles	(869)	(179)	(1,374)	(539)
Unrealized loss (gain) from changes in fair value of real estate-related securities	1,421	(897)	(5,058)	828
Amortization of restricted stock awards	20	17	54	51
Unrealized loss from investment in international affiliated funds	(1,339)	(736)	(1,131)	(323)
Adjusted Funds from Operations attributable to stockholders	$6,268	$3,954	$17,705	$9,027
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
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. As of September 30, 2021, we accrued $4.0 million for September 2021 in Distribution Payable on the Consolidated Balance Sheets.
For the three and nine months ended September 30, 2021, we declared and paid distributions in the amount of $10.0 million and $24.0 million, respectively. For the three and nine months ended September 30, 2020, we declared and paid distributions in the amount of $5.8 million and $20.2 million, respectively.
Beginning January 31, 2020, we declared monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.1868 and $0.5366, respectively, per share for the three and nine months ended September 30, 2021. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which are deducted from the monthly distribution per share.

The following tables detail the aggregate distribution declared for each of our share classes for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1868	$0.1868	$0.1868	$0.1868	$0.1868
Advisory fee per share of common stock	(0.0337)	(0.0335)	(0.0339)	(0.0339)	(0.0181)
Stockholder servicing fee per share of common stock	(0.0246)	(0.0244)	(0.0073)	—	—
Net distribution per share of common stock	$0.1285	$0.1289	$0.1456	$0.1529	$0.1687

	Nine Months Ended September 30, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5366	$0.5366	$0.5366	$0.5366	$0.5366
Advisory fee per share of common stock	(0.0940)	(0.0935)	(0.0947)	(0.0948)	(0.0503)
Stockholder servicing fee per share of common stock	(0.0702)	(0.0699)	(0.0208)	—	—
Net distribution per share of common stock	$0.3724	$0.3732	$0.4211	$0.4418	$0.4863
The following tables summarizes our distributions declared and paid during the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$7,233	72.03%	$5,217	90.03%
Reinvested in shares	2,809	27.97%	578	9.97%
Total distributions	$10,042	100.00%	$5,795	100.00%
Sources of distributions
Cash flows from operating activities	$5,971	59.46%	$5,217	100.00%
Debt and financing proceeds	4,071	40.54%	—	—%
Total sources of distributions	$10,042	100.00%	$5,217	100.00%
Total cash flows from operating activities	$5,971		$5,217

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$19,169	79.98%	$18,868	93.25%
Reinvested in shares	4,797	20.02%	1,365	6.75%
Total distributions	$23,966	100.00%	$20,233	100.00%
Sources of distributions
Cash flows from operating activities	$16,308	68.05%	$13,591	67.17%
Debt and financing proceeds	7,658	31.95%	6,642	32.83%
Total sources of distributions	$23,966	100.00%	$20,233	100.00%
Total cash flows from operating activities	$16,308		$13,591

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2021 ($ and shares in thousands, except per share data):

Components of NAV	September 30, 2021
Investments in real property	$855,362
Investments in real estate-related securities	79,872
Investments in international affiliated funds	50,496
Cash and cash equivalents	226,669
Restricted cash	79,007
Other assets	5,537
Debt obligations	(271,850)
Subscriptions received in advance	(78,949)
Other liabilities	(15,422)
Stockholder servicing fees payable the following month(1)	(192)
Net Asset Value	$930,530
Net Asset Value attributable to preferred stock	$129
Net Asset Value attributable to common stockholders	$930,401
Number of outstanding shares of common stock	77,253
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2021, we have accrued under GAAP approximately $16.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2021 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$83,048	$178,387	$41,070	$263,174	$364,722	$930,401
Number of outstanding shares	6,968	15,096	3,427	22,031	29,731	77,253
NAV per shares as of September 30, 2021	$11.92	$11.82	$11.98	$11.95	$12.27
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2021 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.02%	5.01%
Multifamily	6.37	4.70
Office	6.93	6.34
Healthcare	7.07	6.06
Single Family Housing	7.38	5.00
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Single Family Housing Investment Value
Discount Rate	0.25% decrease	+2.02%	+2.02%	+1.97%	+2.10%	+1.60%
(weighted average)	0.25% increase	(2.02)%	(1.97)%	(1.88)%	(2.21)%	(2.29)%
Exit Capitalization Rate	0.25% decrease	+3.59%	+3.79%	+2.68%	+2.78%	+2.43%
(weighted average)	0.25% increase	(3.30)%	(3.38)%	(2.33)%	(2.55)%	(3.68)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2021
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$736,581
Adjustments:
Organization and offering costs(1)	4,648
Accrued stockholder servicing fees(2)	16,089
Unrealized real estate appreciation(3)	120,575
Accumulated depreciation and amortization(4)	58,234
Straight-line rent receivable	(5,597)
Net Asset Value	$930,530
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$271,750	$—	$120,000	$75,000	$76,750
APCF unfunded commitment	30,145	30,145	—	—	—
Organization and offering costs	4,648	853	1,859	1,859	77
Interest expense(1)	21,112	3,921	7,842	7,842	1,507
Total	$327,655	$34,919	$129,701	$84,701	$78,334
(1)Represents interest expense for our fixed rate Mortgages Payable and Credit Facility with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on the Credit Facility for the three and nine months ended September 30, 2021 was 1.32% and 1.41%, respectively.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of September 30, 2021.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of September 30, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2021, the outstanding principal balance of our variable rate indebtedness was $195.0 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
For the three and nine months ended September 30, 2021, a 10% increase in the one-month U.S denominated LIBOR would have resulted in increased interest expense of approximately $4,000 and $12,000, respectively. The fair market value of the Credit Facility is sensitive to changes in LIBOR. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $0.4 million for each of the three and nine months ended September 30, 2021. A similar basis point decrease will increase our net income by $0.3 million and $0.7 million, respectively, for the three and nine months ended September 30, 2021.
COVID-19 Developments
As of September 30, 2021, the COVID-19 pandemic is ongoing. The 7-day averages of COVID-19 cases and deaths, 111,400 and 1,900, respectively, have increased due to the spread of the Delta variant. However, these numbers are small fractions of their January 2021 highs, 256,000 and 3,500. As of September 30, 2021, 214 million American adults have received at least one dose of the COVID-19 vaccine. Mitigation strategies have almost entirely been rolled back in most states, though some strategies remain in place to control the spread of the Delta variant. Economic stimulus policies are largely tapped out in the U.S., though the effects of income support provisions in the American Rescue Plan endure in the form of higher savings rates and increased household net worth.
While the global recovery is still running ahead of schedule, expectations for the United States, in particular, have caught up to reality. The pace of vaccinations has peaked in the United States, but it’s still ramping up impressively in the rest of the world, suggesting that economic momentum will shift from the United States to the rest of the world. As the world makes a relatively quick economic comeback from the pandemic and appears set for strong growth well into 2022, most investors have identified U.S. inflation as the next serious risk on the horizon. The high monthly U.S. inflation readings in recent months have validated their concerns. While the dual demand shocks of fiscal stimulus and post-pandemic reopening have created acute price pressures in many industries, inflation for most goods and services is up only modestly over the past year.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Offering Proceeds
On January 31, 2018, the Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of up to
$5 billion in shares of our common stock was declared effective under the Securities Act. On July 2, 2021, our follow-on public offering was declared effective under the Securities Act and our initial public offering automatically terminated. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.
As of September 30, 2021, we received gross proceeds of $825.6 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Offering proceeds:
Shares sold	6,967,786	15,095,660	3,426,523	22,031,050	29,730,608	77,251,627
Gross offering proceeds	$76,862	$165,184	$37,839	$245,724	$300,000	825,609
Selling commissions and other dealer manager fees	(1,871)	(1,627)	—	—	—	(3,498)
Accrued stockholder servicing fees	(3,847)	(9,016)	(3,225)	—	—	(16,088)
Net offering proceeds	$71,144	$154,541	$34,614	$245,724	$300,000	$806,023
We primarily used the net proceeds from the unregistered sales along with the initial public offering toward the acquisition of $731.6 million of real estate, investments in International Affiliated Funds of $48.3 million and $70.4 million in real estate-related securities. In addition to the net proceeds from the initial public offering, we financed our investments with $195.0 million of financing from the Credit Facility and $76.8 million from our mortgages payable. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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

During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2021	42,938	0.0716%	$11.29	42,938	—
August 2021	30,833	0.0464%	11.42	30,833	—
September 2021	48,170	0.0674%	11.65	48,170	—
	121,941	N/M	$11.46	121,941	—
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

10.1
Amended and Restated Credit Agreement dated September 30, 2021, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities (filed as Exhibit 10.1 on Form 8-K filed on October 6, 2021 and incorporated herein by reference).

REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein.
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
Date: November 12, 2021