Form 10-K
period 2021-12-31
Nuveen Global Cities REIT, Inc.
filed 2022-04-01
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
Common Stock, $0.01 par value per share

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
of the Exchange Act).    Yes  ☐    No
☒
The aggregate market value of the voting and
no
n-voting
common equity held by
non-affiliates
of the Registrant: No established market exists for the registrant’s common stock.
As of March
31
, 202

, there were 11,654,344 outstanding shares of Class T common stock, 30,576,669 outstanding shares of Class S common stock, 6,255,309 outstanding shares of
Class D common stock, 43,575,771 outstanding shares
of
Class I common stock and 29,730,608

outstanding shares of Class N common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.
Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP     Auditor Location: Charlotte, North Carolina, USA

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
RISK FACTOR SUMMARY
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in Part I. Item 1A. “Risk Factors.”
Risks Related to Our Organizational Structure

•
You will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest, such as the International Affiliated Funds (as defined below), which makes your investment more speculative.

•
We have incurred net losses under United States generally accepted accounting principles (“GAAP”) in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

•
There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

•
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

•
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

•
We are dependent on Nuveen Real Estate and its affiliates, including the Advisor, and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave Nuveen Real Estate or otherwise become unavailable to us.

•
The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

•	Purchases and repurchases of shares of our common stock are not made based on the current net asset value (“NAV”) per share of our common stock.

•	Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

•	The continuing coronavirus pandemic may adversely affect our investments and operations.

Risks Related to Investments in Real Estate

•	Our portfolio may be concentrated in a limited number of asset types, geographies or investments.

•	Our board of directors may change our investment and operational policies or our investment guidelines without stockholder consent.

•	We face significant competition in acquiring properties.

•
We may make a substantial amount of joint venture investments, including with Nuveen’s affiliates and Other Nuveen Real Estate Accounts (as defined below). Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

•	Our ability to redeem all or a portion of our investment in the International Affiliated Funds is subject to significant restrictions.

•
In our due diligence review of potential investments, we may rely on third-party consultants and advisors, as well as certain of our joint venture partners, and representations made by sellers of potential portfolio properties, and we or those we rely upon may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

•	We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

•
We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

•	We may be unable to renew leases as leases expire.
Risks Related to Investments in Real Estate-Related Assets

•	We invest in equity of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

•	Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

•
Our investments in debt back principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Risks Related to International Investments and Debt Financing

•	We are subject to additional risks from our international investments.

•	Investments in properties or other real estate-related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

•	We incur mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

•	If we draw on the Credit Facility (as defined below) or any future line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
Risks Related to our Relationship with the Advisor and the Dealer Manager

•
We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

•	The Advisor’s inability to retain the services of key real estate professionals could hurt our performance.

•
The fees we pay in connection with the Offering (as defined below) and the agreements entered into with Nuveen and its affiliates were not determined on an arm’s-length
basis and therefore may not be on the same terms we could achieve from a third party.

Risks Related to Conflicts of Interest

•	The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.

•
Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Risks Related to our REIT Status and Certain Other Tax Items

•	If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

•	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

•	Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

•	Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

•	Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

•	We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
ITEM 1. Business.
The words “we,” “us” and “our” refer to Nuveen Global Cities REIT, Inc., together with its consolidated subsidiaries, including Nuveen Global Cities REIT OP, LP (the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context requires otherwise.
“Other Nuveen Real Estate Accounts” means investment funds, real estate investment trusts (“REITs”), vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate (as defined below) or its affiliates, including the International Affiliated Funds (as defined below), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over- flow funds, co-investment
vehicles and other entities formed in connection with Nuveen Real Estate or its affiliates side-by-side
or additional general partner investments with respect thereto).
General Description of Business and Operations
Nuveen Global Cities REIT, Inc. (the “Company”) is a Maryland corporation formed on May 1, 2017. We invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time, a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (together with its affiliates, “Nuveen” or the “Sponsor”). Nuveen is the asset management arm and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We believe we have operated, and we intend to continue to operate, in a manner that has allowed us, and will allow us to continue, to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2018.

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
On January 31, 2018, we commenced our initial public offering of up to $5.0 billion in shares of common stock (the “IPO”) pursuant to a registration statement on Form
S-11
(File
No. 333-222231)
filed with the Securities and Exchange Commission (the “SEC”). On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-25277) for our follow-on public offering of up to $5 billion in shares of common stock (the “Follow-on Offering” and together with the IPO, the “Offerings”), which was declared effective on July 2, 2021, and on the same date, our IPO automatically terminated. We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. We continue to sell shares in our Follow-on Offering.
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300 million (less the $200,000 initial capitalization) in shares of our Class N common stock.
Investment Objectives
Our investment objectives are to:

•	provide regular, stable cash distributions;

•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;

•	preserve and protect stockholders’ invested capital;

•	realize appreciation from proactive investment management and asset management; and

•
seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily, retail, healthcare and alternative property types (e.g., self-storage, student and single-family housing, senior living, and other alternatives).

We cannot assure you that we will achieve our investment objectives.
Investment Strategy
Through its affiliation with Nuveen Real Estate, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Nuveen Real Estate is one of the world’s largest real estate investment managers, with approximately $151 billion in real estate assets under management across its equity and debt platform around the world as of December 31, 2021, including over $114 billion in real estate assets under management in the United States.
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
Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types including office, industrial, multifamily, retail, healthcare and alternative property types (e.g., self-storage, student and single family housing, senior living, and other alternatives). We are targeting up to 40% of our total assets less cash will be in commercial real estate located outside of the United States, including our interests in the International Affiliated Funds, along with the properties we acquire directly. We consider a property to be “stabilized” when it is leased to market occupancy, has minimal short-term tenant turnover and requires minimal capital improvements to maintain present operating standards.
We complement our real estate investments by investing to a lesser extent in “real estate-related assets,” which we define as including:

•
Real estate-related securities, such as common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”). These securities provide a source of liquidity for our share repurchase plan, cash management and other purposes; and

•
Debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities (“CMBS”). These investments help to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors.

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
Our commercial real estate debt strategy is designed to provide a secure source of income with an element of downside protection from potential declines in the value of real estate held by equity investors. We believe that our investments in commercial mortgages offer stable, income-focused returns with a low correlation to wider property and investment markets, as well as offering substantial downside and performance protection. Commercial mortgages typically offer attractive risk- adjusted returns, especially in the later stages of the property cycle, and complement our long-term strategy by acting as a diversifier within the portfolio.

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
Our investments in commercial real estate focus on a range of asset types including office, industrial, multifamily, retail, healthcare and other alternative property types (e.g., self-storage, student and single family housing, senior living and other alternatives). We expect that over time a majority of our real estate investments will be located in the United States and a substantial but lesser portion of our portfolio will be located in Canada, Europe and the Asia-Pacific region. We target that up to 40% of our total assets less cash will be in investments located outside of the United States, including the International Affiliated Funds, which are managed by affiliates of the Advisor. We believe that owning indirect interests in the properties owned by the International Affiliated Funds, together with the properties we acquire directly, will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term.
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
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitations on indebtedness for money borrowed in our charter described below, our target leverage ratio is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. Our leverage ratio calculation also factors in the leverage ratios of other funds in which we may invest, including the International Affiliated Funds and other properties we acquire directly. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, are not included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

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
Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
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
Environmental, Social and Governance
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior Real Estate professionals and our Advisor is an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC. Nuveen is the asset management arm and wholly owned subsidiary of TIAA. As such, many of the corporate responsibility initiatives undertaken by TIAA are relevant to and impact our business and the business decisions made on our behalf by employees of our Advisor. From its founding, TIAA has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance (“ESG”) factors into its investment decision-making process. TIAA also has a dedicated Global Real Estate ESG team that works closely with TIAA Real Estate asset management teams across the globe to build on existing ESG efforts relevant to each vehicle’s strategy and scale them across the firm’s global real estate portfolio. The Global Real Estate ESG team also works with the Real Estate team’s portfolio companies to ensure that the firm’s commitment to sustainability as well as diversity, equity, and inclusion are fully integrated across asset classes and geographies.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Nuveen and the Advisor. See Part I. Item 1A. “Risk Factors.”
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

ITEM 1A. Risk Factors.
An investment in shares of our common stock involves risks. You should specifically consider the following material risks in addition to the other information contained in this Annual Report on
Form 10-K.
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
Risks Related to Our Organizational Structure
We have held most of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest, such as the International Affiliated Funds, which makes your investment more speculative.
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future, except for investments that may be described in one or more supplements to the prospectus for our offering (the “Prospectus”). We will seek to invest substantially all of the net offering proceeds from our Offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related assets and the International Affiliated Funds. However, because you are unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. The Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. Further, we may not have the opportunity to evaluate or approve properties acquired or other investments made by entities in which we invest, such as the International Affiliated Funds. You will likewise have no opportunity to evaluate future transactions completed and properties acquired by the International Affiliated Funds. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the International Affiliated Funds. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the year ended December 31, 2021, we had net income attributable to our stockholders of approximately $19.1 million. As of December 31, 2021, we had an accumulated deficit of approximately $64.0 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $29.1 million during the year ended December 31, 2021. We may incur net losses and continue to have an accumulated deficit in the future.

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
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
Economic events affecting the U.S. or global economy could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict), terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. Recent examples of such events include the outbreak of
COVID-19.
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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2021, we funded our distributions approximately 70.2% from cash flows from operating activities and 29.8% from debt and financing proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
For purposes of calculating our monthly NAV, our properties are generally initially valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by the independent valuation advisor based on appraisals of each of our properties on a quarterly basis in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in debt backed principally by real estate are valued quarterly by our independent valuation advisor and our investments in other real estate-related assets are valued monthly at fair market value by the Advisor. The valuations of our real properties are based on asset and portfolio level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information is not independently verified by our independent valuation advisor. The valuations of our investments in debt backed principally by real estate may be based, in part, on information provided by the Advisor. In addition, our investments in real estate-related assets other than debt backed principally by real estate, while a component of NAV, are valued by the Advisor based on market quotations or at fair value, and are not reviewed by our independent valuation advisor or appraised. Our investments in the International Affiliated Funds are valued on a quarterly basis.
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
The appraisals of our properties are conducted on a rolling basis, such that properties may be appraised at different times but each property is appraised at least once per quarter. As such, when these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, nation or global economic changes, including as a result of the coronavirus pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We do retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Advisor’s determination of our monthly NAV per share, which is calculated by our fund administrator under the supervision of the Advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal, including as a result of economic fallout from the coronavirus pandemic. The Advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who submit their shares to us for repurchase, or stockholders who buy new shares, or existing stockholders.
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
In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Advisor’s advisory fee. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Advisor’s advisory fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Nuveen’s policies and procedures, making adjustments to prior NAV calculations.
The continuing coronavirus pandemic may adversely affect our investments and operations.
The global impact of the outbreak of COVID-19 has been widespread and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains and have adversely impacted many industries. Although vaccines are widely available, vaccine rates vary, vaccines may lose effectiveness without boosters, and vaccines may be less effective against new strains of COVID-19. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. As a result, the pandemic could have a continued adverse impact on economic and market conditions.
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
The extent to which the coronavirus may further impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, new strains of COVID-19, and the availability of effective therapies or vaccines, among others. COVID-19 and the resulting current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
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
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors’ resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

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

•	providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to the additional limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), our charter provides that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor our or the Advisor’s affiliates, for any liability or loss suffered by them or hold our directors, the Advisor and any of our Advisor’s affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent
directors, the Advisor or any of our or the Advisor’s affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we, the Operating Partnership or the subsidiaries of the Operating Partnership will be able to successfully avoid operating as an investment company.
Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” exclude (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment
company businesses of our subsidiaries. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act and, thus, we do not expect to own a significant amount of investment securities and intend that less than 40% of our total assets (exclusive of U.S. government securities and cash items) will consist of “investment securities.”
Through our subsidiaries, we plan to acquire, invest in and manage instruments that could be deemed to be securities for purposes of the Investment Company Act. Accordingly, it is possible that more than 40% of the assets of our subsidiaries will be investments that will be deemed to be investment securities for Investment Company Act purposes. However, in such a circumstance, in reliance on Section 3(c)(5)(C) of the 1940 Act, we do not intend to register any of our subsidiaries as an investment company under the Investment Company Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying
or
non-real
estate-related assets). As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.
We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exemption from registration. Existing SEC no-action
positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action
positions were issued more than ten years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate
our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
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
We rely heavily on TIAA’s, Nuveen Real Estate’s and Nuveen’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cyber security incidents. Breaches of Nuveen Real Estate’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although Nuveen Real Estate takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. The failure of Nuveen Real Estate’s or Nuveen’s systems or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate’s, Nuveen’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our stockholders and the intellectual property and trade secrets of Nuveen Real Estate and Nuveen. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.
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
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Nuveen Real Estate and Nuveen, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattack and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen Real Estate and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen Real Estate and Nuveen because Nuveen Real Estate and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen Real Estate and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen Real Estate’s and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen Real Estate and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyber-attack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stakeholders (and their beneficial owners) and material nonpublic information. Although Nuveen Real Estate and Nuveen have implemented, and their affiliates and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Nuveen Real Estate and Nuveen do not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Nuveen Real Estate and Nuveen, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate’s and Nuveen’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Nuveen Real Estate and Nuveen. We, Nuveen Real Estate, or Nuveen could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Nuveen Real Estate and Nuveen operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Nuveen Real Estate and Nuveen operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Nuveen Real Estate and Nuveen, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Nuveen Real Estate’s and Nuveen’s computer systems and networks, or otherwise cause interruptions or malfunctions in their employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Nuveen Real Estate’s and Nuveen’s businesses, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Nuveen Real Estate and Nuveen fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Nuveen Real Estate and Nuveen fund investors and clients to lose confidence in the effectiveness of our or Nuveen Real Estate’s and Nuveen’s security measures.
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as
COVID-19)
may adversely affect our ability to conduct business. Such adverse effects may include the inability of the Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to Nuveen Real Estate’s business operations can cause operational issues.
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
Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;

•	adverse economic conditions as a result of an epidemic, pandemic or other health-related issue in one or more markets where we own property;

•	vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	increases in interest rates and lack of availability of financing; and

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
Additionally, events such as war (including the conflict between Russia and Ukraine), terrorism, natural and environmental disasters and the spread of infectious illnesses or other public health emergencies may adversely affect the global economy and the markets in which we and the International Affiliated Funds invest. A recent example of such an event includes the
COVID-19
pandemic. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.
The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.
Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas (“GHG”), emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency (“EPA”), has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease
our properties.
Keeping our Net Zero Carbon target could result in increased operating costs
Transitioning to a low-carbon economy may entail extensive policy, legal, regulatory, technology and market changes as public and private organizations and institutions attempt to mitigate and adapt to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to organizations and, by definition, also to their investors and portfolio assets (such as those we hold). While transition risk is relevant across sectors, it is likely to be especially severe for carbon-intensive industries. We will attempt to develop a specific pathway to achieve net zero carbon impact across our portfolio properties (“Net Zero Carbon”) in order to mitigate financial risk associated with the transition to a low-carbon economy as part of what TIAA believes is its fiduciary responsibility to mitigate risk in the Account’s portfolio and enhance the financial performance for our real estate investments. Given the long-term nature of commercial real estate investments, TIAA will target to protect and enhance the value of our commercial real estate investments by achieving Net Zero Carbon prior to the time period where a commercial real estate investment may become obsolete or illiquid if it cannot reasonably reduce emissions to meet required standards. TIAA will continue to ensure that all portfolio investment decisions for us with regard to Net Zero Carbon are based on expected financial performance, taking into account potential risks to asset value or liquidity, and opportunities to improve performance through improvements to commercial real estate properties held by us that reduce energy use and carbon emissions and thus decrease long-term costs for the Account.

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

•	is also dependent upon Nuveen Real Estate and its key employees for its success;

•	also operates in a competitive business with competitors who have significant financial resources and operational flexibility;

•	may not have funding or capital resources for future tenant improvements;

•	depends on its tenants for its revenue and relies on certain significant tenants;

•	is subject to risks associated with terrorism, uninsured losses and high insurance costs;

•	will be affected by general economic and regulatory factors it cannot control or predict;

•	will make illiquid investments and be subject to general economic and regulatory factors, including environmental laws, which it cannot control or predict; and

•	will be subject to property taxes and operating expenses that may increase.
To the extent the operations and ability of the International Affiliated Funds, or any other entity through which we indirectly invest in real estate, to make distributions or redeem interests in the funds is adversely affected by any of these risks, our operations and ability to pay distributions to you will be adversely affected. The International Affiliated Funds may make investments in countries or regions where neither we, the Advisor and its affiliates, nor the International Affiliated Funds, have previously invested, which may expose the International Affiliated Funds to additional risk with regard to that jurisdiction’s applicable laws, which may adversely impact our investments in the International Affiliated Fund
s.

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

•	tax, 1940 Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;

•	the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;

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

•
our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time; and

•
we may rely on our joint venture partners and their personnel for certain matters, including property management and ongoing due diligence with respect to properties to which a joint venture relates, and our success with respect to such properties, to a significant extent, may depend upon the continued services of such joint venture partner.

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
Before making investments, due diligence is typically conducted in a manner that the Advisor deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks, joint venture partners, and other third parties, including affiliates of the Advisor or Nuveen, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. Where affiliates of Nuveen are utilized, the Advisor’s advisory fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Advisor relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Further, any recourse we may have against a seller for a breach of representations and warranties may be capped and subject to time limitations and may not be adequate to cover losses that we may incur. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in our prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
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
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers. In addition, where appropriate, we seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined
rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
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
Many factors affect the single-family housing rental market, and we may be negatively affected by its assumptions surrounding and general conditions of the single-family housing rental market.
Any potential returns on our investments related to the single-family housing rental market will depend upon many factors including, but not limited to:

•	the availability of properties or other investments that meet our investment criteria and our ability to acquire such properties at favorable prices;

•	real estate appreciation or depreciation in our target markets;

•	the condition of our properties;

•	our ability to contain renovation, maintenance, marketing and other operating costs for our properties;

•	our ability to maintain high occupancy rates and target rent levels;

•
general economic conditions in our target markets, such as changes in employment and household earnings and expenses; the effects of rent controls, stabilization laws and other laws or regulations regarding rental rates and tenant rights; and

•	changes in, and changes in enforcement of, laws, regulations and government policies including health, safety, environmental, property, zoning and tax laws.
We will have no control over many of these factors, which could adversely affect our operations. Our success will also depend, in part, on our assumptions about our target properties, target lessees, renovation, maintenance and other operating costs, and rental rates and occupancy levels and, if our assumptions prove to be inaccurate, this may adversely affect our operations and results.
A number of our residential properties are part of homeowner’s associations (“HOAs”), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which are subject to change and may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
A number of our residential properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. Furthermore, in certain jurisdictions, HOAs may have a statutory right of first refusal to purchase certain types of properties we may desire to sell. Moreover, in certain jurisdictions (such as in Florida), HOAs may be entitled to dispute rent increases, which may result in arbitration. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure, failure to obtain licensure or other industry developments could result in the inability of the tenants of our healthcare properties to pay rent.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or the tenants’ failure to comply with these laws and regulations could negatively affect the ability of these tenants to make lease payments to us.
Many of our healthcare properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. We cannot predict the impact of state CON laws or similar laws on the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our healthcare properties. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make lease payments to us.

The healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by governmental authorities. These factors may adversely affect the economic performance of some or all of our healthcare tenants and, in turn, our performance.
Our healthcare properties and tenants may be unable to compete successfully due to increased competition and disruptions.
The healthcare properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our healthcare properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and explosion of non-traditional
healthcare providers competing with traditional providers in the healthcare market, including companies like Amazon, Apple, Google, Microsoft, CVS Health, as well as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our healthcare tenants’ failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their list of hospitals or physicians to which they refer patients. This could adversely affect our healthcare tenants’ ability to make rental payments, which could adversely affect our performance.
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

Rising interest rates could impact the value of our investments.
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

•
different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including compliance with the United States Foreign Corrupt Practices Act;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions or exchange rate fluctuations;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest, pandemics and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions; and

•	the potential difficulty of enforcing obligations in other countries.
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
We pay interest under our credit facilities and certain mortgage indebtedness, and receive interest payments on certain of our real estate-related securities investments and loans secured by real estate, based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K. (the “FCA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration Limited (IBA), which is supervised by the FCA, announced that it will cease publication of the 3-month USD LIBOR rate after June 30, 2023. There is no assurance that LIBOR will continue to be published until any particular date, and it appears highly likely that the 3-month USD LIBOR rate will be discontinued or modified after June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. Our debt includes floating-rate loans and repurchase agreements for which the interest rates are tied to LIBOR and real estate-related securities investments with interest payments based on LIBOR. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR setting. Such amendments could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

While the Advisor seeks to manage potential conflicts of interest in a fair and reasonable manner as required pursuant to our charter and the Advisory Agreement, the portfolio strategies employed by the Advisor, Nuveen Real Estate or their affiliates in managing the Other Nuveen Real Estate Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, Nuveen Real Estate or their affiliates may also give advice to the Other Nuveen Real Estate Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.
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
Certain of the principals and employees of the Advisor and the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Advisor may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.
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

•	we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate
U.S. taxpayers for taxable years beginning on or after January 1, 2018 through 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.
We cannot assure stockholders that further changes to the tax laws will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We hold certain limited partner or
non-managing
member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing,
non-controlling
interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying
income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any
non-U.S.
TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our taxable income will include our allocable share of any partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed taxable income each year including undistributed net capital gain. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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

We seek to act in the best interests of our company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential
non-U.S.
holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
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
In that event, our stockholders would be treated as if they earned that income and paid the tax we paid on the amount of undistributed capital gain that we designate. However, stockholders that are tax-exempt,
such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
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
We have invested in a mezzanine loan, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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
Under IRS Revenue Procedure
2017-45,
as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% (modified pursuant to IRS Revenue Procedure 2021-53 to 10% for distributions declared on or after November 1, 2021 and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of
non-U.S.
stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such
non-U.S.
stockholder would otherwise receive.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.
Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.
Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
We are parties to loan agreements with LIBOR-based interest rates and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification
instrument for the modified instrument. Recently finalized Treasury Regulations, which will be effective March 7, 2022, will treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations also will permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure
2020-44,
which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Offering of Common Stock
The Follow-on Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2022, there were 92,062,293 stockholders of record of our common stock, including 11,654,344 holders of Class T shares, 30,576,669 holders of Class S shares, 6,255,309 holders of Class D shares, and 43,575,771 holders of Class I shares. Our Class N shares are not offered or sold in the Follow-on Offering.
The following table presents the upfront selling commissions and dealer manager fees payable at the time of subscription along with the stockholder servicing fee per annum based on the aggregate outstanding NAV of each class of shares:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85% (1)	0.85%	0.25%	—

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
The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Follow-on Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or re allowed (paid) to, participating broker-dealers. Through December 31, 2021, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees and stockholder servicing fees.
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
Either party may terminate the Dealer Manager Agreement upon 60 days written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Dealer Manager Agreement. No termination fees are payable in connection with the termination of the Dealer Manager Agreement. Our obligations under the Dealer Manager Agreement to pay the stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares).
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
The following table presents our monthly NAV per share for each of the five classes of shares since the commencement of the IPO through December 31, 2021:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
January 31, 2018	—	—	—	—	10.08
February 28, 2018	—	—	—	—	10.07
March 31, 2018	—	—	—	—	10.12
April 30, 2018	—	—	—	—	10.14
May 31, 2018	—	—	—	10.16	10.19
June 30, 2018	—	—	10.24	10.26	10.29
July 31, 2018	—	—	10.25	10.25	10.31

August 31, 2018	—	—	10.29	10.29	10.35
September 30, 2018	—	—	10.27	10.27	10.34
October 31, 2018	—	—	10.25	10.25	10.32
November 30, 2018	—	—	10.29	10.30	10.36
December 31, 2018	—	—	10.28	10.29	10.35
January 31, 2019	10.41	—	10.40	10.41	10.47
February 28, 2019	10.33	—	10.44	10.45	10.51
March 31, 2019	10.42	—	10.50	10.52	10.59
April 30, 2019	10.39	—	10.49	10.49	10.59
May 31, 2019	10.51	—	10.60	10.60	10.70
June 30, 2019	10.51	—	10.61	10.59	10.72
July 31, 2019	10.50	—	10.60	10.58	10.71
August 31, 2019	10.60	—	10.69	10.68	10.80
September 30, 2019	10.58	—	10.65	10.67	10.83
October 31, 2019	10.62	—	10.70	10.71	10.88
November 30, 2019	10.64	—	10.73	10.74	10.90
December 31, 2019	10.70	10.69	10.79	10.81	10.97
January 31, 2020	10.70	10.66	10.79	10.81	10.98
February 29, 2020	10.64	10.61	10.73	10.75	10.92
March 31, 2020	10.53	10.51	10.62	10.64	10.80
April 30, 2020	10.31	10.29	10.40	10.42	10.57
May 31, 2020	10.28	10.27	10.35	10.38	10.53
June 30, 2020	10.30	10.29	10.37	10.41	10.55
July 31, 2020	10.36	10.34	10.44	10.47	10.60
August 31, 2020	10.37	10.36	10.45	10.48	10.62
September 30, 2020	10.35	10.34	10.43	10.46	10.60
October 31, 2020	10.35	10.33	10.43	10.46	10.60
November 30, 2020	10.44	10.42	10.52	10.55	10.69
December 31, 2020	10.53	10.50	10.61	10.63	10.78
January 31, 2021	10.64	10.61	10.72	10.74	10.89
February 29, 2021	10.71	10.68	10.80	10.82	10.97
March 31, 2021	10.79	10.74	10.87	10.89	11.06
April 30, 2021	10.94	10.89	11.02	11.03	11.22
May 31, 2021	11.07	11.01	11.15	11.15	11.37
June 30, 2021	11.22	11.15	11.30	11.30	11.53
July 31, 2021	11.41	11.33	11.49	11.46	11.73
August 31, 2021	11.61	11.52	11.68	11.65	11.94
September 30, 2021	11.92	11.81	11.99	11.95	12.27
October 31, 2021	12.14	12.01	12.19	12.16	12.51
November 30, 2021	12.21	12.07	12.25	12.22	12.60
December 31, 2021	12.57	12.44	12.63	12.59	12.97

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our Net Asset Value (“NAV”) is a meaningful supplemental non-GAAP
operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2021 ($ and shares in thousands):

Components of NAV	December 31, 2021
Investments in real property	$1,163,810
Investments in international affiliated funds	131,046
Investments in real estate-related securities (1)	108,173
Investment in commercial mortgage loan	140,512

Cash and cash equivalents	36,017
Restricted cash	101,082
Other assets	8,003
Debt obligations	(314,700)
Subscriptions received in advance	(100,878)
Other liabilities	(19,981)
Accrued stockholder servicing fees (2)	(545)

Net Asset Value	$1,252,539
Net Asset Value attributable to Series A preferred stock	126

Net Asset Value attributable to common stockholders	$1,252,413

Number of outstanding shares	98,850

(1)	Includes investments in real estate debt of $14,183.
(2)
Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2021, we have accrued under GAAP approximately $24.5 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share of common stock by share class as of December 31, 2021 ($ and shares in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value	$115,702	$296,177	$58,691	$396,114	$385,729	$1,252,413
Number of outstanding shares	9,201	23,809	4,648	31,461	29,731	98,850

NAV per share as of December 31, 2021	$12.57	$12.44	$12.63	$12.59	$12.97
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2021 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	5.87%	4.87%
Multifamily	6.49	4.63
Office	6.87	6.27
Healthcare	7.27	6.13
Single-Family Housing	7.40	4.94

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Single-Family Housing Investment Values
Discount Rate	0.25% decrease	+2.04%	+2.03%	+1.87%	+2.15%	+1.99%
(weighted average)	0.25% increase	(1.97)%	(1.91)%	(2.04)%	(1.97)%	(1.88)%
Exit Capitalization Rate	0.25% decrease	+3.89%	+3.94%	+2.64%	+2.88%	+3.46%
(weighted average)	0.25% increase	(3.48)%	(3.44)%	(2.55)%	(2.53)%	(3.03)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2021
Stockholders’ equity under US GAAP	$979,991
Redeemable non-controlling interest	258

Total partners’ capital of Nuveen OP	980,249
Adjustments:
Organization and offering costs (1)	4,648
Accrued stockholder servicing fees (2)	25,046
Unrealized net real estate appreciation (3)	179,568
Unrealized mortgage payable appreciation
Accumulated depreciation and amortization (4)	69,479
Straight-line rent receivable	(6,451)

Net Asset Value	$1,252,539

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
Distribution Policy
We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if the shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our stockholders, our board of directors approves a monthly distribution for a certain dollar amount for each class of our common stock. We then calculate each stockholder’s specific distribution amount for the monthly using applicable record and declaration dates, and the distributions begin to accrue on the date we admit our stockholders.
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
We have paid distributions consecutively each month since such time. Each class of our common stock received the same gross distribution per share, which was $0.7447 per share for the year ended December 31, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipient.
The following table details the net distribution paid for each of our share classes for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.7447	$0.7447	$0.7447	$0.7447	$0.7447
Advisory fee per share of common stock	(0.1321)	(0.1311)	(0.1130)	(0.1328)	(0.0708)
Stockholder servicing fee per share of common stock	(0.0978)	(0.0971)	(0.0289)	—	—

Net distribution per share of common stock	$0.5148	$0.5165	$0.6028	$0.6119	$0.6739

For the year ended December 31, 2021, we declared and paid distributions in the amount of $37.4 million. The following table outlines the tax character of our distributions paid in 2021 as a percentage of total distributions. The December 2021 distribution was declared and paid in January 2022, and is excluded from the analysis below as it will be a 2022 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2021 Tax Year	—%	—%	100.00%
The following table summarizes our distributions declared and paid during the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$29,683	79.43%	$24,147	92.25%	$13,019	98.92%
Reinvested in shares	7,687	20.57%	2,029	7.75%	142	1.08%

Total distributions	$37,370	100.00%	$26,176	100.00%	$13,161	100.00%

Sources of distributions
Cash flows from operating activities	$20,832	55.75%	$16,545	68.52%	$12,076	92.76%
Debt and financing proceeds	16,538	44.25%	7,602	31.48%	943	7.24%

Total sources of distributions	$37,370	100.00%	$24,147	100.00%	$13,019	100.00%

Cash flows from operating activities	$20,832		$16,545		$12,076
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby holders of Class T shares, Class S shares, Class D shares and Class I shares (other than residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of our common stock (of that same class) unless they elect to receive their distributions in cash. The holder of Class N shares is not eligible to participate in the distribution reinvestment plan and will receive its distributions in cash. Residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, Ohio, Oregon and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will also receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan are automatically reinvested in our shares on behalf of the participants on the first business day of the subsequent month.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the year ended December 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (2)
February 2021	2,336	0.0020%	$10.71	2,336
March 2021	14,817	0.0127%	10.76	14,817
April 2021	46,253	0.0402%	10.88	46,253
May 2021	30,349	0.0266%	10.96	30,349
June 2021	2,795	0.0025%	11.09	2,795
July 2021	42,938	0.0387%	11.28	42,938
August 2021	30,833	0.0281%	11.41	30,833
September 2021	48,170	0.0448%	11.64	48,170
October 2021	2,010	0.0019%	11.94	2,010
November 2021	24,360	0.0234%	12.00	24,360
December 2021	27,131	0.0264%	12.20	27,131

	271,992	N/M	$11.35	271,992	—

(1)
Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

(2)	All repurchase requests under our share repurchase plan were satisfied.

ITEM 6. Reserved.
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
Public Offerings
On January 31, 2018, we commenced our IPO of up to $5.0 billion in shares of common stock pursuant to a registration statement on Form S-11 (File No. 333-222231) filed with the SEC. On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-25277) for our Follow-on Offering of up to $5.0 billion in shares of common stock, which was declared effective on July 2, 2021, and on the same date, our IPO automatically terminated. We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. We continue to sell shares in our Follow-on Offering.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million (less the $200,000 initial capitalization) in shares of our Class N common stock.
2021 Highlights
Operating results:

•
Raised $638.1 million of net proceeds in the Offerings during the year ended December 31, 2021. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.41%	5.15%	4.58%	4.62%
Year-to-Date Total Return, without upfront selling commissions	27.48%	27.12%	26.58%	26.82%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	N/A	22.21%	22.45%
Inception-to-Date Total Return, without upfront selling commissions	11.90%	11.80%	12.62%	14.12%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	N/A	11.31%	12.21%

Investments:

•
Acquired 274 real estate properties, including three multifamily, two industrial, one office, 11 healthcare and 257 single family rentals, with a total purchase price of $500.2 million, inclusive of closing costs, resulting in a diversified portfolio of income producing real estate properties concentrated in high growth markets in the United States.

•	Originated two commercial mortgage loans totaling $140.5 million to finance the acquisitions of an office and multifamily property.

•	Funded an additional $50.9 million and $30.1 million towards our ECF and APCF investments, respectively, with both commitments now fully funded as of December 31, 2021.

•	Made additional investments in real estate-related securities with 90 holdings and a total fair market value of $94 million as of December 31, 2021.
Financings:

•
On September 30, 2021, the Company amended its Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million.

•	Used net borrowings of $108.7 million towards the financing of our real estate acquisitions.
Investment Objectives
Our investment objectives are to:

•	provide regular, stable cash distributions;

•	target institutional quality, stabilized commercial real estate to achieve an attractive distribution yield;

•	preserve and protect stockholders’ invested capital;

•	realize appreciation from proactive investment management and asset management; and

•
seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily, retail, healthcare, and alternative property types (e.g., self-storage, student and single family housing, senior living, and other alternatives).

We cannot assure you that we will achieve our investment objectives.

Portfolio
The following map shows the location of our investments within our global portfolio, including our directly-held real estate and properties owned by the International Affiliated Funds, as of December 31, 2021:

The following chart outlines the allocation of our investments based on fair value as of December 31, 2021:

The following charts further describe the diversification of our investments in real properties based on fair value as of December 31, 2021:

Investments in Real Estate
The following table sets forth our properties as of December 31, 2021:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Ft (in thousands) / # of units	Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266 units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246 units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296 units	92%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185 units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301 units	90%

Total Multifamily	5				1,294 units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265 sq ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486 sq ft	92%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197 sq ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252 sq ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300 sq ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147 sq ft	100%
10850 Train Ct	1	Houston, TX	Dec, 2021	100%	113 sq ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88 sq ft	100%

Total Industrial	11				1,848 sq ft	98%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199 sq ft	100%

Total Retail	1				199 sq ft	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91 sq ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149 sq ft	99%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85 sq ft	97%

Total Office	3				325 sq ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205 sq ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43 sq ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40 sq ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31 sq ft	100%
Pacific Court	1	San Diego, CA	May, 2021	100%	92 sq ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41 sq ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142 sq ft	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194 sq ft	51%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69 sq ft	100%

Total Healthcare	14				857 sq ft	87%
Single Family Housing:
Single Family Residences	257	Various	Various	100%	526 sq ft	24%

Total Single Family Housing	257				526 sq ft	24%

Total Investment Properties	291

(1)	Acquisition price is inclusive of acquisition-related adjustments.

Lease Expirations
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of December 31, 2021 ($ and square feet data in thousands). The table below excludes our multifamily and single-family residential properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sum of Lease NRA (SqFt)	% of Total Square Feet Expiring
2022	21	$2,318	6%	315	10%
2023	9	729	2%	77	3%
2024	18	2,231	6%	231	8%
2025	23	11,084	31%	1,060	35%
2026	17	1,833	5%	219	7%
2027	23	5,258	15%	424	14%
2028	7	3,518	10%	181	6%
2029	4	318	1%	15	0%
2030	7	3,067	9%	161	5%
2031	—	—	0%	—	0%
Thereafter	13	5,465	15%	370	12%

Total	142	$35,821	100%	3,053	100%

(1)	The annualized December 31, 2021 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
As part of our investment strategy we invest in real estate-related securities including shares of common stock of publicly-traded real estate investment trusts. As of December 31, 2021, we had 90 holdings and have invested $72.7 million in securities that are valued at $94.0 million on the balance sheet.
Investments in Real Estate Debt
As part of our investment strategy we invest in commercial mortgage-backed securities (“CMBS”) to the extent permitted by the REIT rules. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or pool of commercial mortgage loans. CMBS are generally pass-through and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of these securities are back by a single loan (77%), and all securities are rated Investment Grade (BBB- or higher). The greatest concentration by property sector is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (78%) that had a purchase yield of 2.84% which is expected to increase as the base index rates (LIBOR and SOFR) increase. As of December 31, 2021, we have invested $14.2 million in CMBS that are valued at $14.2 million on the balance sheet.
Investments in International Affiliated Funds
European Cities Fund SCSp (“ECF”)
ECF was formed in March 2016 as an
open-end,
Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.3 billion (€1.2 billion) and has called $1.3 billion (€1.2 billion) of these commitments. ECF has 13 assets with a gross asset value of $2.1 billion (€1.9 billion) and has a loan to value ratio of 35.2%. The ECF portfolio is well diversified and as of December 31, 2021 had a balanced country exposure with 21% in UK, 20% in Netherlands, 12% in Finland, 12% in Spain, 12% in Germany, 11% in Italy, 5% in Denmark, 4% in France, and 3% in Austria resulting in an annualized since inception gross income return of 4.1% and a gross total return of 6.0%.
On December 22, 2017, we entered into a subscription agreement to invest approximately $28.4 million (€25.0 million) into ECF. Subsequently on December 3, 2021 the Company increased its commitment by $51.0 million (€45.0 million). As of December 31, 2021, we have fully satisfied both commitments.

The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of December 31, 2021, ($ in thousands):

Investment in ECF
Balance as of December 31, 2020	$29,803
Contributions	50,971
Income distributions	(795)
Income from equity investment in unconsolidated international affiliated fund	1,525
Foreign currency translation adjustment	(2,407)

Balance as of December 31, 2021	$79,097

Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2021, 2020 and 2019, was $1.5 million, $(0.2) million and $0.5 million respectively.
Asia Pacific Cities Fund (“APCF”)
APCF was launched in November 2018 as an
open-end,
U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $990.0 million and has called $696.5 million of these commitments. APCF has 14 assets with a gross asset value of $1.3 billion and has a loan to value ratio of 40.7%. As of December 31, 2021, APCF had 39% exposure in Singapore, 11% in Australia, 29% in Japan and 21% in South Korea resulting in an annualized since inception total return of 6.9%.
On November 9, 2018 we entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021 the Company increased its commitment by $20.0 million each, bringing its total commitment to $50.0 million.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of December 31, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Contributions	30,145
Income distributions	(314)
Income from equity investment in unconsolidated international affiliated fund	912

Balance as of December 31, 2021	$51,948

Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2021, 2020 and 2019 was $0.9 million, $2.0 million and ($0.3) million, respectively.
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
On November 9, 2021 we originated a floating rate senior mortgage and mezzanine loan to finance the acquisition of a four building life science/office campus in Farmington, Massachusetts, amounting to $62.3 million and have committed to fund an additional $30.4 million for future renovations of the property. The advance rate was 65% LTV with an in-place debt yield of 8.47%. On November 16, 2021 we originated a second floating rate senior mortgage and mezzanine loan in the amount of $76.9 million to finance the acquisition of a multi-family property in Seattle, Washington, with additional commitments to fund $11.1 million for future renovations. The advance rate was 74% LTV with an in-place debt yield of 5.14%. The secondary market execution for both of these loan facilities will be to sell the senior mortgage position and increase the mezzanine yield.
In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the existing commercial mortgage loans are stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans will be valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value will be based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
For the years ended December 31, 2021, 2020 and 2019, we did not have any realized or unrealized gains or losses on our commercial mortgage loans.

Results of Operations
The information below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Annual Report.
The following table sets forth the results of our operations for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31,
	2021	2020	2021 vs 2020
Revenues
Rental revenue	$56,607	$38,357	$18,250
Income from commercial mortgage loan	1,913	890	1,023

Total revenues	58,520	39,247	19,273
Expenses
Rental property operating	18,163	11,923	6,240
General and administrative	3,796	3,538	258
Advisory fee due to affiliate	8,781	3,326	5,455
Depreciation and amortization	29,088	17,478	11,610

Total expenses	59,828	36,265	23,563
Other income (expense)
Realized and unrealized income (loss) from real estate-related securities	22,471	(485)	22,956
Unrealized income from real estate debt	3	—	3
Income from equity investment in unconsolidated international affiliated funds	2,435	1,851	584
Interest income	207	155	52
Interest expense	(4,705)	(3,778)	(927)

Total other income (expense)	20,411	(2,257)	22,668

Net income	19,103	725	18,378
Net income attributable to non-controlling interest in third party joint venture	5	—	5
Net income attributable to Series A preferred stockholders	19	18	1

Net income attributable to common stockholders	$19,079	$707	$18,372

Rental Revenue, Income from Commercial Mortgage Loan, Rental Property Operating Expenses, Depreciation and Amortization
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our revenues and operating expenses for the years ended December 31, 2021 and 2020 are not comparable. However, certain properties in our portfolio were owned for the full years ended December 31, 2021 and 2020 and are further discussed below in
“Same Property Results of Operations.
”

General and Administrative Expenses
During the year ended December 31, 2021, general and administrative expenses increased slightly by $0.2 million compared to the year ended December 31, 2020, primarily due to an increase in legal and printing fees.
Advisory Fee Due to Affiliate
During the year ended December 31, 2021, the advisory fee due to affiliate increased $5.5 million compared to the year ended December 31, 2020, primarily due to the growth of our NAV.
Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income (loss) from real estate-related securities increased $23.0 million for the year ended December 31, 2021 compared to 2020. The increase is due to the favorable market conditions.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the year ended December 31, 2021, income from our investments in the International Affiliated Funds increased $0.6 million compared to the year ended December 31, 2020. The increase was primarily due to valuation gains on properties within our investments in ECF and APCF driven by improved market conditions surrounding COVID-19.
Interest Expense
During the year ended December 31, 2021, interest expense increased $0.9 million compared to the year ended December 31, 2020. The increase was primarily due to additional borrowings on our Credit Facility and Mortgage Payables during the current year, partially offset by decreasing interest rates resulting from market instability associated with the COVID-19 pandemic.
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
For the years ended December 31, 2021 and 2020, our same property portfolio consisted of four industrial, two multifamily, two office, one retail and one healthcare property.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP
disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property
related revenue and expense items such as (a) general and administrative expenses, (b) advisory fee, (c) interest income, (d) income from real estate-related securities (e) income from equity investment in unconsolidated international affiliated funds, (f) income from commercial mortgage loan, and (g) income from unconsolidaated joint ventures.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31,
	2021	2020
Net income attributable to common stockholders	$19,079	$707
Adjustments to reconcile to same property NOI
General and administrative	3,796	3,538
Advisory fee due to affiliate	8,781	3,326
Depreciation and amortization	29,088	17,478
(Income) loss from real-estate related securities	(22,471)	485
Income from real estate debt	(3)	—
Income from commercial mortgage loans	(1,913)	(890)
Income from equity investment in unconsolidated international affiliated funds	(2,435)	(1,851)
Interest income	(207)	(155)
Interest expense	4,705	3,778
Series A Preferred Stock	19	18
Income attributable to non-controlling interest in third party joint venture	5	—

NOI	$38,444	$26,434
Non-same property NOI	11,812	613

Same property NOI	$26,632	$25,821

The following table details the components of same property NOI for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		2021 vs 2020
	2021	2020	$	%
Same property revenues
Multifamily	$10,225	$9,355	$870	9%
Industrial	9,749	9,882	(133)	-1%
Office	8,031	7,209	822	11%
Retail	7,213	6,783	430	6%
Healthcare	4,359	4,371	(12)	0%

Total revenues	39,577	37,600	1,977	5%
Same property operating expenses
Multifamily	4,735	4,520	215	5%
Industrial	3,474	2,854	620	22%
Office	2,163	2,040	123	6%
Retail	1,479	1,355	124	9%
Healthcare	1,094	1,010	84	8%

Total expenses	12,945	11,779	1,166	10%

Same property NOI	$26,632	$25,821	$811	3%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs.
Same property rental revenues increased $2.0 million for the year ended December 31, 2021 compared to 2020. The increase was primarily related to increases in occupancy at our same store multi-family and office properties, increased market rents and settlement proceeds received in 2021 from a retail property tenant that vacated in the prior year.

Same Property—Operating Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. Property operating expenses increased $1.2 million across the same property portfolio during the year ended December 31, 2021 compared to the corresponding period in 2020. The increase in rental property operating expenses was primarily due to higher real estate taxes owed on our properties based on property reassessments during the current year.
Non-same
Property NOI
Due to ongoing fundraising and continued deployment of the net proceeds into new property acquisitions, non-same
property NOI is not comparable period over period. We expect the non-same
property NOI variance period over period to continue as we raise additional proceeds from selling shares of our common stock and invest in new property acquisitions.
Factors Impacting Operating Results
Results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities and the International Affiliated Funds. The strong U.S. economic recovery is benefiting real estate prices overall. COVID-19 vaccines have been widely administered, and pandemic-related restrictions have largely been removed, though some remain in place to control the spread of the Omicron variant of COVID-19. The U.S. real estate recovery is generally tracking with the broader economic recovery; however, we expect certain regions, cities, and property types to continue to outperform and others to underperform. U.S. commercial real estate should benefit even during a rising interest rate environment, as real-estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
Rental Revenues
We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including: our ability to enter into leases with increasing or market value rents for the properties that we acquire; and rent collection, which primarily relates to each tenant’s financial condition and ability to make rent payments to us on time.
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
Operating Expenses
Operating expenses include general and administrative expenses, including legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases associated with our industrial, retail, office and healthcare properties, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance
.

Our
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
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations and use of proceeds from the Credit Facility, and cash needs for asset acquisitions are funded by public offerings of our common stock and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our target leverage ratio is approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our leverage ratio calculation also factors in the leverage ratios of other funds in which we may invest, including the International Affiliated Funds and other properties that we acquire. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket
expenses in connection with our operations and we did not have any cost to reimburse for year ended December 31, 2021. The Advisor advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the IPO. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of December 31, 2021, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed and offering costs of $3.5 million are a component of equity in the form of additional paid in capital. As of December 31, 2021, the Company has not reimbursed the Advisor for such costs.
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018 and intend to continue to qualify as a REIT. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
Credit Facility
On October 24, 2018, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”). On December 17, 2018 and June 11, 2019, we amended the Credit Agreement to increase the Credit Facility to $150.0 million and $210.0 million in aggregate commitments, respectively, with all other terms remaining the same. Loans outstanding under the Credit Agreement bear interest, at our Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries.
On September 30, 2021, we amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Operating Partnership, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026. Loans outstanding under the Credit Facility bear interest, at the Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at the Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. There is a ticking fee on the DDTL Facility equal to 0.15% of the undisbursed portion of the DDTL Facility. An upfront fee of 40 basis points was payable at closing.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in debt, derivatives, and the cost of our variable rate indebtedness.
As of December 31, 2021, we had $238.0 million in borrowings and $0.2 million in accrued interest outstanding under the Credit Facility. For the year ended December 31, 2021, we incurred $1.9 million in interest expense.
As of December 31, 2021, were in compliance with all loan covenants.
Mortgages Payable
On November 8, 2019, we entered into a loan agreement (the “Main Street Loan”) secured by Main Street at Kingwood with Nationwide Life Insurance Company (“Nationwide”) as the lender. The Main Street Loan provides for an aggregate principal amount of $48.0 million and will mature on December 1, 2026. Interest is accrued on the unpaid principal balance of the Main Street Loan at the rate of 3.15% per annum.
On May 13, 2021, we entered into a loan agreement secured by Tacara at Steiner Ranch (the “Tacara Loan”) with Brighthouse Life Insurance as the lender. The Tacara Loan provides for an aggregate principal amount of $28.8 million and will mature on June 1, 2028. Interest is accrued on the unpaid principal balance of the Tacara Loan at the rate of 2.62% per annum.
On November 30, 2021, we entered into loan agreements secured by Signature at Hartwell (the “Hartwell Loans”, together with the Main Street Loan and Tacara Loan, the “Mortgages Payable”) with Allstate Insurance Company and American Heritage Life Insurance Company as the lenders. The Hartwell Loans provide for an aggregate principal amount of $29.5 million and mature on December 1, 2028. Interest is accrued on the unpaid principal balance of the Hartwell Loans at a rate of 3.01% per annum.

As of December 31, 2021, we had $106.3 million in borrowings and $0.2 million in accrued interest outstanding under the Mortgages Payable. For the year ended December 31, 2021, we incurred $2.1 million in interest expense.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$20,832	$16,545	$12,076
Cash flows used in investing activities	(776.986)	(91,315)	(123,244)
Cash flows provided by financing activities	871,059	74,770	121,140

Net increase in cash and cash equivalents and restricted cash during the period	$114,905	$—	$9,972

Cash flows provided by operating activities increased $4.3 million during the year ended December 31, 2021 compared to the corresponding period in 2020 due to additional cash flows from the operations of our investments in real estate as a result of growth in size of the portfolio. Cash flows provided by operating activities increased $4.5 million during the year ended December 31, 2020 compared to the corresponding period in 2019 due to growth in size of our portfolio, income distributions from our equity investments in unconsolidated International Affiliated Funds, and decrease in interest expense due to low leverage.
Cash flows used in investing activities increased $685.7 million during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to net outflows in acquisitions of real estate, origination and funding of two commercial mortgage loans, fundings for our investments in international affiliated funds, and purchases of real estate-related securities. Cash flows used in investing activities decreased $31.9 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease of $14.5 million in the acquisition of real estate investments and net cash outflows related to the origination of our commercial mortgage loan in the prior year. This decrease was offset by $14.4 million in gross proceeds received related to the payoff of the commercial mortgage loan balance and an increase in net purchase and sale activity on our real-estate related securities of $6.6 million during the year.
Cash flows provided by financing activities increased $796.3 million during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to an inflow of proceeds from the issuance of common stock and subscriptions received in advance. Additionally, we had a net increase in borrowings on the Credit Facility and entered into loan agreements for two of our multi-family properties. Cash flows provided by financing activities decreased $46.4 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease in proceeds borrowed from our secured loan of $48.0 million and a $16.3 million net decrease in cash borrowed on the Credit Facility, offset by a $35.9 million increase in proceeds from the issuance of common stock and an additional $13.0 million in distributions paid to stockholders during the year.
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
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP
disclosure of our operating results. AFFO further adjusts FFO in order for our GAAP operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and
below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities, amortization of restricted stock awards, unamortized origination fee related to the commercial mortgage loan, unrealized loss (income) from investments in international affiliated funds, and income from equity investment in joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.
The following table presents a reconciliation of net income to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net income	$19,103	$725	$5,704
Adjustments:
Real estate depreciation and amortization	29,088	17,478	14,171
Amount attributable to non-controlling interests for above adjustments	(15)

Funds From Operations attributable to common stockholders	$48,176	18,203	19,875
Straight-line rental income	(2,255)	(1,861)	(1,217)
Amortization of above-and below-market lease intangibles	(2,031)	(724)	(478)
Unrealized gain from changes in fair value of real estate related securities	(16,844)	(2,246)	(3,440)
Unrealized gain from changes in fair value of real estate debt	(3)	—	—
Amortization of restricted stock awards	74	68	68
Unrealized (income) loss from investments in international affiliated funds	(1,326)	(881)	303

Adjusted Funds From Operations attributable to common stockholders	$25,791	$12,559	$15,111

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
Critical Accounting Policies
The preparation of the financial statements in accordance with GAAP involve significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

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
Investments in Real Estate
Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.
Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
Investments in Real Estate Debt
Our investments in real estate debt consist of commercial mortgage-backed securities. We elected to classify our real estate debt securities as trading securities, therefore we carry such investments at fair value. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Impairment of Investments in Real Estate
Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
Management reviews its investments in unconsolidated entities for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other than temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other than temporary impairment (“OTTI”). If an impairment is determined to be other than temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form
10-K
for a discussion concerning recent accounting pronouncements.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$344,250	$—	$163,000	$75,000	$106,250
Organization and offering expenses	4,648	1,163	1,860	1,625	—
Interest Expense (1)	33,971	6,429	12,858	11,913	2,771

Total	$382,869	$7,592	$177,718	$88,538	$109,021

(1)	Represents interest expense for our fixed rate mortgages payable and Credit Facility with the assumption that the Credit Facility is paid off at maturity.
Off-Balance
Sheet Arrangements
We have no
off-balance
sheet contractual obligation or commitment arrangements.
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
COVID-19
pandemic.

Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have any outstanding derivative contracts as of December 31, 2021.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any outstanding derivative contracts as of December 31, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2021, the outstanding principal balance of our variable rate indebtedness was $238.0 million and consisted of our Credit Facility, which is indexed to one month U.S. Dollar-denominated LIBOR.
The Credit Facility is variable rate and indexed to one-month U.S. denominated LIBOR. For the year ended December 31, 2021, a 10 bps increase in one-month U.S denominated LIBOR would have resulted in increased interest expense of $0.2 million.
COVID-19
Developments
As of December 31, 2021, the 7-day averages of COVID-19 cases and deaths, 399,400 and 1,280, respectively (according to the CDC), increased from prior quarter levels due to the spread of the Omicron variant of COVID-19. However, deaths from COVID-19 are still significantly lower now than they were in January 2021, when the 7-day average death rate peaked at 3,500. As of December 31, 2021, 205 million Americans have been fully vaccinated against COVID-19, and 72 million have received a COVID-19 vaccine booster shot. Most states have not instituted new mitigation measures to control the spread of the Omicron variant; however, some mitigation strategies remain in place.
We experienced a year of historically strong growth in 2021, fueled by a combination of unprecedented fiscal and monetary stimulus and a once-in-a-century global economic reopening. Growth was suppressed mainly by the unexpected surge in COVID-19 over the summer that interrupted the global recovery and exacerbated issues with products reaching consumers. We anticipate that many factors contributing positively to growth will fade in 2022, but we believe that the strong consumer demand and the inflation they helped create remain as we head into a new year. While the positive demand shock of 2021 has receded, it has not gone away entirely. The hole left by expiring stimulus is filled by robust wage growth in a prematurely tight labor market. For the first time in recent history, workers have a clear upper hand over employers in negotiations over terms of employment. We think the economic benefits of this realignment outweigh the potential costs.
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
new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact and the availability and widespread adoption of effective therapies or vaccines, among others. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months. See “Risk Factors—Risks Related to Our Organizational Structure—The continuing coronavirus pandemic may adversely affect our investments and operations.”

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
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the year ended December 31, 2021, was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule
13a-15(f)
of the Exchange Act) that occurred during our most recent year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of the Advisor and its affiliates working remotely due to the
COVID-19
pandemic.
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
and
15d-15(f).
Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2021, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
The rules of the SEC do not require, and this Annual Report on Form
10-K
does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.	Other Information.
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age	Position
Michael J.L. Sales	57	Chairman of the Board and Chief Executive Officer
Michael A. Perry	54	Director
John L. MacCarthy	62	Director
Donna Brandin	65	Independent Director
John R. Chandler	66	Independent Director
Steven R. Hash	49	Lead Independent Director
Robert E. Parsons, Jr.	66	Independent Director
G. Christopher McGibbon	49	Co-President
Richard M. Kimble	45	Co-President
Keith A. Jones	39	Head of Client Solutions
James E. Sinople	45	Chief Financial Officer and Treasurer
William M. Miller	48	Secretary
Abigail Lewis	41	Head of Strategic Insights
Shawn C. Lese	52	Chief Investment Officer
Carly R. Tripp	41	Head of Global Transactions
Gracie Coburn	33	Vice President
Michael J.L. Sales
has served as our Chairman of the Board and Chief Executive Officer since July 2017. As Chief Executive Officer of Nuveen Real Estate and Real Assets, comprised of the Real Estate, Infrastructure, Natural Capital, Commodities and Private Impact teams. Mr. Sales is primarily responsible for overseeing the business across all regions. He is a member of the Nuveen Executive Leadership Team, which sets and executes strategic goals for the business, and has over 30 years’ experience within the real estate industry. Working closely with the Head of Global Real Estate and senior investment managers, he ensures the business delivers strong financial results and exceeds client expectations for investment performance and service experience. He also works with the Investor Relations Team in developing and maintaining client relationships. Mr. Sales is a member of the Investment Committee and Real Estate Debt Investment Committee. Mr. Sales joined the company as UK Property Investment Manager in 1994 and has held a number of senior management roles before his appointment as Head of the Real Estate business in 2015. He started his career in 1989 as a Development Surveyor at Morgan Grenfell Laurie, where he was then appointed to Head of UK Investment Agency in 1993. Mr. Sales holds a B.A. in Business Studies from Middlesex Business School, and a MPhil in Land Management from Reading University. He is a Member Associate of the Royal Institution of Chartered Surveyors and a member of the Investment Property Forum.
We believe Mr. Sales is a valuable member of our board of directors because of his extensive real estate and investment experience and his tenure with Nuveen Real Estate.
Michael A. Perry
has served as a member of our board of directors since May 2017. He serves as Executive Vice President and Head of the Global Client Group for Nuveen, where he is responsible for delivering Nuveen’s insights, capabilities and solutions to best service clients and grow revenues. Mr. Perry serves as a member of Nuveen’s Executive Committee and co-CEO
of Nuveen Securities. Prior to these roles, in March 2019, Mr. Perry served as Head of Global Product, responsible for driving a consistent, global viewpoint and strategy across all aspects of product creation and management. He also led Structured Products and Alternative Investments, responsible for building and growing the closed-end
fund and alternative investment businesses. Before joining Nuveen in July 2015, Mr. Perry spent five years at UBS Wealth Management, serving on its Executive Committee and responsible for investment advisory programs and research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to UBS, Mr. Perry spent 15 years at Merrill Lynch as a senior executive leading a number of investment businesses focused on the wealth management channel. Mr. Perry serves as a member of Nuveen Churchill Direct Lending Corporation. He also serves on the board of Youth, Inc. which empowers youth serving nonprofit organizations in the New York City area. Mr. Perry holds a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the NYU Stern School of Business.
We believe Mr. Perry is a valuable member of our board of directors because of his extensive experience with alternative investments and retail, high net worth and institutional client channels.
John L. MacCarthy
has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity, and middle market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM Nuveen Real Estate business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy has been a member of the board of directors of Healthwell Acquisition Corporation I (NASDAQ: HWEL) since February 2021. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.
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
non-listed
REITs.
John R. Chandler
has served as one of our independent directors since January 2018. Mr. Chandler is the Founder of Majesteka Investments Holdings, a private firm providing integrated strategic leadership and capital for emerging companies at the intersection of real estate, asset management, and technology. Prior to forming Majesteka in 2017, Mr. Chandler was Managing Director and Chairman of BlackRock Inc.’s Global Real Estate business with a focus on the strategic development of the platform as well as investment and client activities. He was also a member of the Real Estate Global Executive Committee, the BlackRock Alternative Investment Executive, and Investment Committees. He joined BlackRock in 2011 as Global Head of Real Estate with responsibilities for the business and investment performance of the platform. Prior to joining BlackRock, Mr. Chandler held various positions with LaSalle Investment Management, Inc. (“LIM”), most recently as the Global Chief Investment Officer and Executive Chairman for

Asia Pacific. From 2000 until 2010, Mr. Chandler was based in Singapore as LIM’s Chief Executive Officer for Asia Pacific, where he was responsible for creating LIM’s Asia Pacific business into a business with $7.4 billion of assets under management. Prior to relocating to Asia in 2000, Mr. Chandler was Managing Director for LIM’s direct investment activities in the United States. Since June 2021, Mr. Chandler has served as Chairman and CIO for Shelter Acquisition Corporation (NASDAQ: SHQA), a special purpose acquisition company focused on the real estate technology sector. Mr. Chandler is a founding member of the Asian Real Estate Association, a member of the Americas Executive Committee as well as the Global Board of Trustees and Treasurer for the Urban Land Institute, an Executive Committee member at the Wharton School Real Estate Center, and member of the Pension Real Estate Association. Mr. Chandler holds a B.S. in Industrial Engineering from the University of Massachusetts and an M.B.A. from Harvard University.
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
Robert E. Parsons, Jr.
has served as one of our independent directors since January 2018. Mr. Parsons has served as the Executive Vice President, Strategy and Business Development of Exclusive Resorts, LLC since 2020 and previously served as the Chief Financial Officer from 2004 (shortly after its founding) until 2020. From 1995 to 2002, Mr. Parsons was the Chief Financial Officer of Host Marriott Corporation. He began his career with Marriott Corporation in 1981 and continued to work in various financial planning, strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993. After the split, Mr. Parsons served as Treasurer of Host Marriott Corporation, before being promoted to Chief Financial Officer. From 2010 until 2019, Mr. Parsons served as an independent director and as chair of the Audit Committee of the Board of Directors of CareyWatermark Investors 1. Beginning in 2015, Mr. Parsons also joined the board of Watermark Lodging Trust (formerly Carey Watermark Investors 2), and is currently serving as the lead independent director and a member of the audit committee. CareyWatermark Investors 2 merged with CareyWatermark Investors 1 in 2020 and at the same time changed the name of the company to Watermark Lodging Trust. Prior to the merger, Mr. Parsons served as lead independent director, the chair of the Special Committee of the Board and chair of the Audit Committee of CareyWatermark Investors 2. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired both the Audit Committee and a special board committee. Since 2002, Mr. Parsons has also been a Managing Director of Wasatch Investments, a small privately held consulting and investment firm. Mr. Parsons also serves as a member of the board of directors and a member of the finance committee of Kids on the Move, a Utah-based non-profit organization focused on helping children with learning disabilities. Mr. Parsons holds a B.A. in Accounting and an M.B.A. from Brigham Young University.

We believe that Mr. Parsons’s qualifications to serve on our board of directors are demonstrated by his experience as an independent director to other public, non-listed
REITs, and his leadership experience as an executive officer in the hospitality industry.
G. Christopher McGibbon
has served as our
Co-President
since March 2022 (formerly served as Co-President, Head of Global Investment from March 2021 to March 2022 and
Co-President,
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
Richard M. Kimble
has served as our
Co-President
since March 2022 and previously served as our Head of Portfolio Management from July 2017 to March 2022. In his role as
Co-President,
Mr. Kimble continues to oversee our investment portfolio. Mr. Kimble has over 18 years of experience in structuring and managing equity and debt components of commercial real estate. Prior to serving as Head of Portfolio Management, Mr. Kimble held numerous roles on Nuveen Real Estate’s transactions and portfolio management teams and has been involved in more than $8 billion of transactions. In 2012, he opened Nuveen Real Estate’s San Francisco office and built out the Northwest transaction team. Before joining the firm in 2007, he worked for RER Financial Group and specialized in CMBS due diligence assignments, acquisitions, and debt restructurings. Mr. Kimble holds a B.S. in Economics from Mary Washington College and an M.B.A. from the University of North Carolina, Chapel Hill. In addition, he is a CFA Charterholder and is a member of the Urban Land Institute and Commercial Real Estate Development Association.
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

James E. Sinople
has served as our Chief Financial Officer and Treasurer since July 2017. From June 2020 through December 2021, he served as a Director in Nuveen Real Estate’s Global Product and Solutions team where he was responsible for the development of new proprietary investment products focused on private equity and debt strategies across multiple property types, risk styles and client mandates. Prior to this role, Mr. Sinople was the Director of Investment Accounting in the Americas for the Nuveen Real Estate third party reporting team, which is responsible for the oversight, accounting and reporting for over 25 funds and ventures with over $13 billion in AUM. The funds are comprised of core, value-add
and opportunistic real estate assets (including office, retail, industrial and multi-family residential properties), commercial mortgage investments and super-regional malls. In addition, Mr. Sinople served as a Manager of agriculture portfolio reporting, including the initial $2 billion agriculture fund as well as TIAA investment subsidiaries. Prior to joining TIAA, Mr. Sinople served as a Project Controller in the energy and private equity industries. He also served in reporting and audit assurance roles at Time Warner Cable and Ernst and Young. Mr. Sinople holds a B.S. in Accounting from Florida Atlantic University and is a Certified Public Accountant.
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
Abigail Lewis
has served as our Head of Strategic Insight since March 2021. She has served as a Managing Director for Nuveen since December 2020, where she is responsible for Nuveen’s global research, sustainability and proptech and innovation functions and oversees Nuveen Real Estate’s Tomorrow’s World Strategy, which is intended to future proof the investment strategy in light of global megatrends and integrates environmental, social and governance principles across fund and asset management. From July 2016 to December 2020, Ms. Lewis was the Global Head of Sustainability for Nuveen Real Estate, where she integrated sustainability in Nuveen’s real estate process and developed and oversaw Nuveen’s Net Zero Carbon Commitment and Climate Change Risk framework. Prior to joining Nuveen in 2016, Ms. Lewis was the Head of Sustainability for the Property Management Business at Jones Lang LaSalle, UK. Ms. Lewis holds a B.A. in English Literature from The University of Sheffield.
Shawn C. Lese
has served as our Chief Investment Officer since March 2022. Since February 2020, Mr. Lese has served as the Chief Investment Officer and Head of Funds Management for Nuveen Real Estate’s approximately $90 billion Americas platform. In this role, he leads the portfolio management team in driving investment performance and partnering with clients on their current and prospective real estate investments. He is a member of Nuveen’s Global Executive Leadership Team and Americas Investment Committee. Prior to joining Nuveen Real Estate in 2015, Mr. Lese served as a managing director on the capital markets team of Grosvenor Fund Management. Mr. Lese has also held positions in Morgan Stanley’s real estate investment banking group, at Lazard Ltd. and at Sullivan & Cromwell LLP. Mr. Lese holds a B.A. in East Asian Language and Culture from Columbia University, an M.B.A. from Columbia Business School and a J.D. from Columbia University School of Law.
Carly R. Tripp
has served as our Head of Global Transactions since March 2022. Since January 2021, Ms. Tripp has served as Global Chief Investment Officer and Head Investments for Nuveen Real Estate where she leads a team of over 200 investment professionals responsible for all transactional and management functions. She served as Chief Investment Officer of the Americas for Nuveen Real Estate from February 2019 to January 2021. Ms. Tripp is also a member of Nuveen’s Global Executive Leadership Team. From June 2016 to February 2019, Ms. Tripp was Managing Director and Global Head of Real Estate and Alternatives for Nuveen’s TIAA General Account, and prior to that role she was Senior Director and a member of the management team focused on the TIAA Real Estate Account where she was responsible for supporting all aspects of the account, including developing strategic alternatives and evaluating and approving transactions and investment level strategies. Prior to joining the firm in 2006, Ms. Tripp was a financial analyst at LaSalle Investment Management. Ms. Tripp holds a B.S. in Finance and International Business from the University of Maryland and an M.S. in Economics from the University of North Carolina.
Gracie Coburn
has served as our Vice President since March 2022. Since July 2017, Ms. Coburn has also served as a portfolio manager of Nuveen Real Estate, where she is responsible for all portfolio management activity for the Nuveen Global Cities REIT, including acquisitions, asset management, investment allocations, capital raise and due diligence efforts. From February 2013 to July 2017, Ms. Coburn was a member of Nuveen Real Estate’s San Francisco Acquisitions Team where she covered acquisitions and asset management across the Northwest region of the United States. Ms. Coburn holds a B.S. in Business Administration from the University of Colorado, Boulder.
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
Audit Committee.
Our board of directors has established an audit committee, which consists of Donna Brandin, Steven R. Hash, Robert E. Parsons, Jr and Jack Chandler. Jack Chandler was appointed to our audit committee at the meeting of our board of directors in March 2022. Ms. Brandin serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

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
Our Code of Business Conduct and Ethics is available on our website,
 www.nuveenglobalREIT.com
.
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

ITEM 11. Executive Compensation.
Compensation of Directors
We compensate each of our independent
non-employee
directors with an annual retainer of $75,000, plus an additional retainer of $15,000 to the chairperson of our audit committee. We pay 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock is granted on the first business day following the annual meeting of stockholders (the “Annual Meeting”). The restricted stock generally vests one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket
expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Advisor or Nuveen do not receive additional compensation from us for serving on the board of directors or committees thereof.
The following table sets forth the compensation earned by or paid to our independent directors for the fiscal year ended December 31, 2021, taking into consideration the board of director’s approved changes in the Company’s independent director compensation plan, effective July 1, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$59,063	$18,750	$77,813
John R. Chandler	$50,625	$16,250	$66,875
Steven R. Hash	$50,625	$16,250	$66,875
Robert E. Parsons, Jr.	$50,625	$16,250	$66,875
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2022, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of the date of hereof, we had one stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	0	0%
Michael A. Perry	55,940	*
John L. MacCarthy	30,529	*
Donna Brandin	35,107	*
John R. Chandler	4,797	*
Steven R. Hash	5,120	*
Robert E. Parsons, Jr.	20,032	*
G. Christopher McGibbon	0	0%
Richard M. Kimble	0	0%
Keith A. Jones	5,533	*
James E. Sinople	0	0%
William M. Miller	0	0%
Abigail Lewis	0	0%
Shawn C. Lese	0	0%
Carly R. Tripp	0	0%
Gracie Coburn	0	0%
All directors and executive officers as a group**	157,058	*
5% Stockholders
Teachers Insurance and Annuity Association of America***	29,730,608	24.41%

*	Less than one percent.
**	Holds Class I shares of common stock.
***	Holds Class N shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by security holders	—	$—	480,906
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A

Total	—	—	480,906

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
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

During the fiscal year ended December 31, 2021, we incurred an advisory fee expense of approximately $8.8 million.
Expense Reimbursement
. We may reimburse the Advisor for
out-of-pocket
costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated
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
During the fiscal year ended December 31, 2021, we did not have any costs to be reimbursed to the Advisor.
The Advisor has advanced all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through the first anniversary of the commencement of the Offering. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on the earlier of the date the Company’s NAV reaches $1 billion or January 31, 2023. Wholesaling compensation expenses of persons associated with the Dealer Manager are paid by the Dealer Manager without reimbursement from us. After the termination of the Offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from the Offering.
Reimbursement by the Advisor.
The Advisor will reimburse us for any expenses that cause our total operating expenses (all costs and expenses paid or incurred by us, as determined under GAAP, including the advisory fee, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes,
(v) non-cash
expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property) (“Total Operating Expenses”) in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

For the year ended December 31, 2021, we were in compliance with this requirement and our Total Operating Expenses were 1.30% of Average Invested Asset and 44.42% of Net Income.
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
Independent Directors’ Review of Compensation
. Our independent directors evaluates at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

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
Property Management and Other Services Agreements
During the year ended December 31, 2021, we engaged NexCore Companies LLC (“Nexcore”), an affiliate of TIAA, to provide property management, accounting and leasing services for its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company paid approximately $0.5 million in management fees to Nexcore during the year ended December 31, 2021.
Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals. The Company paid approximately $0.4 million in acquisition fees to NexCore during the year ended December 31, 2021. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company entered in three joint venture arrangements with NexCore during the year ended December 31, 2021, which have not incurred any promote payments.
On July 27, 2021, the Company entered in an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist the Company in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, the Company committed $100.0 million to acquire single family rentals identified by Sparrow. The Company incurred approximately $111,200 and $30,800 in asset and property management fees, respectively, related to Sparrow during the year ended December 31, 2021.
On August 23, 2021, the Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services described below in connection with certain of our real estate investments (the “Agreement”).
For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. The Company has not incurred any Nuveen RE PMS fees as of December 31, 2021.
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

Subsequent to our initial capitalization, TIAA purchased $300 million in shares (less the $200,000 initial capitalization). The Class N shares purchased by TIAA described above (excluding the 20,000 shares that were issued with respect to the initial capitalization which must be held for so long as the Advisor or its affiliate remains our advisor) shall be subject to the following limitations on repurchase:

•
Beginning on January 31, 2023, TIAA may submit a portion of its Class N shares for repurchase, provided that after taking into account such repurchase, the total value of TIAA’s aggregate ownership of our Class N shares shall not be less than $300 million.

•	Beginning on January 31, 2025, TIAA may submit all of its remaining Class N shares for repurchase.

•
Notwithstanding the foregoing, the total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of our aggregate NAV per month and no more than 1.67% of our aggregate NAV per calendar quarter;
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
During the year ended December 31, 2021, the Company paid approximately $2.3 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2021, the Dealer Manager had not retained any upfront selling commissions and dealer manager fees.
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

During the year ended December 31, 2021, the Company paid approximately $1.8 million in stockholder servicing fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2021, the Dealer Manager had not retained any stockholder servicing fees.
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
For the fiscal year ended December 31, 2021, the costs of raising capital in our Offerings, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2021, represented less than 1% of capital raised.
Related Party Transaction Policies
Our charter contains policies on transactions with affiliated persons. Under the charter, our independent directors must review and approve transactions with affiliates.

ITEM 14.	Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Audit fees	$562	$509
Audit-related services	34	65

Total	$596	$574

Audit Fees
. Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
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
(a) List of Documents Filed.
1. The financial statements contained herein begin on page F-1 hereof.
2. Financial Statement Schedules – Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included in Appendix B to the Registrant’s Post-Effective Amendment No. 17 to Form S-11 filed on January 25, 2019 and incorporated herein by reference)

4.2*	Description of Securities of Nuveen Global Cities REIT, Inc.

10.1	First Amended and Restated Advisory Agreement among Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and TH Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.2	Amendment No. 1 to First Amended and Restated Advisory Agreement dated October 14, 2019 by and between Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2019 and incorporated herein by reference)

10.3	Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.4	First Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.5	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.6	Independent Directors Restricted Share Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.7	Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.8	Independent Director Compensation Policy (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2021 and incorporated herein by reference)

10.9	Amended and Restated Credit Agreement dated September 30, 2021, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021 and incorporated herein by reference)

10.10*	Amended and Restated Guaranty dated September 30, 2021 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association.

Exhibit Number	Description

21.1*	Subsidiaries of Registrant

24.1	Power of Attorney (included in signature page to the Annual Report on Form 10-K)

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Nuveen Global Cities REIT, Inc.

Date: April 1, 2022	By:	/s/ Michael J.L. Sales
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

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2022
Michael J.L. Sales

/s/ James E. Sinople	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2022
James E. Sinople

/s/ Michael A. Perry	Director	April 1, 2022
Michael A. Perry

/s/ John L. MacCarthy	Director	April 1, 2022
John L. MacCarthy

/s/ Donna Brandin	Director	April 1, 2022
Donna Brandin

/s/ John R. Chandler	Director	April 1, 2022
John R. Chandler

/s/ Steven R. Hash	Director	April 1, 2022
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	April 1, 2022
Robert E. Parsons, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income and (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 1, 202
2
We have served as the Company’s auditor since 2017.
PricewaterhouseCoopers LLP, 214 North Tryon Street, Suite 4200, Charlotte, North Carolina 28202 T: (704) 344 7500, www.pwc.com/us

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets

Investments in real estate, net	$909,832	$439,927
Investment in commercial mortgage loan s , at fair value	140,512	—
Investments in international affiliated funds	131,046	51,008
Investments in real estate-related securities, at fair value	93,970	40,052
Investments in real estate debt, at fair value	14,183	—
Intangible assets, net	57,473	32,728
Restricted cash	94,413	5,945
Cash and cash equivalents	36,163	9,726
Other assets	20,545	7,137

Total assets	$1,498,137	$586,523

Liabilities and Equity
Credit facility	$238,000	$129,277
Mortgages payable, net	105,614	47,574
Subscriptions received in advance	100,778	5,945
Intangible liabilities, net	22,522	8,501
Due to affiliates	30,006	9,374
Accounts payable, accrued expenses, and other liabilities	14,810	7,010
Distributions payable	5,323	2,065
Total liabilities	517,053	209,746

Redeemable non-controlling interest	258	—

Equity
Series A Preferred Stock	126	250
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized, 9,201,452 and 3,248,104 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	92	33
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized, 23,809,171 and 2,832,107 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	238	28
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized, 4,648,665 and 1,405,968 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	46	13
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized, 31,460,729 and 4,461,507 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	316	46
Common stock - Class N Shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at December 31, 2021 and December 31, 2020.	297	297
Additional paid-in capital	1,043,073	416,348
Accumulated deficit and cumulative distributions	(63,958)	(42,406)
Accumulated other comprehensive (loss) income	(239)	2,168

Total stockholders’ equity	979,991	376,777
Non-controlling interest attributable to third party joint venture	835	—
Total equity	980,826	376,777
Total liabilities and equity	$1,498,137	$586,523

The accompanying notes are an integral part
of
these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues

Rental revenue	$56,607	$38,357	$30,808
Income from commercial mortgage loan	1,913	890	1,455

Total revenues	58,520	39,247	32,263
Expenses
Rental property operating	18,163	11,923	9,979
General and administrative	3,796	3,538	3,502
Advisory fee due to affiliate	8,781	3,326	2,100
Depreciation and amortization	29,088	17,478	14,171

Total expenses	59,828	36,265	29,752
Other (expense) income
Realized and unrealized income (loss) from real estate-related securities	22,471	(485)	7,296
Unrealized income from real estate debt	3	—	—
Income from equity investment in unconsolidated international affiliated funds	2,435	1,851	270
Interest income	207	155	161
Interest expense	(4,705)	(3,778)	(4,534)

Total other income (expense)	20,411	(2,257)	3,193

Net income	19,103	725	5,704
Net income attributable to non-controlling interest in third party joint venture	5	—	—
Net income attributable to Series A preferred stock	19	18	15

Net income attributable to common stockholders	$19,079	$707	$5,689
Net income per share of common stock - basic and diluted	$0.29	$0.02	$0.18
Weighted-average shares of common stock outstanding, basic and diluted	65,739,279	38,834,536	31,231,622

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income and (Loss)
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$19,103	$725	$5,704
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,407)	2,538	(412)

Comprehensive income	16,696	3,263	5,292
Comprehensive income attributable to non-controlling interest in third party joint venture	5	—	—
Comprehensive income attributable to preferred stock	19	18	15

Comprehensive income attributable to common stockholders	$16,672	$3,245	$5,277

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statement of Changes in Equity
(in thousands)

		Par Value
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest Attributable to Third Party Joint Venture	Total Equity

Balance at December 31, 2018	$—	$—		$—		$—		$2		$297	$298,419	$(9,884)	$42	$288,876	$—	$288,876

Issuance of 3,774,001 shares of common stock (net of $772 of offering costs)	—	14		1		5		18		—	37,622	—	—	37,660	—	37,660
Distribution reinvestment	—	—	(b)	—		—	(b)	—	(b)	—	142	—	—	142	—	142
Common stock repurchased	—	—		—		—		—		—	(104)	—	—	(104)	—	(104)
Amortization of restricted stock grants	—	—		—		—		—		—	68	—	—	68	—	68
Net income	15	—		—		—		—		—	—	5,689	—	5,704	—	5,704
Distributions on common stock	—	—		—		—		—		—	—	(15,779)	—	(15,779)	—	(15,779)
Contribution from Series A preferred stock	125	—		—		—		—		—	—	—	—	125	—	125
Distribution to Series A preferred stock	(15)	—		—		—		—		—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(412)	(412)	—	(412)

Balance at December 31, 2019	$125	$14		$1		$5		$20		$297	$336,147	$(19,974)	$(370)	$316,265	$—	$316,265

Issuance of 7,961,372 shares of common stock (net of $594 of offering costs)	—	18		27		8		26		—	80,011	—	—	80,090	—	80,090
Distribution reinvestment	—	1		—	(b)	—	(b)	1		—	2,027	—	—	2,029	—	2,029
Common stock repurchased	—	—		—		—		(1)		—	(1,905)	—	—	(1,906)	—	(1,906)
Amortization of restricted stock grants	—	—		—		—		—		—	68	—	—	68	—	68
Net income	18	—		—		—		—		—	—	707	—	725	—	725
Distributions on common stock	—	—		—		—		—		—	—	(23,139)	—	(23,139)	—	(23,139)
Contribution from Series A preferred stock	125	—		—		—		—		—	—	—	—	125	—	125
Distribution to Series A preferred stock	(18)	—		—		—		—		—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	2,538	2,538	—	2,538

Balance at December 31, 2020	$250	$33		$28		$13		$46		$297	$416,348	$(42,406)	$2,168	$376,777	$—	$376,777

		Par Value
	Preferred Stock	Common Stock Class T	Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest Attributable to Third Party Joint Venture	Total Equity

Issuance of 57,172,330 shares of common stock (net of $735 of offering costs)	—	59	208		32		269	—	622,430	—	—	622,998	—	622,998
Distribution reinvestment	—	1	2		1		3	—	7,680	—	—	7,687	—	7,687
Preferred stock redemption	(125)	—	—		—		—	—	—	—	—	(125)	—	(125)
Common stock repurchased	—	(1)	—	(a)	—	(a)	(2)	—	(3,201)	—	—	(3,204)	—	(3,204)
Amortization of restricted stock grants	—	—	—		—		—	—	74	—	—	74	—	74
Net income	19	—	—		—		—	—	—	19,079	—	19,098	5	19,103
Distributions on common stock	—	—	—		—		—	—	—	(40,631)	—	(40,631)	—	(40,631)
Contribution from non-controlling interest	—	—	—		—		—	—	—	—	—	—	830	830
Distribution to Series A preferred stock	(18)	—	—		—		—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	(2,407)	(2,407)	—	(2,407)
Allocation to redeemable non-controlling interest	—	—	—		—		—	—	(258)	—	—	(258)	—	(258)

Balance at December 31, 2021	$126	$92	$238		$46		$316	$297	$1,043,073	$(63,958)	$(239)	979,991	835	980,826

(a)	Shares amount is not presented due to rounding: see Note 1 5 .
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$19,103	$725	$5,704

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,088	17,478	14,171

Unrealized gain on changes in fair value of real estate-related securities	(16,844)	(2,246)	(3,440)
Realized (gain) loss on sale of real estate-related securities	(3,692)	3,933	(2,740)
Unrealized gain on real estate debt	(3)	—	—
Income from equity investment in unconsolidated international affiliated funds	(2,435)	(1,851)	(270)
Income distribution from equity investment in unconsolidated international affiliated funds	1,109	970	573
Straight line rent adjustment	(2,255)	(1,861)	(1,217)

Amortization of below-market lease intangibles	(2,070)	(742)	(495)
Amortization of above-market lease intangibles	39	18	17
Amortization of deferred financing costs	622	518	394
Amortization of restricted stock grants	74	68	68
Change in assets and liabilities:
Increase in other assets	(9,249)	(1,413)	(516)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	7,345	948	(173)

Net cash provided by operating activities	20,832	16,545	12,076

Cash flows from investing activities:
Acquisitions of real estate	(500,176)	(85,127)	(99,650)
Origination and fundings of commercial mortgage loans	(140,512)	(1,642)	(46,997)
Proceeds from sale of commercial mortgage loan	—	—	34,264
Proceeds from payoff of commercial mortgage loan	—	14,375	—
Fundings for investment in international affiliated funds	(81,116)	(9,855)	(9,890)
Capital improvements to real estate	(7,054)	(2,567)	(1,139)
Deposit on real estate	(566)	—	—
Return of capital from real estate-related securities	—	—	49
Purchases of investments in real estate-related securities	(60,129)	(29,722)	(29,117)
Proceeds from sale of real estate-related securities	26,747	23,223	29,236
Purchases of investments in real estate debt	(14,180)	—	—

Net cash used in investing activities	(776,986)	(91,315)	(123,244)

Cash flows from financing activities:
Proceeds from issuance of common stock	638,104	75,908	40,018
Repurchase of common stock	(2,873)	(1,906)	(104)
Offering costs paid	(752)	(574)	(687)
Borrowings from credit facility	532,723	103,500	148,277
Repayments on credit facility	(424,000)	(82,000)	(110,500)
Borrowings from mortgages payable	58,250	—	48,000
Payment of deferred financing costs	(2,175)	(34)	(900)
Contributions from non-controlling interest in third party joint venture	830	—	—

Proceeds from issuance of preferred stock	—	125	125
Repurchase of preferred stock	(125)	—	—
Distributions to preferred stockholders	(18)	(18)	(15)
Subscriptions received in advance	100,778	5,945	10,087
Distributions	(29,683)	(26,176)	(13,161)

Net cash provided by financing activities	871,059	74,770	121,140

Net increase in cash and cash equivalents and restricted cash during the period	114,905	—	9,972

Cash and cash equivalents and restricted cash, beginning of period	15,671	15,671	5,699

Cash and cash equivalents and restricted cash, end of period	$130,576	$15,671	$15,671

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$36,163	$9,726	$5,584
Restricted cash	94,413	5,945	10,087

Total cash and cash equivalents and restricted cash	$130,576	$15,671	$15,671
Supplemental disclosures:
Interest paid	$3,783	$3,296	$4,533
Preferred stock costs	$—	$3	$15
Non-cash investing activities:

Assumption of other liabilities in conjunction with acquisitions of real estate	$(785)	$(378)	$(715)
Accrued capital expenditures	$455	$(114)	$121
Non-cash financing activities:
Accrued distributions	$(3,258)	$3,037	$2,618
Accrued stockholder servicing fees	$20,632	$4,726	$1,388
Distribution reinvestments	$7,687	$2,027	$135
Accrued offering costs due to affiliate	$—	$—	$1,160
Allocation to redeemable non-controlling interest	$258	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

F-
9

Nuveen Global Cities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business will be conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate (“Nuveen Real Estate”).
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
(File
No. 333-252077)

(
the
“Follow-on
Registration Statement”) to register up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the
“Follow-on
Public Offering”). The
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

F-
10

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
Intangible assets and intangible liabilities are recorded as separate components on the Company’s Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place
leases is recorded to Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations.
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

F-1
1

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
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata
share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
The Company holds interest in a joint venture that is considered to be a VIE. The Company consolidated this entity because it has the ability to direct the most significant activities of the joint venture, including unilateral decision making on the disposition of the investment.
For select joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in noncontrolling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within redeemable non-controlling interests.
As of December 31, 2021, the total assets and liabilities of the Company’
s
consolidated VIE were $53.5 million and $29.7 million, respectively. The Company did not have any consolidated VIE
s
as of December 31, 2020. Such amounts are included on the Company’ Consolidated Balance Sheets.
The Company has limited contractual rights to obtain the financial records of its consolidated single family housing portfolio from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 25 days after the end of any given period. The time required to perform an adequate reconciliation and analysis of the information in these reports results in a one month lag in reporting of the single family rental activities. As a result of lag in reporting, the Company looks to record significant activity that has occurred subsequent to the month lag date.
Investments in Real Estate-Related Securities
The Company reports its investments in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, are recorded as a component of Realized and Unrealized Income from Real Estate-Related Securities on the Consolidated Statements of Operations. Investments in real estate-related securities are recorded at fair value based on the closing price of the common stock as reported by the applicable national securities exchange.
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of commercial mortgage-backed securities (“CMBS”). The Company is classifying the securities as trading securities and will record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in CMBS is recognized over the life of each investment and is recorded on the accrual basis on the Company’s Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in the European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP), and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds are accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company’s Consolidated Balance Sheets.

F-1
2

Investment in Commercial Mortgage Loans
The Company has originated three commercial mortgage loans, one of which has already been sold, and elected the fair value option for each. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loans were stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans were valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value was based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value
ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
The income from the commercial mortgage loan represents interest income and origination fee income, which is reported as income from commercial mortgage loan on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain (Loss) on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
In the event of a partial or whole sale of the commercial mortgage loan, the Company derecognizes the corresponding asset and fees paid as part of the partial or whole sale are recognized on the Company’s Consolidated Statements of Operations.
Deferred Charges
The Company’s deferred charges include financing and leasing costs. Financing costs include legal, structuring, and other loan costs incurred by the Company for its financing arrangements. Deferred financing costs related to the credit facility are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized on a straight-line basis over the term of the credit facility. Unamortized costs are charged to expenses upon early repayment or significant modification of the credit facility and fully amortized deferred financing costs are removed from the books upon the maturity of the credit facility. Deferred financing costs related to the Company’s mortgage payable are recorded as an offset to the related liability and amortized on a straight-line basis over the term of the financing instrument. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in Real Estate, net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
Investments in real estate-related securities are recorded at fair value based on the closing price of the common stock as reported by the applicable national securities exchange and were classified as Level 1.
The Company’s investments in real estate debt are reported at fair value. As of December 31, 2021, the Company’s investments in real estate debt consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available and has classified as Level 2.
The Company’s investment in commercial mortgage loans consists of floating rate senior and mezzanine loans the Company originated and has classified as Level 3. The commercial mortgage loans are carried at fair value based on significant unobservable inputs.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Certain of the Company’s consolidated joint venture arrangements, excluding the Signature at Hartwell joint venture, have profit participation based on certain internal rate of return hurdles and are measured at fair value as of the reporting date and will be reported within Redeemable non-controlling interests.

F
-1
3

The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2021				December 31, 2020
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:

Investments in real estate-related securities	$93,970	$—	$—	$93,970	$40,052	$—	$—	$40,052
Investments in real estate debt	—	14,183	—	14,183	—	—	—	—
Investments in commercial mortgage loans	—	—	140,512	140,512	—	—	—	—
Total	$93,970	$14,183	$140,512	$248,665	$40,052	$—	$—	$40,052

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2020	$—
Loan Originations	140,512
Unrealized Gain/(Loss)	—

Balance as of December 31, 2021	$140,512

The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans as of December 31, 2021.

Type	Asset Class	Valuation technique	Unobservable Inputs	Weighted Average
Commercial Mortgage Loans	Various	Cash Equivalency Method	Discount Rate	LIBOR (1) + 1.52% - LIBOR (1) + 5.25%

(1)	LIBOR as of December 31, 2021 was 0.1%.

As of December 31, 2021 and 2020, the carrying value of the Credit Facility (defined below) approximated fair value and the carrying value of the International Affiliated Funds also approximated fair value given the underlying books and records of the affiliates report at fair value. The fair value of the Company’s mortgages payable was
$106.3 million and $47.6 million as of December 31, 2021 and December 31, 2020. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value
ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:
Rental Revenue
— consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, multifamily, retail, healthcare and other alternatives. Rental revenue for commercial leases is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
Income from Commercial Mortgage Loans
— consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status. As of December 31, 2021, the Company did not have any mortgage loans on nonaccrual status.
Leases
The Company derives revenue pursuant to lease agreements. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease inception, the Company determines whether each lease is a sales-type, direct financing or operating lease. Such classification is based on whether:

•	The lessee gains control of the underlying asset and the lessor therefore relinquishes control to the lessee under certain criteria (sales-type or direct-financing); or

•	All other leases that do not meet the criteria as sales-type or direct financing leases (operating).

F-1
4

The Company’s leases are classified as operating leases in accordance with relevant accounting guidelines, and the related revenue is recognized on a straight-line basis. Upon the termination or vacation of a tenant lease, the associated straight-line rent receivable is written off.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts
; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk.
Restricted Cash
As of December 31, 2021, restricted cash consisted of $94.2 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company must distribute annually at least
90%

of its taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gains) to its shareholders. A REIT is subject to U.S. federal income tax on undistributed REIT taxable income and net capital gains, and may be subject to 21% corporate income tax and a 4% excise tax. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of December 31, 2021, the Company had three
active TRSs:
the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and uses one domestic TRS to hold the senior portion of the commercial mortgage loans.
 No income tax provision was included in the consolidated financial statements as there was no income tax expense due to the timing of acquisition.

The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions.
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
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1.0 billion or January 31, 2023.

F-1
5

As of December 31, 2021, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. Such costs became the Company’s liability on January 31, 2018, the date as of which the Initial Public Offering was declared effective. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheet as of December 31, 2021 and 2020.
Offering costs are currently charged to equity as such amounts are incurred. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $0.7 million, $0.6 million and $0.8 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of the International Affiliated Funds income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of approximately $
(2.4
)
 million
,
$2.5 million and $
(0.4
) million
, respectively, for the years ended December 31, 2021, 2020 and 2019.
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
Recent Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board (“FASB”) issued ASU
2021-05—Leases
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
20
16-02
or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments.

F-1
6

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of
COVID-19
on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the
COVID-19
pandemic for the year ended December 31, 2021.
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
The amendments in this ASU
2020-04
apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Management has assessed the impact of the guidance and has determined that the guidance does not have a material impact to the Company.

F-1
7

Note 3. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2021	December 31, 2020

Building and building improvements	$778,324	$383,093
Land and land improvements	166,944	79,813
Furniture, fixtures and equipment	9,976	3,692

Total	955,244	466,598
Accumulated depreciation	(45,412)	(26,671)

Investments in real estate, net	$909,832	$439,927

For the years ended December 31, 2021, 2020 and 2019, Depreciation Expense was $18.7 million, $12.0 million and $9.6 million, respectively.
During the year ended December 31, 2021, the Company acquired 274 interest
s

in real property investments, which were comprised of

one office, two industrial, three multifamily, 11 healthcare, and 257 single family housing
investments. These property acquisitions have been accounted for as asset acquisitions.
The following table provides details of the properties acquired during the year ended December 31, 2021 ($ in thousands)
:

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Purchase Price

2945 Wilderness Place	100%	1	Boulder, CO	Healthcare	January , 2021	12,523
Pacific Court	100%	1	San Diego, CA	Healthcare	May , 2021	45,858
Hillcroft Medical Clinic	100%	1	Sugarland, TX	Healthcare	June , 2021	12,079
Brookson Flats	100%	1	Huntersville, NC	Multifamily	June , 2021	72,158
Bucks Town Medical Campus I	100%	5	Philadelphia, PA	Healthcare	September , 2021	25,817
Perimeter’s Edge	100%	1	Raleigh, NC	Office	September , 2021	21,431
Bucks Town Medical Campus II	100%	2	Langhorne , PA	Healthcare	October , 2021	15,767
620 Roseville Parkway	100%	1	Roseville, CA	Healthcare	October , 2021	32,901
Signature at Hartwell	97%	1	Seneca, SC	Multifamily	November, 2021	53,155
10850 Train Court	100%	1	Houston, TX	Industrial	December , 2021	13,697
5501 Mid Cities Parkway	100%	1	San Antonio, TX	Industrial	December , 2021	11,842
The Reserve at Stonebridge Ranch	100%	1	McKinney, TX	Multifamily	December , 2021	91,241
Single Family Rentals	100%	257	Various	Single Family Housing	Various	91,707

		274				500,176

(1)	Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.

F-1
8

The following table provides details of the properties acquired during the year ended December 31, 2020 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price (1)
National Street	100%	1	Boston, MA	Industrial	November 2020	$52,880
Locust Grove	100%	1	Atlanta, GA	Healthcare	November 2020	10,157
Linden Oaks	100%	1	Chicago, IL	Healthcare	November 2020	11,299
Rittiman West 6 and 7	100%	2	San Antonio, TX	Industrial	December 2020	11,171

		5				$85,507

(1)	Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
During the year ended December 31, 20
20
, the Company acquired five properties, including three industrial and two healthcare properties. These property acquisitions have been accounted for as asset acquisitions.
The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2021 and 2020 ($ in thousands):

	2021	2020

Building and building improvements	$388,116	$58,669
Land and land improvements	86,838	18,716
In-place lease intangibles	22,522	5,429
Furniture, fixtures, equipment	6,092	—
Leasing commissions	8,548	1,749
Other intangibles	(11,940)	944

Total purchase price	$500,176	$85,507
Assumed debt (1)	(29,500)	—
Net purchase price	$470,676	$85,507

(1)	Refer to Note 9 for additional details on the Company’s debt, which includes mortgages payable.

F-1
9

Note 4. Investments in Real Estate-Related Securities
As of December 31, 2021 and 2020, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-traded REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

F-
20

The following table summarizes the Investments in Real-Estate-Related Securities as of December 31, 2021 ($ in thousands):

Investments in Real Estate- Related Securities
Balance as of December 31, 2020	$40,052
Additions	60,129
Disposals	(26,747)
Unrealized gains	16,844
Realized gains	3,692

Balance as of December 31, 2021	$93,970

The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Unrealized gains	$16,844	$2,246	$3,440
Realized gains (losses)	3,692	(3,933)	2,740
Dividend income	1,935	1,202	1,116

Realized and unrealized income (loss) from real estate-related securities	$22,471	$(485)	$7,296

Note
5
.
 Investments in Real Estate Debt
The following tables detail the Company’s Investments in real estate debt ($ in thousands):

12/31/2021
Type of Security / Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.02%	5/13/2042	3,219	3,300	3,300
CMBS - Floating	2.10%	1/16/2037	10,976	10,880	10,883

Total	2.54%	4/2/2038	14,195	14,180	14,183

(1)	weighted by face amount
(2)	stated legal maturity; expected maturity is earlier and not the same
The following table details the collateral type of the properties securing the Company’s investments in real estate debt ($ in thousands):

	December 31, 2021
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value
Office	2,497	2,496	17.6%
Industrial	5,163	5,163	36.4%
Retail	1,791	1,792	12.6%
NNN	1,513	1,511	10.7%
Life Science	1,428	1,426	10.1%
Diversified	1,788	1,795	12.6%

Total	14,180	14,183	100.0%

The following table details the credit rating of the Company’s investments in real estate debt ($ in thousands):

	December 31, 2021
Credit Rating	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	1,788	1,795	12.6%
A	996	996	7.0%
BBB	11,396	11,392	80.4%

Total	14,180	14,183	100.0%

Investments in Real Estate Debt

Balance as of December 31, 2020	$—
Additions	14,180
Unrealized gains	3
Balance as of December 31, 2021	$14,183
Note 6. Investment in International Affiliated Funds
Investment in ECF
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
Subsequently on December 3, 2021 the Company increased its commitment by $51.0 million (€45.0 million). As of December 31, 2021, the Company has fully satisfied both commitments.
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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of December 31, 2021 ($ in thousands):

Investment in ECF

Balance as of December 31, 2020	$29,803
Contribution	50,971
Income distributions	(795)
Income from equity investment in unconsolidated international affiliated fund	1,525
Foreign currency translation adjustment	(2,407)

Balance as of December 31, 2021	$79,097

Income (Loss) from

Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2021, 2020 and 2019, was $
1.5
 million, ($
0.2
) million, and $
0.5
 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an
open-end,
U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
On November 9, 2018 the Company entered into a subscription agreement to invest $10.0 million into APCF. Subsequently, on September 11, 2019 and January 6, 2021 the Company increased its commitment by
$20.0
million each, bringing its total commitment to
$50.0
million. As of December 31, 2021, the Company has fully funded its total commitment of
$50.0 million. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of December 31, 2021 ($ in thousands):

Investment in APCF
Balance as of December 31, 2020	$21,205
Contributions	30,145
Income distribution s	(314)
Income from equity investment in unconsolidated international affiliated fund	912

Balance as of December 31, 2021	$51,948

Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2021 and 2020 and 2019 was
$
0.9
 millio
n
, $
2.0
 million and ($
0.3
) million, respectively.
Note
7
. Investment in Commercial Mortgage Loan
On March 28, 2019, the Company originated a loan to finance the acquisition and renovation of an industrial property in Maspeth, New York on a 60%
loan-to-cost
basis amounting to $46.0 million. On June 6, 2019, the Company sold the senior portion of the loan for $34.3 million to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $34.0 million, which is net of disposition fees. Subsequently, in November 2020, the outstanding balance of the subordinate mortgage loan was paid off in full, and the Company received $14.4 million.
On November 9, 2021 we originated a floating rate senior mortgage and mezzanine loan to finance the acquisition of an office property in Farmington, Massachusetts, amounting to $63.0 million and have committed to fund an additional $30.4 million for future renovations of the property. On November 16, 2021 we originated a second floating rate senior mortgage and mezzanine loan in the amount of $77.5 million to finance the acquisition of a multi-family property in Seattle, Washington, with additional commitments to fund $11.1 million for future renovations.
For the year ended December, 31, 2021 and 2020 the Company recognized interest income from its investment in its commercial mortgage loan of
$1.9
 million and $
0.8
million respectively. For the years ended December 31, 2021 and 2020, the Company did no
t
 record any unrealized gains or losses on its commercial mortgage loan.

The following is a reconciliation of the beginning and ending balances for the Company’s investment in commercial mortgage loan
s
for the year ended December 31, 20
21
($ in thousands):

Investment in Commercial Mortgage Loan s
Balance as of January 1, 202 1	$—
Loan originations	140,512

Balance as of December 31, 202 1	$140,512

F-2
2

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
Note
8
. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$53,031	$31,393
Above-market lease intangibles	493	167
Leasing commissions	20,559	12,877
Other intangibles	5,666	2,085

Total intangible assets	79,749	46,522
Accumulated amortization:
In-place lease intangibles	(16,282)	(10,402)
Above-market lease intangibles	(77)	(38)
Leasing commissions	(5,055)	(3,070)
Other intangibles	(862)	(284)

Total accumulated amortization	(22,276)	(13,794)

Intangible assets, net	$57,473	$32,728

Intangible liabilities:
Below-market lease intangibles	$(25,841)	$(9,750)
Accumulated amortization	3,319	1,249

Intangible liabilities, net	$(22,522)	$(8,501)

Amortization expense relating to intangible assets was $8.5 million, $4.3 million and $4.4 million, respectively, for the years ended December 31, 2021, 2020, and 2019.
Amortization expense recorded against rental revenue was
$2.1
million
$0.7 million, and $0.5 million, respectively, for the years ended December 31, 2021, 2020, and 2019.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Lease Market Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2022	$11,534	$57	$2,326	$889	$(2,935)
2023	5,306	54	2,471	847	(2,846)
2024	5,122	54	2,406	829	(2,788)
2025	3,922	54	1,986	623	(2,458)
2026	2,444	54	1,518	370	(2,216)
Thereafter	8,421	143	4,797	1,246	(9,279)

Total	$36,749	$416	$15,504	$4,804	$(22,522)

F-2
3

The weighted-average amortization periods for the acquired
in-place
lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 7,

6,

7
, 6 and 13 years, respectively.
Note
9
. Credit Facility and Mortgages Payable
Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“
Credit
Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provides for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”). Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted
30-day
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to
USD-LIBOR
for use in derivatives and other financial contracts that are currently indexed to
USD-LIBOR.
The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

F-2
4

The following is a summary of the Credit Facility ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Interest Rate		Maturity Date	Maximum Facility Size	December 31, 2021	December 31, 2020
Revolving facility	L+applicable margin	(1)	September 30, 202 4	$235,000	$163,000	$129,277
DDTL Facility	L+applicable margin	(1)	September 30, 2026	100,000	75,000	—
Totals				$335,000	$238,000	$129,277
(1) The applicable margin ranges from
1.30
% to
1.90
% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The weighted-average interest rate for the years ended December 31, 2021 and 2020, was
1.9
% and
3.0
%, respectively. The rate as of December 31, 2021 was 1.37%.

As of December 31, 2021 and 2020, the Company had $238.0 million and $129.3 million, respectively, in borrowings and had an outstanding accrued interest of $0.2 million and
$0.1
million, respectively. For the years ended
December 31, 2021, 2020 and 2019, the Company incurred $1.9 million, $1.7 million and $3.9 million, respectively, in Interest Expense.
As of December 31, 2021, the Company was in compliance with all loan covenants.
Mortgages Payable
The following
table is a summary of the Company’s Mortgages Payable secured by the Company’s properties ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount	December 31, 2021	December 31, 2020

Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance	3.15%	12/01/26	$48,000	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750	—
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500

Total fixed rate mortgages					106,250	48,000
Deferred financing costs, net					(636)	(426)

Mortgages payable, net					$105,614	$47,574

For each of the years ended December 31, 2021, 2020 and 2019, the Company incurred
$1.9 million
,
$1.5 million

and $0.2 million in interest expense, respectively.
The
following table presents the future principal payments due under the Credit Facility and Mortgages Payable as of December 31, 2021 ($ in thousands):

Year	Credit Facility	Mortgage Payable	Total

2022	$—	$—	$—
2023	—	—	—
2024	163,000	—	163,000
2025	—	—	—
2026	75,000	48,000	123,000
Thereafter	—	58,250	58,250

Total	$238,000	$106,250	$344,250

F-2
5

Note
1
0
. Other Assets and Other Liabilities
The following table summarizes the
components
of Other Assets ($ in thousands):

	December 31, 2021	December 31, 2020
Straight-line rent receivable	$6,451	$4,196
Receivables	3,245	2,072
Prepaid expenses	1,154	407
Deferred financing costs on credit facility, net	1,710	368
Other	7,985	94

Total	$20,545	$7,137

The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	December 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$5,733	$1,598
Real estate taxes payable	3,072	1,996
Prepaid rental income	2,213	1,440
Tenant security deposits	2,010	1,117
Accrued interest expense	462	247
Other	1,320	612

Total	$14,810	$7,010

Note 1
1
. Related Party Transactions
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
The Advisor will receive fees and compensation, payable monthly in arrears, in connection with the offering and ongoing management of the assets of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Annual Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
As of December 31, 2021 and 2020, the Company had accrued advisory fees of approximately $1.2 million and $0.3 million, respectively, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, the Company had incurred advisory fee expense of $7.0 million, $2.9 million and
,
$2.1 million, respectively.

F-2
6

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
During the year ended December 31, 2020, the Company engaged NexCore Companies LLC (“NexCore”), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company paid approximately $0.1 million in management fees to NexCore during the year ended December 31, 2021. The Company did not pay any management fees to NexCore during the year ended December 31, 2020.
Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals. The Company paid approximately $
0.4

million, in acquisition fees to Nexcore during the
year
ended
December
 3
1
, 2021. The Company did not pay any acquisition fees to NexCore during the year
ended
December
 3
1
, 2020. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company entered in three joint venture arrangements with NexCore during the year ended December 31, 2021 and have not incurred any promote payments.
On July 27, 2021, the Company entered in an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist the Company in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, the Company committed $100.0 million to acquire single family rentals identified by Sparrow. The Company incurred approximately $111,200 and $30,800 in asset and property management fees, respectively, related to Sparrow during the year ended December 31, 2021.
On August 23, 2021, the Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services described below in connection with certain of our real estate investments (the “Agreement”).
For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project;
provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs.

No fees have been incurred by the Company as of December 31, 2021.
In addition, Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Initial Public Offering and
Follow-on
Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. As of December 31, 2021 and 2020, the Company had accrued $25.4 million and $4.7 million, respectively, of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.

F-2
7

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85% (1)	0.85%	0.25%	—

(1)
Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.

The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held within such account would exceed, in the aggregate, 8.75%
of the sum of the gross proceeds from the sale of such shares and the aggregate gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto (or, solely with respect to the Class T shares, a lower limit set forth in an agreement between the Dealer Manager and the applicable participating broker-dealer in effect on the date that such shares were sold). At the end of such month, each Class T share, Class S share and Class D share held in a stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There is not a stockholder servicing fee with respect to Class I shares or Class N shares.
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
Other Related Party Transactions
The following table summarizes the components of Due to Affiliates for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Accrued stockholder servicing fees (1)	$25,358	$4,726
Advanced organization and offering costs	4,648	4,648

Total	$30,006	$9,374

F-2
8

(1)
The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2021, the Company accrued approximately
 $
25.4 million
of stockholder servicing fees payable to the Dealer Manager related to Class T, Class S and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, amount other things, for the re-allowance
of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2054 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a
35-year
period from the date of issuance and seven years

for Class T shares and Class S shares from date of issuance.

See “Note 1
5
. Equity and Redeemable Non-controlling Interest” for additional information related to TIAA’s purchase of $300.0 million Class N shares of the Company’s common stock through its wholly owned subsidiary.
See “Note
6
. Investment in International Affiliated Funds” for additional information related to the Company’s investment in International Affiliated Funds.
Note 1
2
. Economic Dependency
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
Note
1
3
. Risks and Contingencies
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of December 31, 2021 for the Company’s direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract.

During the year ended December 31, 202
1
, the Company pursued litigation with a tenant in lease default at one of its office properties in an effort to recover the outstanding balance due to the Company. A settlement agreement was reached between the Company and the tenant in default, and accordingly, the Company is entitled to receive $
0.4
million in upfront settlement proceeds paid by the tenant, with an additional $0.5 million to be received in 36 equal installments beginning September 1, 2021.
Other than that, the Company does not have any other material exposure to r
e
nt co
ncessi
ons, tenant defaults or loan defaults. The duration and extent of
COVID-19
over the long-term cannot be reasonably estimated at this time. The ultimate impact of the
COVID-19
pandemic and the extent to which the
COVID-19
pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Concentrations of risk may arise when a number of properties are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. Additionally, concentrations of risk may arise if any one tenant comprises a significant amount of the Company’s rent, or if tenants are concentrated in a particular industry.
As of December 31, 2021, the Company had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. Moreover, the Company’s tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months. Based on the Company’s assessment, no triggers have been met for the impairment of its investments as of December 31, 2021.
The Company’s investment in the International Affiliated Funds have been similarly and negatively impacted by
C
OVID-19
in the foreign countries where their investments are located. The duration and extent of
COVID-19
over the long-term cannot be reasonably estimated at this time. The ultimate impact of
COVID-19
and the extent to which
COVID-19
impacts the Company will depend on future developments.

F-2
9

The Company’s investments in real estate-related securities may also be negatively impacted by uncertainty surrounding the
COVID-19
pandemic. Market volatility and economic uncertainty surrounding
COVID-19
may lead to fluctuations in market pricing, which has the ability to adversely impact the fair value of the Company’s investments in real estate-related securities. The duration and extent to which the
COVID-19
pandemic impacts the Company’s investments in real estate-related securities cannot be reasonably estimated at this time.
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

Note 1
4
. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the years ended December 31, 2021, 2020 and 2019, was
$56.6 million, $38.4 million and $30.8 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments through the non-cancelable
lease term, excluding short-term multifamily investments are as follows ($ in thousands):

Year	Future Minimum Rent

2022	$38,303
2023	37,285
2024	36,877
2025	31,355
2026	23,193
Thereafter	70,264

Total	$237,277

Certain
leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume as defined in the lease agreement.
During the years ended December 31, 2021 and 2020 the Company did not have material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic.
F-
30

Note 1
5
. Equity
Authorized Capital
As of December 31, 2021, the Company had authority to issue a total of 2,200,000,000 shares of capital stock, consisting of the following:

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
Common Stock
As of December 31, 2021, the Company had issued and outstanding 9,201,452 shares of Class T common stock, 23,809,171 shares of Class S common stock, 4,648,665 shares of Class D common stock, 31,460,729 shares of Class I common stock, and 29,730,608 shares of Class N common stock.

F-3
1

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) for the years ended December 31, 2021, 2020 and 2019:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
January 1, 2019	—	—	26	186	29,731	29,943
Common Stock Issued	1,375	70	544	1,774	—	3,763
Distribution Reinvestment	2	—	3	9	—	14
Vested Stock	—	—	—	7	—	7
Common Stock Repurchased	—	—	—	(10)	—	(10)
December 31, 2019	1,377	70	573	1,966	29,731	33,717
Common Stock Issued	1,818	2,734	819	2,577	—	7,948
Distribution Reinvestment	68	30	36	60	—	194
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(15)	(2)	(22)	(148)	—	(187)
December 31, 2020	3,248	2,832	1,406	4,461	29,731	41,678
Common Stock Issued	5,862	20,802	3,219	26,890	—	56,773
Distribution Reinvestment	114	223	54	283	—	674
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(23)	(48)	(30)	(180)	—	(281)

December 31, 202 1	9,201	23,809	4,649	31,460	29,731	98,850

TIAA has purchased $300
million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, beginning on January 31, 2023, TIAA may submit a portion of its Class N shares for repurchase, provided that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of our class N shares shall not be less than $300 million. Beginning on January 31, 2025, TIAA may submit all of its remaining shares for repurchase, provided that provided that TIAA must continue to maintain ownership of the
$200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor.
Restricted Stock Grants
The Company’s independent directors are compensated with an annual retainer, of which 25.0% is paid in the form of an annual grant of restricted stock based on the most recent transaction price.
The restricted stock is granted on the first business day following the annual meeting of stockholders (the “Annual Meeting”).
The restricted stock generally vests one year from the date of grant
.
 The Company accrued approximately $67,500 and $61,875 of expense for years ended December 31, 2021 and 2020, respectively, in connection with restricted stock portion of director compensation, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby holders of Class T, Class S, Class D and Class I shares (other than investors in certain states or who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in

F-3
2

the distribution reinvestment plan and will receive their distributions in cash. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan or are residents of those states that do not allow automatic enrollment will receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class I shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distribution on a monthly basis. As of December 31, 202
1
, the Company has accrued $5.3 million in Distribution Payable on the Consolidated Balance Sheets for the December distributions.
Each class of common stock receives the same gross distribution per share, which was $0.7447 per share for the year ended December 31, 202
1
. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient of such stockholder servicing fee.
The following table details the net distribution for each of our share classes for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.7447	$0.7447	$0.7447	$0.7447	$0.7447
Advisory fee per share of common stock	(0.1321)	(0.1311)	(0.1330)	(0.1328)	(0.0708)
Stockholder servicing fee per share of common stock	(0.0978)	(0.0971)	(0.0289)	—	—

Net distribution per share of common stock	$0.5148	$0.5165	$0.5828	$0.6119	$0.6739

The following table details the net distribution for each of our share classes for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6840	$0.6840	$0.6840	$0.6840	$0.6840
Advisory fee per share of common stock	(0.1143)	(0.1214)	(0.1120)	(0.1081)	(0.0569)
Stockholder servicing fee per share of common stock	(0.0919)	(0.0845)	(0.0324)	—	—

Net distribution per share of common stock	$0.4778	$0.4781	$0.5396	$0.5759	$0.6271

F-3
3

The following table details the net distribution for each of our share classes for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock (1)	$0.5689	$0.0579	$0.5689	$0.5689	$0.5689
Advisory fee per share of common stock	(0.1190)	(0.0102)	(0.1200)	(0.1202)	(0.0632)
Stockholder servicing fee per share of common stock	(0.0898)	(0.0078)	(0.0265)	—	—

Net distribution per share of common stock	$0.3601	$0.0399	$0.4224	$0.4487	$0.5057

(1)	The Company did not sell any Class T or Class S shares prior to January 2019 and December 2019, respectively, thus no distributions were declared for Class T or Class S prior to such date.
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
For year ended December 31, 2021, the Company repurchased shares for $3.2 million. The
C
ompany had
no
unfulfilled repurchase requests during the year ended December 31, 2021.
Redeemable
Non-controlling
Interest
The Company’s affiliated partner has a redeemable
non-controlling
interest in the joint venture due to crystallization rights, which allows the partner to trigger the payment on the promote. The Redeemable
Non-controlling
Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at December 31, 2021, the Company recorded an allocation adjustment of $0.3 million between Additional paid-in-capital and Redeemable non-controlling interest.

F-3
4

Note 1
6
. Segment Reporting
The Company operates in ten

reportable segments: industrial properties, multifamily properties, retail properties, office properties, healthcare properties real estate-related securities, International Affiliated Funds, commercial mortgage loans, single family housing and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that Segment Net Operating Income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020

Multifamily	$303,852	$91,355
Industrial	186,502	167,518
Healthcare	185,953	61,397
Office	125,563	72,810
Single Family Housing	100,039	—
Retail	82,791	86,154
Commercial Mortgage Loan	140,512	—
International Affiliated Funds	131,046	51,008
Real Estate-Related Securities	108,153	40,052
Other (Corporate)	133,726	16,229

Total assets	$1,498,137	$586,523

F-3
5

The following table sets forth the financial results by segment for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Rental revenues
Multifamily	$13,314	$9,351	$9,215
Industrial	14,830	10,381	8,464
Healthcare	11,788	4,372	146
Office	9,229	7,470	6,071
Retail	7,215	6,783	6,912
Single Family Housing	231	—	—

Total rental revenues	56,607	38,357	30,808
Property operating expenses
Multifamily	5,765	4,520	4,555
Industrial	4,769	2,915	2,578
Healthcare	2,760	1,010	23
Office	2,611	2,123	1,585
Retail	1,480	1,355	1,238
Single Family Housing	778	—	—
Total property operating expenses	18,163	11,923	9,979
D epreciation and A mortization	29,088	17,478	14,171
Income from commercial mortgage loans	1,913	890	1,455
Realized and unrealized income from real estate-related securities	22,474	(485)	7,296
Income from equity investment in unconsolidated international affiliated funds	2,435	1,851	270
General and administrative expenses	(3,796)	(3,538)	(3,502)
Advisory fee due to affiliate	(8,781)	(3,326)	(2,100)
Interest income	207	155	161
Interest expense	(4,705)	(3,778)	(4,534)
Net income	$19,103	$725	$5,704
Net income attributable to non-controlling interest in third party joint venture	5	—	—
Net income attributable to Series A preferred stock	19	18	15

Net income attributable to common stockholders	$19,079	$707	$5,689

F-3
6

Note 17. Subsequent Events
Distributions

Status of the Offering
On January 1, 202
2
the Company sold approximately $99,117,005 of common stock (819,187 Class T shares, 2,324,937 Class S shares, 753,020 Class D shares & 4,241,263 Class I shares) at a purchase price of $12.21 for Class T, $12.07 for Class S, $12.25 for Class D, and $12.22 for Class I.
On February 1, 202
2
,
the Company sold approximately $75,846,392 of common stock

(
2,787,920 Class T shares, 613,377 Class S shares, 484,402
Class D shares and 2,526,183 Class I shares) at a purchase price of
$12.57 for Class T, $12.44 for Class S, $12.63
for Class D and $12.59 for Class I.
On March 1, 202
2
,
the Company sold approximately $119,896,158 of common stock
(
2,357,547 Class T shares, 1,165,682 Class S shares, 409,976
Class D shares and 5,383,133 Class I shares) at a purchase price of
$12.65 for Class T, $12.52 for Class S, $12.68
for Class D and $12.66 for Class I.

Investment Activity
In January 2022, the Company acquired a 100% interest in the Lakeland Industrial portfolio, a core-plus portfolio of five Class A and B infill industrial assets, well located in the high-growth Sun Belt markets of Tampa and Lakeland, Florida for a purchase price of $54.9 million.
In March 2022, the Company acquired a 100%
interest in 610 Loop, a five property in-fill industrial portfolio in Houston, for a purchase price of
 $76.1 million.
In March 2022, the Company sold the senior portion of our commercial mortgage loan used to finance the acquisition of an office property in Massachusetts for $47.4 million.
In March 2022, the Company originated a floating-rate senior mortgage and mezzanine loan amounting to $91.7 million, to finance the acquisition of five garden-style apartment communities located in Tucson, Arizona.

F-3
7

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)
Schedule III

				Initial Costs			Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Land	Building and Improvements	Costs Capitalized Subsquent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora IL	Multi-Family	2013	2017	5,894	44,713	721	5,965	45,364	51,328	(5,179)	15 - 40 years
Phoenix, AZ	Industrial	1998	2017	3,891	11,337	202	3,891	11,539	15,430	(1,401)	15 - 40 years
Denver & Golden, CO	Industrial	Various	2017	8,773	38,496	735	8,773	39,231	48,004	(5,065)	15 - 40 years
Austin, TX	Multi-Family	2017	2018	4,472	25,598	118	4,472	25,716	30,188	(2,784)	15 - 40 years
Atlanta, GA	Office	1970	2018	8,385	36,319	580	8,385	36,899	45,284	(3,750)	15 - 40 years
Houston, TX	Retail	2016	2018	10,708	74,419	234	10,708	74,653	85,361	(8,129)	15 - 40 years
Henderson, NV	Industrial	2017	2018	4,475	18,316	—	4,538	18,096	22,635	(1,754)	15 - 40 years
Salt Lake City, UT	Office	2017	2019	3,964	32,945	108	3,964	33,054	37,017	(3,251)	15 - 40 years
Moreno Valley, CA	Industrial	1993	2019	4,376	13,157	520	4,376	13,677	18,053	(1,230)	15 - 40 years
San Antonio, TX	Healthcare	1972	2019	6,124	26,338	819	6,124	27,157	33,281	(2,602)	15 - 40 years
Boston, MA	Industrial	1973	2020	11,612	36,842	4	11,612	36,846	48,458	(1,492)	15 - 40 years
Atlanta, GA (Other)	Healthcare	2017	2020	1,422	7,795	4	1,422	7,799	9,221	(395)	15 - 40 years
Chicago, IL	Healthcare	1986	2020	2,867	6,903	9	2,867	6,912	9,779	(496)	15 - 40 years
San Antonio, TX (Industrial)	Industrial	1983	2020	2,815	7,129	54	2,815	7,183	9,998	(303)	15 - 40 years
Boulder, CO	Healthcare	1984	2021	3,645	7,895	13	3,645	7,908	11,553	(395)	15 - 40 years
Sugar Land, TX	Healthcare	2007	2021	3,129	9,200	—	3,129	9,200	12,329	(208)	15 - 40 years
Huntersville, NC	Multi-Family	2016	2021	6,552	61,509	143	6,552	61,653	68,204	(888)	15 - 40 years
San Diego, CA	Healthcare	1996	2021	10,586	36,814	3,656	10,586	40,470	51,056	(1,173)	15 - 40 years
Morrisville, NC	Office	1990	2021	3,953	16,390	—	3,953	15,675	19,628	(320)	15 - 40 years
Langhome, PA	Healthcare	1987	2021	6,918	16,947	1,040	6,918	17,987	24,905	(606)	15 - 40 years
Langhome, PA	Healthcare	1988	2021	3,714	9,830	52	3,714	9,883	13,597	(110)	15 - 40 years
Roseville, CA	Healthcare	1996	2021	3,464	24,439	530	3,464	24,969	28,433	(322)	15 - 40 years
McKinney, TX	Multi-Family	2002	2021	7,903	78,125	—	7,903	78,125	86,028	(90)	15 - 40years
Houston, TX	Industrial	2003	2021	2,056	11,315	—	2,056	11,315	13,372	(49)	15 - 40 years
Schertz, TX	Industrial	2007	2021	3,037	7,856	—	3,037	7,856	10,893	(40)	15 - 40 years
Seneca, SC	Multi-Family	2021	2021	5,004	42,994	—	5,004	42,994	47,998	(128)	15 - 40 years
Various	Single-Family	Various	2021	26,878	64,797	1,561	27,071	66,163	93,235	(397)	15 - 40 years

(a)	The aggregate cost for federal income tax purposes at December 31, 2021 was approximately $979.6 million.
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $10.0 million. Accumulated Depreciation does not include $2.9 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2021, 2020 and 2019, are as follows ($ in thousands):

Rental Properties	202 1	20 20	201 9
Balance at beginning of period	$462,849	$384,260	$296,073
Additions	482,419	78,589	88,187

Balance at end of period	$945,268	$462,849	$384,260

Accumulated Depreciation	202 1	20 20	201 9
Balance at beginning of period	$24,737	$13,431	$4,498
Additions	17,820	11,306	8,933

Balance at end of period	$42,557	$24,737	$13,431

F-3
8