Form 10-Q
period 2022-03-31
Nuveen Global Cities REIT, Inc.
filed 2022-05-13
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2022, there were 13,646,368 outstanding shares of Class T common stock, 36,115,045 outstanding shares of Class S common stock, 7,420,978 outstanding shares of Class D common stock, 58,000,588 outstanding shares of Class I common stock, and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,033,587	$909,832
Investments in real estate-related securities, at fair value	102,737	93,970
Investments in international affiliated funds	129,356	131,046
Cash and cash equivalents	116,971	36,163
Investment in commercial mortgage loans, at fair value	233,637	140,512
Investments in real estate debt, at fair value	59,354	14,183
Restricted cash	156,607	94,413
Intangible assets, net	61,756	57,473
Other assets	13,930	20,545
Total assets	$1,907,935	$1,498,137
Liabilities and Equity
Credit facility	$270,000	$238,000
Subscriptions received in advance	156,146	100,778
Mortgages payable, net	105,644	105,614
Loan participation, at fair value	47,803	—
Due to affiliates	35,074	30,006
Intangible liabilities, net	24,211	22,522
Accounts payable, accrued expenses, and other liabilities	23,253	14,810
Distributions payable	6,822	5,323
Total liabilities	668,953	517,053
Redeemable non-controlling interest	276	258
Equity
Series A Preferred Stock	126	126
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 11,849,851 and 9,201,452 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	119	92
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 30,913,220 and 23,809,171 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	310	238
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 6,301,746 and 4,648,665 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	62	46
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 43,743,078 and 31,460,729 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	439	316
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at March 31, 2022 and December 31, 2021	297	297
Additional paid-in capital	1,329,491	1,043,073
Accumulated deficit and cumulative distributions	(90,787)	(63,958)

Accumulated other comprehensive loss	(2,205)	(239)
Total stockholder's equity	1,237,852	979,991
Non-controlling interest attributable to third party joint venture	854	835
Total equity	1,238,706	980,826
Total liabilities and equity	$1,907,935	$1,498,137
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$21,668	$11,262
Income from commercial mortgage loans	1,995	—
Total revenues	23,663	11,262
Expenses
Rental property operating	7,561	3,514
General and administrative	2,096	1,057
Advisory fee due to affiliate	4,706	1,064
Depreciation and amortization	12,367	5,484
Total expenses	26,730	11,119
Other income (expense)
Realized and unrealized (loss) income from real estate-related securities	(3,404)	2,881
Realized and unrealized loss from real estate debt	(706)	—
Income from equity investments in unconsolidated international affiliated funds	859	689
Interest income	330	60
Interest expense	(1,796)	(943)
Total other income (expense)	(4,717)	2,687
Net (loss) income	$(7,784)	$2,830
Net income attributable to non-controlling interest in third party joint venture	19	—
Net income attributable to preferred stock	4	8
Net (loss) income attributable to common stockholders	$(7,807)	$2,822
Net (loss) income per share of common stock - basic and diluted	$(0.07)	$0.06
Weighted-average shares of common stock outstanding, basic and diluted	114,256,504	43,986,617
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(7,784)	$2,830
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,966)	(1,261)
Comprehensive (loss) income	(9,750)	1,569
Comprehensive income attributable to non-controlling interest in third party joint venture	19	—
Comprehensive income attributable to preferred stock	4	8
Comprehensive (loss) income attributable to common stockholders	$(9,773)	$1,561
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (unaudited)
(in thousands, except share data)

Three Months Ended September 30, 2021
.

Three Months Ended September 30, 2020

Three Months Ended March 31, 2022
	Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest Attributable to Third Party Joint Venture	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2021	$126	$92		$238		$46		$316		$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Issuance of 23,687,878 shares of common stock (net of $143 of offering costs)	—	26		70		16		121		—	282,532	—	—	282,765	—	282,765
Distribution reinvestment	—	1		2		—	(a)	2		—	5,869	—	—	5,874	—	5,874
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	—	(a)	—	(2,058)	—	—	(2,058)	—	(2,058)
Amortization of restricted stock grants	—	—		—		—		—		—	93	—	—	93	—	93
Net income (loss)	4	—		—		—		—		—	—	(7,807)	—	(7,803)	19	(7,784)
Distributions on common stock	—	—		—		—		—		—	—	(19,022)	—	(19,022)	—	(19,022)
Distribution on preferred stock	(4)	—		—		—		—		—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(1,966)	(1,966)	—	(1,966)
Allocation to redeemable non-controlling interest	—	—		—		—		—		—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2022	$126	$119		$310		$62		$439		$297	$1,329,491	$(90,787)	$(2,205)	$1,237,852	$854	$1,238,706

(a)Amount is not presented due to rounding; see Note 15.

Three Months Ended March 31, 2021
		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest Attributable to Third Party Joint Venture	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2020	$250	$33		$28		$13		$46		$297	$416,348	$(42,406)	$2,168	$376,777	$—	$376,777
Issuance of 4,230,002 shares of common stock (net of $166 of offering costs)	—	6		19		3		15		—	43,022	—	—	$43,065	—	43,065
Distribution reinvestment	—	—	(a)	—	(a)	—	(a)	—	(a)	—	796	—	—	$796	—	796
Preferred stock redemption	(125)	—		—		—		—		—	—	—	—	$(125)	—	(125)
Amortization of restricted stock grants	—	—		—		—		—		—	17	—	—	$17	—	17
Common stock repurchased	—	—		—		—		—		—	(290)	—	—	$(290)	—	(290)
Net income (loss)	8	—		—		—		—		—	—	2,822	—	$2,830	—	2,830
Distributions on common stock	—	—		—		—		—		—	—	(6,546)	—	$(6,546)	—	(6,546)
Distribution on preferred stock	(4)	—		—		—		—		—	—	—	—	$(4)	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(1,261)	$(1,261)	—	(1,261)
Balance at March 31, 2021	$129	$39		$47		$16		$61		$297	$459,893	$(46,130)	$907	$415,259	$—	$415,259

(a)Amount is not presented due to rounding; see Note 15.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,784)	$2,830
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,367	5,484
Unrealized loss (gain) on changes in fair value of real estate-related securities	7,018	(1,773)
Realized gain on sale of real estate-related securities	(2,929)	(776)
Unrealized loss on changes in fair value of real estate debt	702	—
Realized loss (gain) on sale of real estate debt	4	—
Income from equity investment in unconsolidated international affiliated funds	(859)	(689)
Income distribution from equity investment in unconsolidated international affiliated funds	582	251
Straight line rent adjustment	(617)	(304)
Amortization of above and below-market lease intangibles	(669)	(198)
Amortization of deferred financing costs	195	133
Amortization of restricted stock grants	93	17
Change in assets and liabilities:
Increase in other assets	7,067	319
Increase in accounts payable, accrued expenses, and other liabilities	8,442	630
Net cash provided by operating activities	23,612	5,924
Cash flows from investing activities:
Acquisitions of real estate	(133,733)	(12,510)
Origination and fundings of commercial mortgage loans	(93,125)	—
Capital improvements to real estate	(4,313)	(288)
Purchase of real estate-related securities	(15,783)	(6,840)
Proceeds from sale of real estate-related securities	2,927	6,650
Purchases of real estate debt	(45,877)	—
Net cash used in investing activities	(289,904)	(12,988)
Cash flows from financing activities:
Proceeds from issuance of common stock	186,528	39,775
Repurchase of common stock	(1,395)	(290)
Offering costs paid	(135)	(179)
Borrowings from credit facility	107,000	5,000
Repayments on credit facility	(75,000)	(40,000)
Borrowings from mortgages payable	—	(604)
Proceeds from sale of loan participations	47,803	—
Repurchase of preferred stock	—	(125)

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2022	2021
Distributions to preferred stockholders	(4)	(4)
Subscriptions received in advance	156,146	51,969
Distributions	(11,649)	(6,299)
Net cash provided by financing activities	409,294	49,243
Net increase in cash and cash equivalents and restricted cash during the period	143,002	42,179
Cash and cash equivalents and restricted cash, beginning of period	130,576	15,671
Cash and cash equivalents and restricted cash, end of period	$273,578	$57,850
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$116,971	$5,881
Restricted cash	156,607	51,969
Total cash and cash equivalents and restricted cash	$273,578	$57,850
Supplemental disclosures:
Interest paid	$1,660	$829
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of investments in real estate	$(1,179)	$23
Accrued capital expenditures	$692	$(23)
Non-cash financing activities:
Accrued distributions	$(1,499)	$(246)
Accrued stockholder servicing fees	$4,836	$1,714
Distribution reinvestments	$5,874	$796
Accrued offering costs	$8	$(17)
Allocation to redeemable non-controlling interest	$18	$258
Accrued organization and offering costs due to affiliate	$—	$3
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to consolidated financial statements (Unaudited)
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company's portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business is conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate.
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231), the (“IPO Registration Statement”), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Initial Public Offering”). The IPO Registration Statement was initially declared effective on January 31, 2018 and terminated on July 2, 2021.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
The accompanying condensed consolidated financial statements include the accounts of the Company, the Company's subsidiaries and joint ventures in which the Company has a controlling interest.
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

As of March 31, 2022, and December 31, 2021, the total assets and liabilities of the Company’s consolidated VIE were $59.5 million and $30.0 million, and $53.5 million and $29.7 million, respectively. Such amounts are included on the Company’ Consolidated Balance Sheets.

The Company has limited contractual rights to obtain the financial records of its consolidated single family housing portfolio from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 25 days after the end of any given period. As a result, single-family rental activities are generally included in the Company's consolidated financial statements on a one month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.

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
The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-

market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
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
The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets are reduced to their fair value or fair value, less cost to sell if classified as held for sale. During the periods presented, no such impairment occurred.
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
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of commercial mortgage-backed securities (“CMBS”). The Company classifies the securities as trading securities and records such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations.
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
Investment in Commercial Mortgage Loans
The Company has originated multiple commercial mortgage loans and elected the fair value option for each. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loans were stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans were valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value was based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
The income from the commercial mortgage loans represents interest income and origination fee income, which is reported as income from commercial mortgage loan on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain (Loss) on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
In the event of a partial or whole sale of the commercial mortgage loan that qualifies for sale accounting under GAAP, the Company derecognizes the corresponding asset and fees paid as part of the partial or whole sale are recognized on the Company’s Consolidated Statements of Operations.
Senior Loan Participations

In certain instances, the Company finances loans through the non-recourse syndication of a senior loan interest to a third party. Depending on the particular structure of the syndication, the senior loan interest may remain on the Company's Consolidated Balance Sheet or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in consolidated financial statements. When these sales do not qualify for sale accounting under GAAP, the Company reflects the transaction by recording a loan participations liability on the Consolidated Balance Sheet, however this gross presentation does not impact Stockholders’ Equity or Net Income. When the sales are recognized, the Consolidated Balance Sheet only includes the remaining subordinate loan and not the non-consolidated senior interest sold.
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
The Company’s investments in real estate debt are reported at fair value. As of March 31, 2022, the Company’s investments in real estate debt consisted of CMBS, which are securities backed by one or more mortgage loans secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available and has classified as Level 2.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2022				December 31, 2021
	Level I	Level 2	Level 3	Total	Level I	Level 2		Level 3	Total
Assets:
Investments in real estate-related securities	$102,737	$—	$—	$102,737	$93,970	$—		$—	$93,970
Investments in real estate debt	$—	$59,354	$—	$59,354	$—	$14,183		$—	$14,183
Investments in commercial mortgage loans	$—	$—	$233,637	$233,637	$—	$—		$140,512	$140,512
Total	$102,737	$59,354	$233,637	$395,728	$93,970	$14,183		$140,512	$248,665

Liabilities:
Loan participation	$—	$—	$47,803	$47,803	$—	$—		$—	$—
Total	$—	$—	$47,803	$47,803	$—	$—	$—	$—	$—
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans	Loan Participation
Balance as of December 31, 2021	$140,512	$—
Loan Originations	92,350	—
Loan Participation Sold	—	47,803
Additional Fundings	775	—
Balance as of March 31, 2022	$233,637	$47,803
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans and loan participation as of March 31, 2022.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial Mortgage Loans	Various	Cash Equivalency Method	Discount Rate	LIBOR(1) + 1.65% - LIBOR (1) + 5.25%
SOFR (2) + 2.95%
Loan Participation	Various	Cash Equivalency Method	Discount Rate	LIBOR(1) + 1.75%
(1) LIBOR as of March 31, 2022 was 0.2%.
(2) SOFR as of March 31, 2022 was 0.3%.
As of March 31, 2022, the carrying value of the Company's Credit Facility approximated fair value. The fair value of the Company's mortgages payable was $103.9 million and $106.3 million as of March 31, 2022 and December 31, 2021, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
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
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of March 31, 2022, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of March 31, 2022, the Company had $156.6 million of restricted cash. The restricted cash consisted of $0.5 million of tenant security deposits and $156.1 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gains) to its shareholders. A REIT is subject to U.S. federal income tax on undistributed REIT taxable income and net capital gains, and may be subject to 21% corporate income tax and a 4% excise tax. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of March 31, 2022, the Company had three active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds and used one domestic TRS to hold the senior portion of the commercial mortgage loans. No income tax provision was included in the consolidated financial statements.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions.
Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020, which, among other things, made technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA.
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
As of March 31, 2022, the Advisor and its affiliates had incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2022, the Company charged $0.2 million in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $2.0 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
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
Recent Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The amendments in ASU 2021-05 amend the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. Management has adopted the guidance and it did not have a material impact to the financial statements.
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic as of March 31, 2022.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Building and building improvements	$892,391	$778,324
Land and land improvements	184,250	166,944
Furniture, fixtures and equipment	10,045	9,976
Total	1,086,686	955,244
Accumulated depreciation	(53,099)	(45,412)
Investments in real estate, net	$1,033,587	$909,832
For the three months ended March 31, 2022 and 2021, depreciation expense was $7.6 million and $2.9 million, respectively.
During the three months ended March 31, 2022, the Company acquired an interest in two industrial real estate investments and eight single-family rentals.
The following table provides details of the properties acquired during the three months ended March 31, 2022 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
Tampa Lakeland Industrial	100%	3	Tampa, FL	Industrial	January, 2022	54,900
610 Loop - Houston Industrial	100%	5	Houston, TX	Industrial	March, 2022	76,100
Single-Family Rentals	100%	8	Various	Single-Family Housing	Various	2,733
		16				$133,733
(1)    Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2022 ($ in thousands):

	Tampa Lakeland Industrial	610 Loop - Houston Industrial	Single-Family Rentals
Building and building improvements	$43,523	$64,716	$2,119
Land and land improvements	8,011	8,660	612
In-place lease intangibles	2,956	2,531	2
Leasing Commissions	831	1,019	—
Other intangibles	(421)	(826)	—
Total purchase price	$54,900	$76,100	$2,733
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2022 and December 31, 2021, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.

The following table summarizes the Investments in Real Estate-Related Securities as of March 31, 2022 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2021	$93,970
Additions	15,783
Disposals	(2,927)
Unrealized losses	(7,018)
Realized gains	2,929
Balance as of March 31, 2022	$102,737
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Unrealized (losses) gains	$(7,018)	$1,773
Realized (losses) gains	2,929	776
Dividend income	685	332
Total	$(3,404)	$2,881

Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

March 31, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.71%	2/16/2045	$9,287	$9,090	$8,891
CMBS - Floating	2.51%	7/14/2036	51,351	50,965	50,463
Total	2.69%	11/6/2037	$60,638	$60,055	$59,354

December 31, 2021
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.02%	5/13/2042	$3,219	$3,300	$3,300
CMBS - Floating	2.10%	1/16/2037	10,976	10,880	10,883
Total	2.54%	4/02/2038	$14,195	$14,180	$14,183
(1) Weighted by face amount

The following table details the collateral type of the properties securing the Company's investments in real estate debt ($ in thousands):

	March 31, 2022			December 31, 2021
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Office	$10,064	$10,000	16.8%	$2,497	$2,496	17.6%
Industrial	22,302	22,062	37.2%	5,163	5,163	36.4%
Retail	2,977	2,952	5.0%	1,791	1,792	12.6%
NNN	1,514	1,459	2.4%	1,513	1,511	10.7%
Life Science	1,405	1,392	2.3%	1,428	1,426	10.1%
Multifamily	7,282	7,219	12.2%	—	—	—%
Hotel	1,991	1,939	3.3%	—	—	—%
Self-Storage	2,494	2,461	4.1%	—	—	—%
Cold Storage	3,854	3,828	6.5%	—	—	—%
Diversified	6,172	6,042	10.2%	1,788	1,795	12.6%
Total	$60,055	$59,354	100%	$14,180	$14,183	100%

The following table details the credit rating of the Company's investments in real estate debt ($ in thousands):

	March 31, 2022			December 31, 2021
Credit Rating	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$3,091	$3,013	5.1%	$1,788	$1,795	12.6%
AA	1,982	1,970	3.3%	—	—	—%
A	13,217	13,097	22.1%	996	996	7.0%
BBB	39,067	38,571	65.0%	11,396	11,392	80.4%
BB	2,163	2,172	3.6%	—	—	—%
B	535	531	0.9%	—	—	—%
Total	$60,055	$59,354	100%	$14,180	$14,183	100%

Investments in Real Estate Debt
Balance as of December 31, 2021	$14,183
Additions	45,877
Unrealized losses	(702)
Realized losses	(4)
Balance as of March 31, 2022	$59,354
Note 6. Investment in International Affiliated Funds
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
The Company originally committed to invest approximately $28.4 million (€25.0 million) into ECF and subsequently increased its commitment by $51.0 million (€45.0 million). As of March 31, 2022, the Company had fully satisfied both commitments.
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of March 31, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distribution	(463)
Income from equity investment in unconsolidated international affiliated fund	917
Foreign currency translation adjustment	(1,966)
Balance as of March 31, 2022	$77,585
Income (loss) from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.9 million and $(0.2) million for the three months ended March 31, 2022 and 2021, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company committed to invest $10.0 million into APCF and subsequently, twice increased its commitment by $20.0 million, bringing its total commitment to $50.0 million. As of March 31, 2022, the Company has fully funded its total commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of March 31, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distribution	(119)
Loss from equity investment in unconsolidated international affiliated fund	(58)
Balance as of March 31, 2022	$51,771
(Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2022 and 2021 was $(0.1) million and $0.9 million, respectively.
Note 7. Investment in Commercial Mortgage Loans
On November 9, 2021 the Company originated a floating rate senior mortgage and mezzanine loan to finance the acquisition of an office property in Farmington, Massachusetts, amounting to $63.0 million and has committed to fund an additional $30.4 million for future renovations of the property. On November 16, 2021 the Company originated a second floating rate senior mortgage and mezzanine loan in the amount of $76.9 million to finance the acquisition of a multifamily property in Seattle, Washington, with additional commitments to fund $11.1 million for future renovations.
On March 24, 2022, the Company sold the senior portion of a loan to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $47.4 million, which is net of disposition fees. The sale did not qualify for sale accounting under GAAP and as such, the loan was not de-recognized. On March 28, 2022, the Company originated a floating rate senior mortgage and mezzanine loan to finance the acquisition and reposition of five multi-family properties located in Tucson, AZ, amounting to $92.4 million and have committed to fund an additional $9.3 million for future renovations of the property.

For the three months ended March 31, 2022, the Company recognized interest income and loan origination fee income from its investment in its commercial mortgage loans of $2.0 million. As of March 31, 2021, the Company did not have a commercial mortgage loan investment.
The following is a reconciliation of the beginning and ending balances for the Company’s investment in commercial mortgage loans for the three months ended March 31, 2022 ($ in thousands):

Investment in Commercial Mortgage Loans
Balance as of December 31, 2021	$140,512
Loan originations	92,350
Additional fundings	775
Balance as of March 31, 2022	$233,637
Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$58,503	$53,031
Above-market lease intangibles	490	493
Leasing commissions	22,666	20,559
Other intangibles	7,174	5,666
Total intangible assets	88,833	79,749
Accumulated amortization:
In-place lease intangibles	(19,992)	(16,282)
Above-market lease intangibles	(180)	(77)
Leasing commissions	(5,812)	(5,055)
Other intangibles	(1,093)	(862)
Total accumulated amortization	(27,077)	(22,276)
Intangible assets, net	$61,756	$57,473
Intangible liabilities:
Below-market lease intangibles	$(28,303)	$(25,841)
Accumulated amortization	4,092	3,319
Intangible liabilities, net	$(24,211)	$(22,522)
Amortization expense relating to intangible assets was $4.8 million and $1.7 million, respectively, for the three months ended March 31, 2022 and 2021, respectively. Income from the amortization of intangible liabilities was $0.8 million and $0.2 million, respectively, for the three months ended March 31, 2022 and 2021, respectively.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2022 (remaining)	$9,807	$32	$1,995	$846	$(2,526)
2023	6,656	54	2,824	1,123	(3,400)
2024	6,163	54	2,717	1,068	(3,320)
2025	4,658	54	2,287	821	(2,699)
2026	2,992	54	1,789	533	(2,423)
Thereafter	9,385	62	5,242	1,690	(9,843)
	$39,661	$310	$16,854	$6,081	$(24,211)
As of March 31, 2022, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 9, and 12 years, respectively.
Note 9. Credit Facility and Mortgages Payable
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2022	December 31, 2021
Revolving facility	L+applicable margin(1)	September 30, 2024	$235,000	$195,000	$163,000
DDTL Facility	L+applicable margin(1)	September 30, 2026	100,000	75,000	75,000
Totals			$335,000	$270,000	$238,000
(1)    The weighted-average interest rate for the three months ended March 31, 2022 was 1.32%.
As of March 31, 2022, the Company had $270.0 million in borrowings and had outstanding accrued interest of $0.3 million under the Credit Facility. For the three months ended March 31, 2022 and 2021, the Company incurred $0.8 million and $0.4 million in interest expense under the Credit Facility, respectively.
As of March 31, 2022, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount	March 31, 2022	December 31, 2021
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500	29,500
Total fixed rate mortgages payable					106,250	106,250
Deferred financing costs, net					(606)	(636)
Mortgages payable, net					$105,644	$105,614
As of March 31, 2022, the Company had $106.3 million in borrowings and $0.2 million in accrued interest outstanding under its Mortgages Payable. For the three months ended March 31, 2022 and 2021, the Company incurred $0.8 million in interest expense on mortgages payable, respectively.

The following table presents the future principal payments due under the Credit Facility and Mortgages Payable as of March 31, 2022 ($ in thousands):

	Amount
Year	Credit Facility	Mortgages Payable	Total
2022 (remaining)	$—	$—	$—
2023	—	—	—
2024	195,000	—	195,000
2025	—	—	—
2026	75,000	48,000	123,000
Thereafter	—	58,250	58,250
Total	$270,000	$106,250	$376,250
Note 10. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2022	December 31, 2021
Straight-line rent receivable	$7,068	$6,451
Receivables	3,523	3,245
Deferred financing costs on credit facility, net	1,627	1,710
Prepaid expenses	822	1,154
Other	890	7,985
Total	$13,930	$20,545
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	March 31, 2022	December 31, 2021
Real estate taxes payable	$3,554	$3,072
Accounts payable and accrued expenses	9,467	5,733
Prepaid rental income	3,306	2,213
Tenant security deposits	2,632	2,010
Accrued interest expense	598	462
Other	3,696	1,320
Total	$23,253	$14,810
Note 11. Related Party Transactions
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
As of March 31, 2022, the Company had accrued advisory fees of approximately $4.6 million, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, the Company incurred advisory fee expenses of $3.6 million and $1.1 million, respectively.
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
During the year ended December 31, 2020, the Company engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company paid approximately $82,000 and $15,000 in management fees to NexCore during the three months ended March 31, 2022 and 2021, respectively.
Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals. The Company did not incur any acquisition fees to NexCore during the three months ended March 31, 2022 and 2021. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company has entered in three joint venture arrangements with NexCore as of March 31, 2022, which have not incurred any promote payments.
On July 27, 2021, the Company entered in an agreement with Imajn Homes Holdings ("Sparrow"), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, the Company committed $100.0 million to acquire single family rentals identified by Sparrow. The Company incurred approximately $109,374 and $40,291 in asset and property management fees, respectively, related to Sparrow during each of the three months ended March 31, 2022. No fees were incurred by the Company for the three months ended March 31, 2021.
On August 23, 2021, the Company entered into a master services agreement with Nuveen Real Estate Project Management
Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services described below in connection with certain of our real estate investments.
For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. No fees have been incurred by the Company as of March 31, 2022.
Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. As of March 31, 2022, the Company accrued approximately $30.2 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offerings, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	up to 0.5%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(1)	0.85%	0.25%	—
(1)    Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.
The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held within such account would exceed, in the aggregate, 8.75% of the sum of the gross proceeds from the sale of such shares and the aggregate gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto (or, solely with respect to the Class T shares, a lower limit set forth in an agreement between the Dealer Manager and the applicable participating broker-dealer in effect on the date that such shares were sold). At the end of such month, each Class T share, Class S share and Class D share held in a stockholder’s account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold. There is not a stockholder servicing fee with respect to Class I shares.
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
Other Related Party Transactions
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2022	December 31, 2021
Accrued stockholder servicing fees(1)	$30,194	$25,358
Advanced organization and offering expenses	4,880	4,648
Total	$35,074	$30,006
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

See "Note 15. Equity and Redeemable Non-controlling Interest" for additional information related to TIAA's purchase of $300.0 million Class N shares of the Company's common stock through its wholly-owned subsidiary.
See "Note 6. Investment in International Affiliated Funds" for additional information related to the Company's investment in International Affiliated Funds.
Note 12. Economic Dependency
The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 13. Risks and Contingencies
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of March 31, 2022 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. During the prior year, the Company pursued litigation with a tenant in lease default at one of its office properties in an effort to recover the outstanding balance due to the Company. A settlement agreement was reached between the Company and the tenant in default, and accordingly, the Company received $0.4 million in upfront settlement proceeds paid by the tenant, and is entitled to an additional $0.5 million to be received in 36 equal installments beginning September 1, 2021.
Except as described above, the Company does not have any other material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of March 31, 2022, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months. Based on its assessment, the Company has concluded that there is no impairment of its investments as of March 31, 2022.
The Company's investment in the International Affiliated Funds have been negatively impacted by COVID-19 in the foreign countries where their investments are located. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time.
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

Note 14. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three months ended March 31, 2022 and 2021 was $21.7 million and $11.3 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily and single family rentals are as follows ($ in thousands):

Year	March 31, 2022
2022 (remaining)	$33,096
2023	44,342
2024	43,770
2025	37,864
2026	28,967
2027	22,555
Thereafter	53,516
Total	$264,110
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
During each of the three months ended March 31, 2022 and 2021, the Company did not have material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic.
Note 15. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2022, the Company had authority to issue a total of 2,200,000,000 shares of capital stock consisting of the following:

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
Common Stock
As of March 31, 2022, the Company had issued and outstanding 11,849,851 shares of Class T common stock, 30,913,220 shares of Class S common stock, 6,301,746 shares of Class D common stock, 43,743,078 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2021	9,201	23,809	4,649	31,460	29,731	98,850
Common stock issued	2,598	6,970	1,633	12,174	—	23,375
Distribution reinvestment plan	51	158	29	234	—	472
Common stock repurchased	—	(24)	(10)	(125)	—	(159)
March 31, 2022	11,850	30,913	6,301	43,743	29,731	122,538
TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, beginning on January 31, 2023, TIAA may submit a portion of its Class N shares for repurchase, provided that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of our class N shares shall not be less than $300.0 million. Beginning on January 31, 2025, TIAA may submit all of its remaining shares for repurchase, provided that provided that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. Notwithstanding the foregoing, the total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided that, if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.
Restricted Stock Grants
The Company’s independent directors receive a $75,000 annual retainer and the chairperson of the audit committee will receive an additional $15,000 annual retainer. The Company pays 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price that generally vests one year from the date of grant.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of March 31, 2022, the Company had accrued $6.8 million in Distributions Payable on the Consolidated Balance Sheets for the March distribution. For the three months ended March 31, 2022 and 2021, the Company declared and paid distributions in the amount of $17.5 million and $6.3 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2077, per share for the three months ended March 31, 2022. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of the Company's share classes for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2077	$0.2077	$0.2077	$0.2077	$0.2077
Advisory fee per share of common stock	(0.0127)	(0.0125)	(0.0127)	0.0127	(0.0068)
Stockholder servicing fee per share of common stock	(0.0094)	(0.0093)	(0.0028)	—	—
Net distribution per share of common stock	$0.1856	$0.1859	$0.1922	$0.2204	$0.2009
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

For the three months ended March 31, 2022, the Company repurchased shares of its common stock for $2.1 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2022.
Redeemable Non-Controlling Interest
The Company's affiliated partner has a redeemable non-controlling interest in the joint venture due to crystallization rights, which allows the partner to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of March 31, 2022 and December 31, 2021, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.3 million as of March 31, 2022 and December 31, 2021.
Note 16. Segment Reporting
The Company operates in ten reportable segments: healthcare properties, industrial properties, multifamily properties, office properties, retail properties, commercial mortgage loans, single-family housing, real estate-related securities, International Affiliated Funds, and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Healthcare	$185,367	$185,953
Industrial	316,494	186,502
Multifamily	298,945	303,852
Office	124,421	125,563
Retail	81,905	82,791
Commercial Mortgage Loans	233,637	140,512
Single-Family Housing	99,930	100,039
Real Estate-Related Securities	162,091	108,153
International Affiliated Funds	129,356	131,046
Other (Corporate)	275,789	133,726
Total assets	$1,907,935	$1,498,137

The following table sets forth the financial results by segment for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenues
Healthcare	$4,437	$1,765
Industrial	5,364	3,560
Multifamily	6,448	2,380
Office	2,989	1,874
Retail	1,699	1,683
Single-family housing	731	—
Total rental revenues	21,668	11,262
Rental property operating expenses
Healthcare	1,302	321
Industrial	1,394	1,109
Multifamily	2,685	1,181
Office	997	555
Retail	410	348
Single-family housing	773	—
Total rental property operating expenses	7,561	3,514
Depreciation and amortization	(12,367)	(5,484)
Income from commercial mortgage loans	1,995	—
Realized and unrealized (loss) income from real estate-related securities	(3,404)	2,881
Realized and unrealized (loss) from real estate debt	(706)	—
Income from equity investment in unconsolidated international affiliated funds	859	689
General and administrative expenses	(2,096)	(1,057)
Advisory fee due to affiliate	(4,706)	(1,064)
Interest income	330	60
Interest expense	(1,796)	(943)
Net (loss) income	(7,784)	2,830
Net income attributable to non-controlling interest in third party joint venture	19	—
Net income attributable to preferred stock	4	8
Net (loss) income attributable to common stockholders	$(7,807)	$2,822
Note 17. Subsequent Events
Distributions
Status of the Offering
On April 1, 2022, the Company sold approximately 12,086,101 of common stock (929,018 Class T shares, 2,619,257 Class S shares, 586,296 Class D shares and 7,951,531 Class I shares) at a purchase price of $12.74 for Class T, $12.61 for Class S, $12.77 for Class D, and $12.74 for Class I.
On May 1, 2022, the Company sold approximately 10,167,070 of common stock (820,160 Class T shares, 2,568,872 Class S shares, 507,638 Class D shares and 6,270,400 Class I shares) at a purchase price of $12.93 for Class T, $12.80 for Class S, $12.97 for Class D, and $12.93 for Class I.
Proceeds from the Issuance of Common Stock
Subsequent to March 31, 2022, the Company received net proceeds of $284.8 million from the issuance of its common stock.

Independent Director Compensation Plan
On May 11, 2022, the Company's board of directors approved changes in its independent director compensation plan, effective July 1, 2022. As revised, each independent director will receive a $100,000 annual retainer, the chairperson of the audit committee will receive an additional $20,000 annual retainer and the lead independent director will receive an additional $5,000 annual retainer. Effective July 1, 2022, the Company will pay 50% of this compensation in cash in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant. Each independent director may elect to receive all or a portion of his or her cash compensation in the form of unrestricted stock. In addition, the revised independent director compensation plan requires each independent director to own shares of the Company's common stock in an amount not less than three times the amount of the annual cash retainer (prior to any election to receive the cash portion in unrestricted stock) commencing with later of the fifth anniversary of his or her initial appointment to the Board or May 11, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.
Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the "Advisor"), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC ("Nuveen"). Nuveen is the asset management arm and wholly owned subsidiary of TIAA.
Public Offerings
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-252077) relating to our initial public offering was first declared effective by the SEC. Pursuant thereto, we registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The Initial Public Offering terminated on July 2, 2021.
On January 13, 2021, we filed a Registration Statement on Form S-11 (File No. 333-252077), the ("Follow-on Registration Statement") to register up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. The Company is offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount).
Q1 2022 Highlights
Operating results:
•Raised $290.9 million of net proceeds during the three months ended March 31, 2022. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.43%	5.16%	4.58%	4.65%
Year-to-Date Total Return, without upfront selling commissions	4.61%	4.53%	4.39%	4.44%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	N/A	0.78%	0.83%
Inception-to-Date Total Return, without upfront selling commissions	12.39%	12.29%	13.10%	14.65%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	N/A	11.88%	12.93%
Investments:
•Acquired a 100% interest in the Lakeland Industrial portfolio, a portfolio of five Class A and B infill industrial assets, well located in the high-growth Sun Belt markets of Tampa and Lakeland, Florida. The purchase price was $54.9 million and at acquisition, the portfolio was 100% leased to ten tenants with a weighted average lease term of five years.
•Acquired a 100% interest in 610 Loop, a five property in-fill industrial portfolio in Houston, Texas for a purchase price of $76.1 million.
•Originated a floating-rate senior mortgage and mezzanine loan to finance the acquisition and reposition of five multi-family properties located in Tucson, Arizona, amounting to $92.4 million and have committed to fund an additional $9.2 million for future renovations.
•Sold the senior portion of a commercial loan to an unaffiliated party and retained the subordinated mortgage, receiving proceeds of $47.4 million.
•Acquired $2.7 million of single-family homes in conjunction with our relationship with Sparrow, located in various target markets throughout the United States, including Florida, Georgia, North Carolina and Tennessee.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of March 31, 2022:

By region/asset (%)

Asia Pacific
3%
Europe
4%
RE securities
9%
RE debt
10%
North America
74%

The following charts further describe the diversification of our direct investments in real properties based on fair value as of March 31, 2022:

The following map shows the location of our directly-held real estate investments as of March 31, 2022:

Direct property investment

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we made an investment, as of March 31, 2022:
Office Retail Logistics Alternatives
The following map shows the location and property type of directly held real estate investments owned by APCF, in which we made an investment, as of March 31, 2022:
Office Logistics Multifamily

Investments in Real Estate

The following charts provide information on the nature and geographical locations of our real properties as of March 31, 2022:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	94%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	94%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	92%
Total Multifamily	5				1,294	units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	93%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	sq ft.	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	sq ft.	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	sq ft.	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	sq ft.	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	sq ft.	100%
610 Loop - Houston Industrial	5	Houston, TX	Mar, 2022	100%	709	sq ft.	100%
Total Industrial	19				2,923	sq ft.	99%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	99%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	sq ft.	97%
Total Office	3				325	sq ft.	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	sq ft.	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	sq ft.	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	sq ft.	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	sq ft.	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	sq ft.	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	sq ft.	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	sq ft.	51%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	sq ft.	83%
Total Healthcare	14				857	sq ft.	91%
Single-Family Housing:

Single-Family Rentals	265	Various	Various	100%	540	sq ft.	72%
Total Single-Family Housing	265				540	sq ft.	72%
Total Investment Properties	307
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of March 31, 2022 ($ and square feet data in thousands). The table below excludes our multifamily properties and single-family rentals as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	13	852	2%	109	3%
2023	9	732	2%	77	2%
2024	20	2,688	7%	296	9%
2025	25	11,352	28%	1,102	32%
2026	18	2,844	7%	239	7%
2027	29	7,104	17%	557	16%
2028	9	5,292	13%	478	14%
2029	5	456	1%	36	1%
2030	7	3,120	8%	161	5%
Thereafter	14	6,192	15%	372	11%
Total	149	40,632	100%	3,427	100%
(1)The annualized March 31, 2022 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of March 31, 2022, we had 103 holdings and have invested $88.5 million in securities that are valued at $102.7 million.
Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”) to the extent permitted by the REIT rules. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or pool of commercial mortgage loans. CMBS are generally pass-through and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of these securities are back by a single loan (77%), and all securities are rated Investment Grade (BBB- or higher). The greatest concentration by property sector is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (85%) that had a purchase yield of 3.58% which is expected to increase as the base index rates (LIBOR and SOFR) increase. As of March 31, 2022, we have invested $60.1 million in CMBS that are valued at $59.4 million on the balance sheet.
Investments in International Affiliated Funds
European Cities Partnership SCSp
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of March 31, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distribution	(463)
Income from equity investment in unconsolidated international affiliated fund	917
Foreign currency translation adjustment	(1,966)
Balance as of March 31, 2022	$77,585
Income (loss) from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.9 million and $(0.2) million for the three months ended March 31, 2022 and 2021, respectively.
Asia Pacific Cities Fund
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of March 31, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distribution	(119)
Income from equity investment in unconsolidated international affiliated fund	(58)
Balance as of March 31, 2022	$51,771
(Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for each of the three months ended March 31, 2022 and 2021 was $(0.1) million and $0.9 million, respectively.
Investments in Commercial Mortgage Loans
On November 9, 2021 we originated a floating rate senior mortgage and mezzanine loan to finance the acquisition of a four building life science/office campus in Farmington, Massachusetts, amounting to $62.3 million and have committed to fund an additional $30.4 million for future renovations of the property. The advance rate was 65% LTV with an in-place debt yield of 8.47%. On November 16, 2021 we originated a second floating rate senior mortgage and mezzanine loan in the amount of $76.9 million to finance the acquisition of a multifamily property in Seattle, Washington, with additional commitments to fund $11.1 million for future renovations. The advance rate was 74% LTV with an in-place debt yield of 5.14%. The secondary market execution for both of these loan facilities will be to sell the senior mortgage position and increase the mezzanine yield.

On March 24, 2022, the Company sold the senior portion of a loan to an unaffiliated party and retained the subordinate mortgage, receiving proceeds of $47.4 million, which is net of disposition fees. On March 28, 2022 we originated a floating rate senior mortgage and mezzanine loan to finance the acquisition and reposition of five multi-family properties located in Tucson, AZ, amounting to $92.35 million and have committed to fund an additional $9.33 million for future renovations of the property. The advance rate was 70.9% LTV with an in-place debt yield of 5.25%. The secondary market execution is anticipated to be note-on-note.
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
For the three months ended March 31, 2022, we did not have any realized or unrealized gains or losses on our commercial mortgage loans.
Factors Impacting Our Operating Results
Results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. The strong U.S. economic recovery is benefiting real estate prices overall. COVID-19 pandemic-related restrictions have largely been removed. The U.S. real estate recovery is generally tracking with the broader economic recovery; however, we expect certain regions, cities, and property types to continue to outperform and others to underperform. U.S. commercial real estate should benefit even during a rising interest rate environment, as real-estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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
Tax legislation commonly referred to as the Tax Cuts & Jobs Act (the "TCJA") was enacted on December 22, 2017. Among other things, the TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020, which, among other things, makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA. Management has evaluated the effects of TCJA, as modified by the CARES Act and concluded that the TCJA will not materially impact its consolidated financial statements. We also estimate that the taxes on foreign-sourced earnings imposed under the TCJA are not likely to apply to our foreign investments.

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021	2022 vs 2021
Revenues
Rental revenue	$21,668	$11,262	$10,406
Income from commercial mortgage loan	1,995	—	1,995
Total revenues	23,663	11,262	12,401
Expenses
Rental property operating	7,561	3,514	4,047
General and administrative	2,096	1,057	1,039
Advisory fee due to affiliate	4,706	1,064	3,642
Depreciation and amortization	12,367	5,484	6,883
Total expenses	26,730	11,119	15,611
Other income (expense)
Realized and unrealized (loss) income from real estate-related securities	(3,404)	2,881	(6,285)
Realized and unrealized loss from real estate debt	(706)	—	(706)
Income from equity investment in unconsolidated international affiliated funds	859	689	170
Interest income	330	60	270
Interest expense	(1,796)	(943)	(853)
Net (loss) income	(7,784)	2,830	(10,614)
Net income attributable to non-controlling interest in third party joint venture	19	—	19
Net income attributable to preferred stock	4	8	(4)
Net (loss) income attributable to common stockholders	$(7,807)	$2,822	$(10,610)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since March 31, 2021, our revenues and operating expenses for the three months ended March 31, 2022 and 2021 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2022 and 2021 and are further discussed below in "Same Property Results of Operations."
Depreciation and Amortization
During the three months ended March 31, 2022, depreciation and amortization increased by $6.9 million in comparison to the corresponding period in 2021 due to acquisitions of real estate.
General and Administrative Expenses
During the three months ended March 31, 2022, general and administrative expenses increased by $1.0 million in comparison to the corresponding periods in 2021 primarily due to an increase in legal and appraisal fees, fund administration, and a disposition fee associated with the sale of the senior portion of our commercial mortgage loan.
Advisory Fee Due to Affiliate
During the three months ended March 31, 2022, the advisory fee due to affiliate increased by $3.6 million as compared to the corresponding periods in 2021 due to the growth of our NAV.

Realized and Unrealized Income (Loss) from Real Estate-Related Securities
Realized and unrealized income (loss) from real estate-related securities decreased $6.3 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The decrease was due to an overall market decline driven by the uncertainty surrounding inflation, interest rates and geopolitics in Eastern Europe.
Realized and Unrealized Loss from Real Estate Debt
Realized and unrealized loss from real estate debt was $0.7 million for the three months ended March 31, 2022 due to our recent allocations to CMBS.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the three months ended March 31, 2022, income from the International Affiliated Funds increased slightly as compared to the corresponding periods in 2021. The increase was primarily due to valuation gains on properties within ECF and APCF driven by improved market conditions.
Interest Expense
During the three months ended March 31, 2022, interest expense increased $1.8 million compared to the corresponding period in 2021 due to additional borrowings on our Credit Facility and Mortgages Payables during the current year.
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
For the three months ended March 31, 2022 and 2021, our same property portfolio consisted of six industrial, two multifamily, two office, one retail and three healthcare properties.
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

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(7,807)	$2,822
Adjustments to reconcile to same property NOI
General and administrative	2,096	1,057
Advisory fee due to affiliate	4,706	1,064
Depreciation and amortization	12,367	5,484
Loss (income) from real estate-related securities	3,404	(2,881)
Income from commercial mortgage loans	(1,995)	—
Loss from real estate debt	706	—
Income from equity investment in unconsolidated international affiliated funds	(859)	(689)
Interest income	(330)	(60)
Interest expense	1,796	943
Income attributable to non-controlling interest in third party joint venture	19	—
Preferred Stock	4	8
NOI	$14,107	$7,748
Non-same property NOI	6,135	192
Same property NOI	$7,972	$7,556
The following table details the components of same property NOI for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$	%
Rental Revenue
Multifamily	$2,659	$2,381	$278	12%
Industrial	3,901	3,559	342	10%
Office	1,799	1,874	(75)	(4)%
Retail	1,699	1,683	16	1%
Healthcare	1,588	1,518	70	5%
Total revenues	11,646	11,015	631	6%
Property operating expenses
Multifamily	1,225	1,181	44	4%
Industrial	1,149	1,109	40	4%
Office	535	555	(20)	(4)%
Retail	410	348	62	18%
Healthcare	355	266	89	33%
Total expenses	3,674	3,459	215	6%
Same property NOI	$7,972	$7,556	$416	6%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended March 31, 2022, rental revenues increased $0.6 million across the same property portfolio as compared to the corresponding period in 2021. The increase was primarily related to increases in occupancy at our same property multifamily investments and increased market rents at our same property industrial and multifamily investments.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three months ended March 31, 2022, property operating expenses increased $0.2 million across the same property portfolio as compared to the corresponding period in 2021. The increase was primarily due to slightly higher maintenance expense at our retail and healthcare same store investments.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are expected to be met from operations and use of proceeds from our Credit Facility, and cash needs for asset acquisitions and loan originations are funded by public offerings of our common stock and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our target leverage ratio is approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three months ended March 31, 2022. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We will reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company's NAV reaches $1.0 billion or January 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of March 31, 2022, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital. As of March 31, 2022, we have not reimbursed the Advisor for such costs.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in debt, derivatives, and the cost of our variable rate indebtedness.
As of March 31, 2022, we had $270.0 million in borrowings and had outstanding accrued interest of $0.3 million. For the three months ended March 31, 2022 and 2021, we incurred $0.8 million and $0.4 million, respectively, in interest expense on the Credit Facility.
As of March 31, 2022, we are in compliance with all loan covenants with respect to the Credit Agreement.
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
On May 13, 2021, we entered into an additional loan agreement secured by Tacara at Steiner Ranch (the "Tacara Loan") with Brighthouse Life Insurance as the lender. The Tacara Loan provides for an aggregate principal amount of $28.8 million and will mature on June 1, 2028. Interest is accrued on the unpaid principal balance of the Tacara Loan at the rate of 2.62% per annum.
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
As of March 31, 2022, we had $106.3 million in borrowings and $0.3 million in accrued interest outstanding under our Mortgages Payable. For the three months ended March 31, 2022, we incurred $0.8 million in interest expense related to our mortgages payable.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$23,612	$5,924
Cash flows used in investing activities	(289,904)	(12,988)
Cash flows provided by financing activities	409,294	49,243
Net increase in cash and cash equivalents and restricted cash	$143,002	$42,179
Cash flows provided by operating activities increased $17.7 million during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was due to additional cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities increased 276.9 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 due to a $125.2 million increase in fundings related to the acquisition of real estate investments, a loan origination of $93.1 million, allocations to real estate debt of $45.9 million and an increase in net purchase and sale activity on our real-estate related securities of $12.7 million during the three months ended March 31, 2022.

Cash flows provided by financing activities increased by 360.1 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to a $145.7 million and $104.2 million increase in proceeds from issuance of common stock and subscriptions received in advance, respectively, along with a net increase in borrowings on the Credit Facility of $67.0 million and proceeds from the sale of a loan participation of $47.8 million, offset by an increase of $5.4 million in distributions paid to stockholders.
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

We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and real estate debt, amortization of restricted stock awards, and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.
The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(7,784)	$2,830
Adjustments:
Real estate depreciation and amortization	12,367	5,484
Amount attributable to non-controlling interests for above adjustments	(33)	—
Funds from Operations attributable to common stockholders	4,550	8,314
Straight-line rental income	(617)	(304)
Amortization of above-and-below market lease intangibles	(669)	(198)
Unrealized loss (gain) from changes in fair value of real estate-related securities	7,018	(1,773)
Unrealized loss from changes in fair value of real estate debt	702	—
Amortization of restricted stock awards	93	17
Unrealized income from investment in international affiliated funds	(277)	(438)
Adjusted Funds from Operations attributable to stockholders	$10,800	$5,618
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
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. As of March 31, 2022, we accrued $6.8 million for March 2022 in Distribution Payable on the Consolidated Balance Sheets.
For the three months ended March 31, 2022 and 2021, we declared and paid distributions in the amount of $17.5 million and $6.3 million, respectively.

Each class of our common stock received the same gross distribution per share, which was $0.2077 per share for the three months ended March 31, 2022. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which are deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of our share classes for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2077	$0.2077	$0.2077	$0.2077	$0.2077
Advisory fee per share of common stock	(0.0127)	(0.0125)	(0.0127)	0.0127	(0.0068)
Stockholder servicing fee per share of common stock	(0.0094)	(0.0093)	(0.0028)	—	—
Net distribution per share of common stock	$0.1856	$0.1859	$0.1922	$0.2204	$0.2009
The following tables summarizes our distributions declared and paid during the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$10,787	61.56%	$5,503	87.36%
Reinvested in shares	6,736	38.44%	796	12.64%
Total distributions	$17,523	100.00%	$6,299	100.00%
Sources of distributions
Cash flows from operating activities	$17,523	100.00%	$5,924	94.05%
Debt and financing proceeds	—	—%	375	5.95%
Total sources of distributions	$17,523	100.00%	$6,299	100.00%
Total cash flows from operating activities	$23,612		$5,924
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2022 ($ and shares in thousands, except per share data):

Components of NAV	March 31, 2022
Investments in real property	$1,394,029
Investments in real estate-related securities	102,734
Investments in international affiliated funds	129,996
Investments in commercial mortgage loans	185,834
Investments in real estate debt	59,357
Cash and cash equivalents	116,971
Restricted cash	156,607
Other assets	7,494
Debt obligations	(373,860)
Subscriptions received in advance	(156,146)
Other liabilities	(27,355)
Stockholder servicing fees payable the following month(1)	(413)
Non-controlling interests in joint venture	(1,191)
Net Asset Value	$1,594,057
Net Asset Value attributable to preferred stock	$129
Net Asset Value attributable to common stockholders	$1,593,928
Number of outstanding shares of common stock	122,538
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2022, we have accrued under GAAP approximately $30.2 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2022 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$153,254	$395,604	$81,706	$565,763	$397,601	$1,593,928
Number of outstanding shares	11,850	30,913	6,301	43,743	29,731	122,538
NAV per shares as of March 31, 2022	$12.93	$12.80	$12.97	$12.93	$13.37
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2022 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	5.75%	4.61%
Multifamily	6.49	4.58
Office	6.86	6.27
Healthcare	7.27	6.13
Single-Family Housing	7.11	4.91
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Single Family Housing Investment Value
Discount Rate	0.25% decrease	+2.04%	+2.07%	+1.99%	+2.06%	+1.66%
(weighted average)	0.25% increase	(1.99)%	(1.96)%	(1.91)%	(1.98)%	(2.14)%
Exit Capitalization Rate	0.25% decrease	+4.19%	+4.06%	+2.73%	+2.82%	+3.15%
(weighted average)	0.25% increase	(3.79)%	(3.57)%	(2.57)%	(2.69)%	(3.43)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2022
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$1,238,706
Redeemable non-controlling interest	276
Total partners' capital of Nuveen OP	1,238,982
Adjustments:
Organization and offering costs(1)	4,880
Accrued stockholder servicing fees(2)	30,194
Unrealized real estate appreciation(3)	243,439
Unrealized mortgage payable appreciation(4)	1,784
Accumulated depreciation and amortization(5)	81,846
Straight-line rent receivable	(7,068)
Net Asset Value	$1,594,057
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
(4)    Our investments in mortgages payable are presented under historical cost in our GAAP consolidated financial statements. As such, any changes in the fair market value of our mortgages payable are not included in our GAAP results. For purposes of determining our NAV, our mortgages payable are recorded at fair value.
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
Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP involves significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting estimates. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such critical accounting estimates along with other significant accounting policy disclosures.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2022 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$405,750	$—	$270,000	$—	$135,750
Organization and offering costs	4,880	—	—	1,301	3,579
Interest expense(1)	33,351	6,649	13,297	11,046	2,359
Total	$443,981	$6,649	$283,297	$12,347	$141,688
(1)Represents interest expense for our fixed rate Mortgages Payable and Credit Facility with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on the Credit Facility for the three months ended March 31, 2022 was 1.32%.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of March 31, 2022.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of March 31, 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2022, the outstanding principal balance of our variable rate indebtedness was $270.0 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
The fair market value of the Credit Facility is sensitive to changes in LIBOR. For the three months ended March 31, 2022, a 10% increase in the one-month U.S. denominated LIBOR would have resulted in increased interest expense of approximately $22,000. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $0.6 million and a similar basis point decrease will increase our net income by $0.6 million.
COVID-19 Developments
As of March 31, 2022, the 7-day averages of COVID-19 cases and deaths are 111,400 and 1,900, respectively. These numbers are small fractions of their January 2021 highs, 256,000 and 3,500. As of March 31, 2022, 214 million American adults have received at least one dose of the COVID-19 vaccine and 220 million have received a COVID-19 vaccine booster shot. Mitigation strategies have almost entirely been rolled back in most states, though some strategies remain in place to control the spread of the Omicron variant.
We experienced a year of historically strong growth in 2021, fueled by a combination of unprecedented fiscal and monetary stimulus and a once-in-a-century global economic reopening. Growth was suppressed mainly by the unexpected surge in COVID-19 over the summer of 2021 that interrupted the global recovery and exacerbated issues with products reaching consumers. We anticipate that many factors contributing positively to growth will fade in 2022, but we believe that the strong consumer demand and the inflation they helped create remain as we head into a new year. While the positive demand shock of 2021 has receded, it has not gone away entirely. The hole left by expiring stimulus is filled by robust wage growth in a prematurely tight labor market. For the first time in recent history, workers have a clear upper hand over employers in negotiations over terms of employment. We think the economic benefits of this realignment outweigh the potential costs.
Because our properties are located in the United States, the COVID-19 pandemic will impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, measures taken in response to the COVID-19 pandemic may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. Similarly, our investments in the International Affiliated Funds may be negatively impacted by the impact of the COVID-19 pandemic on the foreign countries where their investments are located.
The extent to which the COVID-19 pandemic may impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the spread of new variants of COVID-19 and new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the three months ended March 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2022	15,003	0.0152%	$12.59	15,003	—
February 2022	69,137	0.0641%	12.66	69,137	—
March 2022	75,889	0.0675%	12.90	75,889	—
	160,029	N/M	$11.46	160,029	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (included in Appendix B to the Registrant's Post-Effective Amendment No. 17 to Form S-11 filed on January 25, 2019 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: May 13, 2022