Form 10-Q
period 2022-06-30
Nuveen Global Cities REIT, Inc.
filed 2022-08-15
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 15, 2022, there were 16,066,787 outstanding shares of Class T common stock, 41,762,306 outstanding shares of Class S common stock, 7,808,029 outstanding shares of Class D common stock, 69,522,125 outstanding shares of Class I common stock, and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,124,824	$909,832
Investment in commercial mortgage loans, at fair value	236,088	140,512
Investments in international affiliated funds	128,124	131,046
Investments in real estate-related securities, at fair value	105,173	93,970
Investments in real estate debt, at fair value	83,167	14,183
Cash and cash equivalents	358,954	36,163
Restricted cash	87,700	94,413
Intangible assets, net	62,912	57,473
Other assets	15,710	20,545
Total assets	$2,202,652	$1,498,137
Liabilities and Equity
Credit facility	$155,000	$238,000
Loan participations, at fair value	109,599	—
Mortgages payable, net	105,671	105,614
Note payable, at fair value	69,263	—
Subscriptions received in advance	86,897	100,778
Due to affiliates	45,489	30,006
Accounts payable, accrued expenses, and other liabilities	27,858	14,810
Intangible liabilities, net	23,262	22,522
Distributions payable	8,832	5,323
Total liabilities	631,871	517,053
Redeemable non-controlling interest	584	258
Equity
Series A Preferred Stock	126	126
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 14,693,461 and 9,201,452 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	147	92
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 38,708,716 and 23,809,171 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	388	238
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,442,455 and 4,648,665 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	73	46
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 62,601,456 and 31,460,729 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	627	316
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at June 30, 2022 and December 31, 2021	297	297
Additional paid-in capital	1,714,792	1,043,073

Accumulated deficit and cumulative distributions	(140,393)	(63,958)
Accumulated other comprehensive loss	(6,673)	(239)
Total stockholder's equity	1,569,384	979,991
Non-controlling interest attributable to third party joint venture	813	835
Total equity	1,570,197	980,826
Total liabilities and equity	$2,202,652	$1,498,137
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$24,482	$12,131	$46,150	$23,393
Income from commercial mortgage loans	1,897	—	3,892	—
Total revenues	26,379	12,131	50,042	23,393
Expenses
Rental property operating	7,785	3,544	15,346	7,058
General and administrative	2,525	874	4,621	1,931
Advisory fee due to affiliate	6,431	1,631	11,137	2,695
Depreciation and amortization	14,040	6,754	26,407	12,238
Total expenses	30,781	12,803	57,511	23,922
Other income (expense)
Realized and unrealized (loss) income from real estate-related securities	(18,534)	5,904	(21,938)	8,785
Realized and unrealized loss from real estate debt	(1,812)	—	(2,518)	—
Income (loss) from equity investments in unconsolidated international affiliated funds	4,126	(374)	4,985	315
Unrealized loss on commercial mortgage loan	(2,248)	—	(2,248)	—
Interest income	1,177	50	1,507	110
Interest expense	(3,147)	(1,002)	(4,943)	(1,945)
Total other income (expense)	(20,438)	4,578	(25,155)	7,265
Net (loss) income	$(24,840)	$3,906	$(32,624)	$6,736
Net loss attributable to non-controlling interest in third party joint venture	(41)	—	(22)	—
Net income attributable to preferred stock	4	3	8	11
Net (loss) income attributable to common stockholders	$(24,803)	$3,903	$(32,610)	$6,725
Net (loss) income per share of common stock - basic and diluted	$(0.18)	$0.07	$(0.25)	$0.14
Weighted-average shares of common stock outstanding, basic and diluted	145,099,003	55,021,598	129,962,367	49,432,630
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(24,840)	$3,906	$(32,624)	$6,736
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,468)	326	(6,434)	(935)
Comprehensive (loss) income	(29,308)	4,232	(39,058)	5,801
Comprehensive loss attributable to non-controlling interest in third party joint venture	(41)	—	(22)	—
Comprehensive income attributable to preferred stock	4	3	8	11
Comprehensive (loss) income attributable to common stockholders	$(29,271)	$4,229	$(39,044)	$5,790
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (unaudited)
(in thousands, except share data)

Three Months Ended June 30, 2022
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest Attributable to Third Party Joint Venture	Total Equity
		Common Stock Class T		Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at March 31, 2022	$126	$119		$310	$62	$439	$297	$1,329,491	$(90,787)	$(2,205)	$1,237,852	$854	$1,238,706
Issuance of 30,638,194 shares of common stock (net of $330 of offering costs)	—	28		79	11	187	—	385,178	—	—	385,483	—	385,483
Distribution reinvestment	—	—	(a)	2	1	4	—	8,637	—	—	8,644	—	8,644
Common stock repurchased	—	—	(a)	(3)	(1)	(3)	—	(8,152)	—	—	(8,159)	—	(8,159)
Amortization of restricted stock grants	—	—		—	—	—	—	(54)	—	—	(54)	—	(54)
Net income (loss)	4	—		—	—	—	—	—	(24,803)	—	(24,799)	(41)	(24,840)
Distributions on common stock	—	—		—	—	—	—	—	(24,803)	—	(24,803)	—	(24,803)
Distribution on preferred stock	(4)	—		—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	(4,468)	(4,468)	—	(4,468)
Allocation to redeemable non-controlling interest	—	—		—	—	—	—	(308)	—	—	(308)	—	(308)
Balance at June 30, 2022	$126	$147		$388	$73	$627	$297	$1,714,792	$(140,393)	$(6,673)	$1,569,384	$813	$1,570,197
(a)Amount is not presented due to rounding; see Note 17.

Three Months Ended June 30, 2021
		Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interest Attributable to Third Party Joint Venture	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at March 31, 2021	$129	$39		$47		$16		$61	$297	$459,893	$(46,130)	$907	$415,259	$—	$415,259
Issuance of 13,448,464 shares of common stock (net of $234 of offering costs)	—	16		48		8		61	—	140,818	—	—	140,951	—	140,951
Distribution reinvestment	—	—	(a)	1		—	(a)	1	—	1,190	—	—	1,192	—	1,192
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)	—	(868)	—	—	(869)	—	(869)
Amortization of restricted stock grants	—	—		—		—		—	—	17	—	—	17	—	17
Net income	3	—		—		—		—	—	—	3,903	—	3,906	—	3,906
Distributions on common stock	—	—		—		—		—	—	—	(8,313)	—	(8,313)	—	(8,313)
Distribution on preferred stock	(3)	—		—		—		—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—		—		—		—	—	—	—	326	326	—	326
Balance at June 30, 2021	$129	$55		$96		$24		$122	$297	$601,050	$(50,540)	$1,233	$552,466	$—	$552,466
(a)Amount is not presented due to rounding; see Note 17.

Six Months Ended June 30, 2022
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interest Attributable to Third Party Joint Venture	Total Equity
		Common Stock Class T		Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2021	$126	$92		$238	$46	$316	$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Issuance of 54,326,072 shares of common stock (net of $524 of offering costs)	—	54		149	27	309	—	667,709	—	—	668,248	—	668,248
Distribution reinvestment	—	1		4	1	6	—	14,506	—	—	14,518	—	14,518
Common stock repurchased	—	—	(a)	(3)	(1)	(4)	—	(10,209)	—	—	(10,217)	—	(10,217)
Amortization of restricted stock grants	—	—		—	—	—	—	39	—	—	39	—	39
Net income (loss)	8	—		—	—	—	—	—	(32,610)	—	(32,602)	(22)	(32,624)
Distributions on common stock	—	—		—	—	—	—	—	(43,825)	—	(43,825)	—	(43,825)
Distribution on preferred stock	(8)	—		—	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	(6,434)	(6,434)	—	(6,434)
Allocation to redeemable non-controlling interest	—	—		—	—	—	—	(326)	—	—	(326)	—	(326)
Balance at June 30, 2022	$126	$147		$388	$73	$627	$297	$1,714,792	$(140,393)	$(6,673)	$1,569,384	$813	$1,570,197

(a)Amount is not presented due to rounding; see Note 17.

Six Months Ended June 30, 2021
		Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interest Attributable to Third Party Joint Venture	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2020	$250	$33		$28		$13		$46	$297	$416,348	$(42,406)	$2,168	$376,777	$—	$376,777
Issuance of 17,678,466 shares of common stock (net of $400 of offering costs)	—	22		67		11		76	—	183,840	—	—	$184,016	$—	$184,016
Distribution reinvestment	—	—	(a)	1		—	(a)	1	—	1,986	—	—	$1,988	$—	$1,988
Preferred stock redemption	(125)	—		—		—		—	—	—	—	—	$(125)	$—	$(125)
Amortization of restricted stock grants	—	—		—		—		—	—	34	—	—	$34	$—	$34
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)	—	(1,158)	—	—	$(1,159)	$—	$(1,159)
Net income	11	—		—		—		—	—	—	6,725	—	$6,736	$—	$6,736
Distributions on common stock	—	—		—		—		—	—	—	(14,859)	—	$(14,859)	$—	$(14,859)
Distribution on preferred stock	(7)	—		—		—		—	—	—	—	—	$(7)	$—	$(7)
Foreign currency translation adjustment	—	—		—		—		—	—	—	—	(935)	$(935)	$—	$(935)
Balance at June 30, 2021	$129	$55		$96		$24		$122	$297	$601,050	$(50,540)	$1,233	$552,466	$—	$552,466

(a)Amount is not presented due to rounding; see Note 17.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(32,624)	$6,736
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,407	12,238
Unrealized loss (gain) on changes in fair value of real estate-related securities	28,356	(6,479)
Realized gain on sale of real estate-related securities	(4,872)	(1,565)
Unrealized loss on changes in fair value of real estate debt	2,514	—
Unrealized loss on changes in commercial mortgage loans	2,248	—
Realized loss on sale of real estate debt	4	—
Income from equity investment in unconsolidated international affiliated funds	(4,985)	(315)
Income distribution from equity investment in unconsolidated international affiliated funds	1,472	524
Straight line rent adjustment	(1,056)	(795)
Amortization of above and below-market lease intangibles	(1,713)	(505)
Amortization of deferred financing costs	380	274
Amortization of restricted stock grants	39	34
Change in assets and liabilities:
Decrease in other assets	5,569	1
Increase in accounts payable, accrued expenses, and other liabilities	11,980	189
Net cash provided by operating activities	33,719	10,337
Cash flows from investing activities:
Acquisitions of real estate	(235,689)	(142,397)
Origination and fundings of commercial mortgage loans	(96,048)	—
Capital improvements to real estate	(7,628)	(1,017)
Purchase of real estate-related securities	(39,608)	(24,361)
Proceeds from sale of real estate-related securities	4,921	14,025
Purchases of real estate debt	(71,502)	—
Net cash used in investing activities	(445,554)	(153,750)
Cash flows from financing activities:
Proceeds from issuance of common stock	581,229	184,860
Repurchase of common stock	(7,342)	(1,159)
Offering costs paid	(524)	(421)
Borrowings from credit facility	107,000	126,000
Repayments on credit facility	(190,000)	(114,000)
Borrowings from mortgages payable	—	28,750
Proceeds from note payable	69,263	—
Payment of deferred financing costs	—	(289)

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2022	2021
Proceeds from sale of loan participations	107,823	—
Payment of offering and organization costs due to affiliate	(627)	—
Repurchase of preferred stock	—	(125)
Distributions to preferred stockholders	(8)	(7)
Subscriptions received in advance	86,897	70,623
Distributions	(25,798)	(11,936)
Net cash provided by financing activities	727,913	282,296
Net increase in cash and cash equivalents and restricted cash during the period	316,078	138,883
Cash and cash equivalents and restricted cash, beginning of period	130,576	15,671
Cash and cash equivalents and restricted cash, end of period	$446,654	$154,554
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$358,954	$83,931
Restricted cash	87,700	70,623
Total cash and cash equivalents and restricted cash	$446,654	$154,554
Supplemental disclosures:
Interest paid	$3,996	$1,861
Non-cash investing activities:
Assumption of other liabilities in conjunction with acquisitions of investments in real estate	$1,835	$233
Accrued capital expenditures	$1,067	$96
Non-cash financing activities:
Accrued distributions	$(3,509)	$935
Accrued stockholder servicing fees	$16,110	$6,458
Distribution reinvestments	$14,518	$1,988
Accrued offering costs	$—	$(21)
Allocation to redeemable non-controlling interest	$326	$—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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

As of June 30, 2022, and December 31, 2021, the total assets and liabilities of the Company’s consolidated VIE were $52.2 million and $30.0 million, and $53.5 million and $29.7 million, respectively. Such amounts are included on the Company’ Consolidated Balance Sheets.

The Company has limited contractual rights to obtain the financial records of its consolidated single-family housing and self-storage portfolios from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 25 days after the end of any given period. As a result, single-family rental and self-storage activities are generally included in the Company's consolidated financial statements on a one month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.
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
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of commercial mortgage-backed securities (“CMBS”). The Company classifies the securities as trading securities and records such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Realized and Unrealized Loss from Real Estate Debt on the Company’s Consolidated Statements of Operations.
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
The income from the commercial mortgage loans represents interest income and origination fee income, which is reported as Income from Commercial Mortgage Loans on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Loss on Commercial Mortgage Loan on the Company’s Consolidated Statements of Operations.
In the event of a partial or whole sale of the commercial mortgage loan that qualifies for sale accounting under GAAP, the Company derecognizes the corresponding asset and fees paid as part of the partial or whole sale are recognized on the Company’s Consolidated Statements of Operations.
Senior Loan Participations
In certain instances, the Company finances loans through the non-recourse syndication of a senior loan interest to a third party. Depending on the particular structure of the syndication, the senior loan interest may remain on the Company's Consolidated Balance Sheets or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in consolidated financial statements. When these sales do not qualify for sale accounting under GAAP, the Company reflects the transaction by recording a loan participations liability at fair value on the Consolidated Balance Sheets, however this gross presentation does not impact Stockholders’ Equity or Net Income. When the sales are recognized, the Consolidated Balance Sheets only includes the remaining subordinate loan and not the non-consolidated senior interest sold.
Note Payable
The Company finances the acquisition of certain mortgage loans through the use of "note-on-note" transactions in which the Company pledges mortgage loans as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. These "note-on-note" transactions are recorded in Note Payable on the Consolidated Balance Sheets and are carried at fair value through the adoption of the fair value option allowed under ASC 825.

Financing costs related to the Company's note payable are expensed as incurred and recorded in Interest Expense on the Consolidated Statements of Operations.
Deferred Charges
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring, and other loan costs incurred by the Company for its financing arrangements. Deferred financing costs related to the Credit Facility (as defined herein) are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized on a straight-line basis over the term of the Credit Facility, which approximates the effective interest method. Unamortized costs are charged to interest expense upon early repayment or significant modification of the Credit Facility and fully amortized deferred financing costs are removed from the books upon the maturity of the Credit Facility. Deferred financing costs related to the Company’s mortgages payable are recorded as an offset to the related liability and amortized on a straight-line basis over the term of the financing instrument, which approximates the effective interest method. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in Real Estate, Net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.
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
The Company’s investments in real estate debt are reported at fair value. As of June 30, 2022, the Company’s investments in real estate debt consisted of CMBS, which are securities backed by one or more mortgage loans secured by real estate assets. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available and has classified as Level 2.
The Company’s investment in commercial mortgage loans consists of floating rate senior and mezzanine loans the Company originated and has classified as Level 3. The commercial mortgage loans are carried at fair value based on significant unobservable inputs.
The Company's loan participations and note payable are carried at fair value based on significant observable inputs and have been classified as Level 3.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2022				December 31, 2021
	Level I	Level 2	Level 3	Total	Level I	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$105,173	$—	$—	$105,173	$93,970	$—	$—	$93,970
Investments in real estate debt	$—	$83,167	$—	$83,167	$—	$14,183	$—	$14,183
Investments in commercial mortgage loans	$—	$—	$236,088	$236,088	$—	$—	$140,512	$140,512
Total	$105,173	$83,167	$236,088	$424,428	$93,970	$14,183	$140,512	$248,665

Liabilities:
Loan participations	$—	$—	$109,599	$109,599	$—	$—	$—	$—
Note payable	$—	$—	$69,263	$69,263	$—	$—	$—	$—
Total	$—	$—	$178,862	$178,862	$—	$—	$—	$—
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations	Note Payable
Balance as of December 31, 2021	$140,512		$—	$—
Loan Originations	92,350		—	—
Loan Participations Sold	—		105,966	—
Additional Fundings	3,698		1,857	—
Net Unrealized (Loss) Gain	(472)	(a)	1,776	—
Financing Proceeds	—		—	69,263
Balance as of June 30, 2022	$236,088		$109,599	$69,263
(a) Includes Unrealized Loss on Commercial Mortgage Loans of $(2.2) million, net of unrealized gains of $1.7 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans, loan participations and note payable as of June 30, 2022.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial Mortgage Loans	Various	Cash Equivalency Method	Discount Rate	LIBOR(1) + 1.75% - LIBOR (1) + 5.75% - 5.97%
SOFR (2) + 1.65%
Loan Participations	Various	Cash Equivalency Method	Discount Rate	LIBOR(1) + 1.75%
SOFR (2) + 1.65%
Note Payable	Various	Cash Equivalency Method	Discount Rate	SOFR (2) + 1.65%
(1) LIBOR as of June 30, 2022 was 1.2%.
(2) SOFR as of June 30, 2022 was 1.3%.

As of June 30, 2022, the carrying value of the Company's Credit Facility approximated fair value. The fair value of the Company's mortgages payable was $98.7 million and $106.3 million as of June 30, 2022 and December 31, 2021, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental revenue — consists primarily of base rent arising from tenant operating leases at the Company’s office, industrial, self-storage, multifamily, retail, healthcare and single-family housing properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
Income from Commercial Mortgage Loan — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of June 30, 2022, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of June 30, 2022, the Company had $87.7 million of restricted cash. The restricted cash consisted of $0.8 million of tenant security deposits and $86.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes annually at least 90% of its taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gains) to its shareholders. A REIT is subject to U.S. federal income tax on undistributed REIT taxable income and net capital gains, and may be subject to 21% corporate income tax and a 4% excise tax. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of June 30, 2022, the Company had four active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, uses one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business.
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
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1.0 billion or January 31, 2023. The Company's NAV reached $1.0 billion in October 2021 and as of June 30, 2022, had reimbursed the Advisor $0.6 million for such costs.
The Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $4.0 million and $4.6 million remain outstanding as of June 30, 2022 and December 31, 2021, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and six months ended June 30, 2022, the Company charged $0.3 million and $0.5 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $(4.5) million and $(6.4) million for the three and six months ended June 30, 2022, respectively. Foreign currency translation adjustments resulted in other comprehensive gains (losses) of approximately $0.3 million and $(0.9) million for the three and six months ended June 30, 2021, respectively.
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
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic as of June 30, 2022.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Building and building improvements	$971,661	$778,324
Land and land improvements	204,715	166,944
Furniture, fixtures and equipment	10,546	9,976
Total	1,186,922	955,244
Accumulated depreciation	(62,098)	(45,412)
Investments in real estate, net	$1,124,824	$909,832
For the three and six months ended June 30, 2022, depreciation expense was $9.1 million and $16.7 million, respectively. For the three and six months ended June 30, 2021, depreciation expense was $4.2 million and $8.0 million, respectively.
During the six months ended June 30, 2022, the Company acquired an interest in three industrial, two self-storage, and 65 single-family rental real estate investments.

The following table provides details of the properties acquired during the six months ended June 30, 2022 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Acquisition Price(1)
Tampa Lakeland Industrial	100%	3	Tampa, FL	Industrial	January, 2022	54,900
610 Loop - Houston Industrial	100%	5	Houston, TX	Industrial	March, 2022	76,100
Palm Bay Storage	100%	1	Palm Bay, FL	Self-Storage	June, 2022	5,020
Imperial Sugarland Storage	100%	1	Sugarland, TX	Self-Storage	June, 2022	20,250
UP Minneapolis Industrial	100%	3	Minnesota	Industrial	June, 2022	54,350
Single-Family Rentals	100%	65	Various	Single-Family Housing	Various	25,069
		78				$235,689
(1)    Acquisition price is inclusive of acquisition costs and other acquisition related adjustments. Acquisition price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2022 ($ in thousands):

	Tampa Lakeland Industrial	610 Loop - Houston Industrial	Palm Bay Storage	Imperial Sugarland Storage	UP Minneapolis Industrial	Single-Family Rentals
Building and building improvements	$43,523	$64,716	$4,153	$18,858	$36,244	$18,361
Land and land improvements	8,011	8,660	580	770	12,972	6,698
In-place lease intangibles	2,956	2,531	275	613	2,237	10
Furniture, fixtures and equipment	—	—	12	9	1,159	—
Leasing Commissions	831	1,019	—	—	1,251	—
Other intangibles	(421)	(826)	—	—	487	—
Total purchase price	$54,900	$76,100	$5,020	$20,250	$54,350	$25,069
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2022 and December 31, 2021, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities as of June 30, 2022 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2021	$93,970
Additions	39,608
Disposals	(4,921)
Unrealized losses	(28,356)
Realized gains	4,872
Balance as of June 30, 2022	$105,173

The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized (losses) gains	$(21,338)	$4,706	$(28,356)	$6,479
Realized gains	1,943	789	4,872	1,565
Dividend income	861	409	1,546	741
Total	$(18,534)	$5,904	$(21,938)	$8,785

Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	June 30, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.90%	12/1/2043	$15,409	$14,786	$14,346
CMBS - Floating	3.45%	6/10/2036	72,146	70,843	68,821
Total	3.53%	10/3/2037	$87,555	$85,629	$83,167

	December 31, 2021
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.02%	5/13/2042	$3,219	$3,300	$3,300
CMBS - Floating	2.10%	1/16/2037	10,976	10,880	10,883
Total	2.54%	4/02/2038	$14,195	$14,180	$14,183
(1) Weighted by face amount
(2) Stated legal maturity; expected maturity is earlier and not the same

The following table details the collateral type of the properties securing the Company's investments in real estate debt ($ in thousands):

	June 30, 2022			December 31, 2021
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Office	$11,317	$10,955	13.2%	$2,497	$2,496	17.6%
Industrial	25,670	24,818	29.8%	5,163	5,163	36.4%
Retail	5,250	5,156	6.2%	1,791	1,792	12.6%
NNN	3,918	3,725	4.5%	1,513	1,511	10.7%
Life Science	1,405	1,367	1.6%	1,428	1,426	10.1%
Multifamily	10,532	10,276	12.4%	—	—	—%
Hotel	4,347	4,175	5.0%	—	—	—%
Self-Storage	2,494	2,341	2.8%	—	—	—%
Cold-Storage	8,853	8,724	10.5%	—	—	—%
Manu Housing	3,149	3,153	3.8%	—	—	—%
Diversified	8,694	8,477	10.2%	1,788	1,795	12.6%
Total	$85,629	$83,167	100.0%	$14,180	$14,183	100.0%

The following table details the credit rating of the Company's investments in real estate debt ($ in thousands):

	June 30, 2022			December 31, 2021
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$2,787	$2,670	3.2%	$1,788	$1,795	12.6%
AA	8,342	8,296	10.0%	—	—	—%
A	21,817	21,350	25.7%	996	996	7.0%
BBB	49,984	48,283	58.0%	11,396	11,392	80.4%
BB	2,164	2,100	2.5%	—	—	—%
B	535	468	0.6%	—	—	—%
Total	$85,629	$83,167	100.0%	$14,180	$14,183	100.0%
(1) Composite rating at the time of purchase.

Investments in Real Estate Debt
Balance as of December 31, 2021	$14,183
Additions	71,502
Unrealized losses	(2,514)
Realized losses	(4)
Balance as of June 30, 2022	$83,167
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

The Company originally committed to invest approximately $28.4 million (€25.0 million) into ECF and subsequently increased its commitment by $51.0 million (€45.0 million). As of June 30, 2022, the Company had fully satisfied both commitments.
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of June 30, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distribution	(1,076)
Income from equity investment in unconsolidated international affiliated fund	3,757
Foreign currency translation adjustment	(6,434)
Balance as of June 30, 2022	$75,344
Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $2.9 million and $3.8 million, for the three and six months ended June 30, 2022, respectively. Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.4 million and $0.3 million for the three and six months ended June 30, 2021, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company committed to invest $10.0 million into APCF and subsequently, twice increased its commitment by $20.0 million, bringing its total commitment to $50.0 million. As of June 30, 2022, the Company has fully funded its total commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of June 30, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distribution	(396)
Income from equity investment in unconsolidated international affiliated fund	1,228
Balance as of June 30, 2022	$52,780
Income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2022 was $1.3 million and $1.2 million. (Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2021 was $(0.8) million and $42,000, respectively.
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
On March 24, 2022 and June 27, 2022, the Company sold two senior loans to unaffiliated parties and retained the subordinate mortgages, receiving proceeds of $47.4 million and $57.9 million, respectively, which are net of disposition fees. The sales did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.

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
For the three months and six months ended June 30, 2022, the Company recognized interest income and loan origination fee income from its investment in its commercial mortgage loans of $1.9 million and $3.9 million, respectively. For the three and six months ended June 30, 2021, the Company did not have a commercial mortgage loan investment.
For the three and six months ended June 30, 2022, the Company had unrealized losses on commercial mortgage loans of $(2.2) million for each period. For the three and six months ended June 30, 2021, we did not have a commercial mortgage loan investment.
The following is a reconciliation of the beginning and ending balances for the Company’s investment in commercial mortgage loans for the six months ended June 30, 2022 ($ in thousands):

Investment in Commercial Mortgage Loans
Balance as of December 31, 2021	$140,512
Loan originations	92,350
Additional fundings	3,698
Net unrealized loss (a)	(472)
Balance as of June 30, 2022	$236,088
(a) Includes Unrealized Loss on Commercial Mortgage Loans of $(2.2) million, net of unrealized gain of $1.7 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$61,653	$53,031
Above-market lease intangibles	493	493
Leasing commissions	24,502	20,559
Other intangibles	8,283	5,666
Total intangible assets	94,931	79,749
Accumulated amortization:
In-place lease intangibles	(22,836)	(16,282)
Above-market lease intangibles	(106)	(77)
Leasing commissions	(6,555)	(5,055)
Other intangibles	(2,522)	(862)
Total accumulated amortization	(32,019)	(22,276)
Intangible assets, net	$62,912	$57,473
Intangible liabilities:
Below-market lease intangibles	$(28,323)	$(25,841)
Accumulated amortization	5,061	3,319
Intangible liabilities, net	$(23,262)	$(22,522)
Amortization expense relating to intangible assets was $5.0 million and $9.7 million for the three and six months ended June 30, 2022, respecitvely. Amortization expense relating to intangible assets was $2.6 million and $4.2 million, respectively, for the three and six months ended June 30, 2021. Income from the amortization of intangible liabilities was $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively. Income from the amortization of intangible liabilities was $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2021.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2022 (remaining)	$4,536	$47	$1,932	$1,383	$(1,577)
2023	7,426	67	3,012	1,279	(3,400)
2024	6,520	67	2,905	1,224	(3,320)
2025	5,015	67	2,475	984	(2,699)
2026	3,349	67	1,977	696	(2,423)
Thereafter	11,971	72	5,646	195	(9,843)
	$38,817	$387	$17,947	$5,761	$(23,262)
As of June 30, 2022, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 9, and 12 years, respectively.
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
On September 30, 2021, Wells Fargo Bank, N.A., the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026. Loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at the Nuveen OP’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. There is a ticking fee on the DDTL Facility equal to 0.15% of the undisbursed portion of the DDTL Facility. An upfront fee of 40 basis points was payable at closing.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2022	December 31, 2021
Revolving facility	L+applicable margin(1)	September 30, 2024	$235,000	$80,000	$163,000
DDTL Facility	L+applicable margin(1)	September 30, 2026	100,000	75,000	75,000
Credit facility			$335,000	$155,000	$238,000
(1)    The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.14% and 1.81%, respectively.
As of June 30, 2022, the Company had $155.0 million in borrowings and had outstanding accrued interest of $1.1 million under the Credit Facility. For the three and six months ended June 30, 2022, the Company incurred $1.4 million and $2.2 million in interest expense under the Credit Facility, respectively. For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.8 million in interest expense under the Credit Facility, respectively.
As of June 30, 2022, the Company was in compliance with all loan covenants with respect to the Credit Agreement.

Year	Credit Facility
2022 (remaining)	$—
2023	—
2024	80,000
2025	—
2026	75,000
Thereafter	—
Total	$155,000
Note 10. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount	June 30, 2022	December 31, 2021
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	48,000	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500	29,500
Total mortgages payable					106,250	106,250
Deferred financing costs, net					(579)	(636)
Mortgages payable, net					$105,671	$105,614
As of June 30, 2022, the Company had $106.3 million in borrowings and $0.3 million in accrued interest outstanding under its mortgages payable. As of December 31, 2021, the Company had $106.3 million in borrowings and $0.2 million in accrued interest outstanding under its mortgages payable. For the three and six months ended June 30, 2022, the Company incurred $0.8 million and $1.6 million in interest expense on mortgages payable, respectively. For the three and six months ended June 30, 2021, the Company incurred $0.5 million and $0.9 million in interest expense on mortgages payable, respectively.
The following table presents the future principal payments due under the mortgages payable as of June 30, 2022 ($ in thousands):

Year	Mortgages Payable
2022 (remaining)	$—
2023	—
2024	—
2025	—
2026	48,000
Thereafter	58,250
Total	$106,250

Note 11. Note Payable
The Company finances the acquisition of certain mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of June 30, 2022, the Company has one note outstanding with Capital One which matures on April 9, 2025. As of June 30, 2022, the total principal amount of the note outstanding was $69.3 million and interest incurred for the three and six months ended June 30, 2022 was $0.1 million, respectively, based on a rate of SOFR plus 1.65%.
The following table presents the future principal payments due under the Note Payable as of June 30, 2022 ($ in thousands):

Year	Note Payable
2022 (remaining)	$—
2023	—
2024	—
2025	69,263
2026	—
Thereafter	—
Total	$69,263
Note 12. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2022	December 31, 2021
Straight-line rent receivable	$7,508	$6,451
Receivables	4,795	3,245
Deferred financing costs on credit facility, net	1,464	1,710
Prepaid expenses	1,636	1,154
Other	307	7,985
Total	$15,710	$20,545
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	June 30, 2022	December 31, 2021
Real estate taxes payable	$5,149	$3,072
Accounts payable and accrued expenses	10,722	5,733
Prepaid rental income	1,736	2,213
Tenant security deposits	3,277	2,010
Accrued interest expense	1,409	462
Other	5,565	1,320
Total	$27,858	$14,810
Note 13. Related Party Transactions
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
For the three and six months ended June 30, 2022, the Company incurred advisory fee expenses of $6.4 million and $11.1 million, respectively. For the three and six months ended June 30, 2021, the Company incurred advisory fee expenses of $1.3 million and $2.2 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued advisory fees of approximately $1.7 million and $1.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
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
During the year ended December 31, 2020, the Company engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company paid approximately $0.1 million and $0.2 million in management fees to NexCore during the three and six months ended June 30, 2022, respectively. The Company paid approximately $0.1 million in management fees to NexCore during each of the three and six months ended June 30, 2021, respectively.
Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals. The Company did not incur any acquisition fees to NexCore during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company paid approximately $48,000 and $0.1 million in acquisition fees to NexCore, respectively. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company has entered in seven joint venture arrangements with NexCore as of June 30, 2022, which have not incurred any promote payments.
On July 27, 2021, the Company entered in an agreement with Imajn Homes Holdings ("Sparrow"), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, the Company committed $150.0 million to acquire single family rentals identified by Sparrow. The Company incurred approximately $0.1 million and $0.2 million in asset management fees related to Sparrow during the three and six months ended June 30, 2022, respectively. In addition, the Company incurred approximately $0.1 million and $0.2 million of property management fees during the three and six months ended June 30, 2022. No fees were incurred by the Company for the three and six months ended June 30, 2021.
On August 23, 2021, the Company entered into a master services agreement with Nuveen Real Estate Project Management
Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services described below in connection with certain of our real estate investments.
For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. No fees have been incurred by the Company to Nuveen RE PMS as of June 30, 2022.
Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. As of June 30, 2022, the Company accrued approximately $41.5 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offerings, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	up to 1.5%	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	up to 0.5%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(1)	0.85%	0.25%	—
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
Other Related Party Transactions
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2022	December 31, 2021
Accrued stockholder servicing fees(1)	$41,468	$25,358
Advanced organization and offering expenses	4,021	4,648
Total	$45,489	$30,006
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2056 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 29.5-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance, assuming the maximum up-front selling commissions and dealer manager fees are paid.
See "Note 17. Equity and Redeemable Non-controlling Interest" for additional information related to TIAA's purchase of $300.0 million Class N shares of the Company's common stock through its wholly-owned subsidiary.
See "Note 6. Investment in International Affiliated Funds" for additional information related to the Company's investment in International Affiliated Funds.
Note 14. Economic Dependency
The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 15. Risks and Contingencies
The outbreak of COVID-19 and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first half of 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time, tenants have requested certain rent relief and lease modifications from this unprecedented event; however, such requests have not been significant as of June 30, 2022 for the Company's direct real estate investments. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than twelve months) and then repaid over the remaining duration of the contract. During the prior year, the Company pursued litigation with a tenant in lease default at one of its office properties in an effort to recover the outstanding balance due to the Company. A settlement agreement was reached between the Company and the tenant in default, and accordingly, the Company received $0.4 million in upfront settlement proceeds paid by the tenant, and is entitled to an additional $0.5 million to be received in 36 equal installments beginning September 1, 2021.
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
As of June 30, 2022, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months. Based on its assessment, the Company has concluded that there is no impairment of its investments as of June 30, 2022.
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

Note 16. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and six months ended June 30, 2022 was $24.5 million and $46.2 million, respectively. Rental income for the three and six months ended June 30, 2021 was $12.1 million and $23.4 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single family rentals are as follows ($ in thousands):

Year	June 30, 2022
2022 (remaining)	$23,821
2023	47,872
2024	47,368
2025	41,405
2026	32,483
Thereafter	88,336
Total	$281,285
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
During each of the three and six months ended June 30, 2022 and 2021, the Company did not have material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic.
Note 17. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2022, the Company had authority to issue a total of 2,200,000,000 shares of capital stock consisting of the following:

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
Common Stock
As of June 30, 2022, the Company had issued and outstanding 14,693,461 shares of Class T common stock, 38,708,716 shares of Class S common stock, 7,442,455 shares of Class D common stock, 62,601,456 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
March 31, 2022	11,850	30,913	6,301	43,743	29,731	122,538
Common stock issued	2,789	7,892	1,110	18,793	—	30,584
Distribution reinvestment	71	212	40	347	—	670
Vested stock grant	—	—	—	6	—	6
Common stock repurchased	(17)	(308)	(9)	(288)	—	(622)
June 30, 2022	14,693	38,709	7,442	62,601	29,731	153,176

	Six Months Ended June 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2021	9,201	23,809	4,649	31,460	29,731	98,850
Common stock issued	5,387	14,862	2,743	30,967	—	53,959
Distribution reinvestment plan	122	370	69	581	—	1,142
Vested stock grant	—	—	—	6	—	6
Common stock repurchased	(17)	(332)	(19)	(413)	—	(781)
June 30, 2022	14,693	38,709	7,442	62,601	29,731	153,176
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
Restricted Stock Grants
Through June 30, 2022, the Company’s independent directors received a $75,000 annual retainer and the chairperson of the audit committee will receive an additional $15,000 annual retainer. The Company pays 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price that generally vests one year from the date of grant.
Effective July 1, 2022, each independent director will receive a $100,000 annual retainer, the chairperson of the audit committee will receive an additional $20,000 annual retainer and the lead independent director will receive an additional $5,000 annual retainer. The Company will pay 50% of this compensation in cash in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of June 30, 2022 and December 31, 2021, the Company had accrued $8.8 million and $5.3 million in Distributions Payable on the Consolidated Balance Sheets for the June 2022 and December 2021 distributions. For the three and six months ended June 30, 2022, the Company declared and paid distributions of $22.8 million and $40.3 million, respectively. For the three and six months ended June 30, 2021, the Company declared and paid distributions in the amount of $7.6 million and $13.9 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2166 and $0.4243, respectively, per share for the three and six months ended June 30, 2022. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following tables detail the aggregate distribution declared for each of the Company's share classes for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2166	$0.2166	$0.2166	$0.2166	$0.2166
Advisory fee per share of common stock	(0.0616)	(0.0611)	(0.0619)	(0.0617)	(0.0333)
Stockholder servicing fee per share of common stock	(0.0455)	(0.0451)	(0.0133)	—	—
Net distribution per share of common stock	$0.1095	$0.1104	$0.1414	$0.1549	$0.1833

	Six Months Ended June 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.4243	$0.4243	$0.4243	$0.4243	$0.4243
Advisory fee per share of common stock	(0.0743)	(0.0736)	(0.0746)	(0.0744)	(0.0401)
Stockholder servicing fee per share of common stock	(0.0549)	(0.0544)	(0.0161)	—	—
Net distribution per share of common stock	$0.2951	$0.2963	$0.3336	$0.3499	$0.3842
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
For the three and six months ended June 30, 2022, the Company repurchased shares of its common stock for $8.2 million and $10.2 million. For the three and six months ended June 30, 2021, the Company repurchased shares of its common stock for $0.9 million and $1.2 million. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2022.
Redeemable Non-Controlling Interest
The Company's affiliated partner has a redeemable non-controlling interest in a joint venture due to crystallization rights, which allows the partner to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of June 30, 2022 and December 31, 2021, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.6 million and $0.3 million as of June 30, 2022 and December 31, 2021.
Note 18. Segment Reporting
The Company operates in ten reportable segments: healthcare properties, industrial and self-storage properties, multifamily properties, office properties, retail properties, commercial mortgage loans, single-family housing, real estate-related securities, International Affiliated Funds, and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-

makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Industrial and Self-Storage	$395,805	$186,502
Multifamily	295,769	303,852
Commercial Mortgage Loans	236,088	140,512
Real Estate-Related Securities	188,340	108,153
Healthcare	182,808	185,953
Single-Family Housing	130,303	100,039
International Affiliated Funds	128,124	131,046
Office	123,492	125,563
Retail	81,151	82,791
Other (Corporate)	440,772	133,726
Total assets	$2,202,652	$1,498,137

The following table sets forth the financial results by segment for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenues
Healthcare	$4,908	$2,395	$9,345	$4,160
Industrial and Self-Storage	6,902	3,586	12,266	7,146
Multifamily	6,540	2,615	12,988	4,995
Office	3,001	1,791	5,990	3,665
Retail	1,622	1,744	3,321	3,427
Single-family housing	1,509	—	2,240	—
Total rental revenues	24,482	12,131	46,150	23,393
Rental property operating expenses
Healthcare	1,141	445	2,443	766
Industrial and Self-Storage	1,732	1,096	3,126	2,205
Multifamily	3,006	1,192	5,691	2,373
Office	779	482	1,776	1,037
Retail	342	329	752	677
Single-family housing	785	—	1,558	—
Total rental property operating expenses	7,785	3,544	15,346	7,058
Depreciation and amortization	(14,040)	(6,754)	(26,407)	(12,238)
Income from commercial mortgage loans	1,897	—	3,892	—
Realized and unrealized (loss) income from real estate-related securities	(18,534)	5,904	(21,938)	8,785
Realized and unrealized loss from real estate debt	(1,812)	—	(2,518)	—
Realized and unrealized loss on commercial mortgage loan	(2,248)	—	(2,248)	—
Income (loss) from equity investment in unconsolidated international affiliated funds	4,126	(374)	4,985	315
General and administrative expenses	(2,525)	(874)	(4,621)	(1,931)
Advisory fee due to affiliate	(6,431)	(1,631)	(11,137)	(2,695)
Interest income	1,177	50	1,507	110
Interest expense	(3,147)	(1,002)	(4,943)	(1,945)
Net (loss) income	(24,840)	3,906	(32,624)	6,736
Net income attributable to non-controlling interest in third party joint venture	(41)	—	(22)	—
Net income attributable to preferred stock	4	3	8	11
Net (loss) income attributable to common stockholders	$(24,803)	$3,903	$(32,610)	$6,725

Note 19. Subsequent Events
Distributions
Status of the Offering
On July 1, 2022, the Company sold approximately 6,355,074 shares of common stock (800,815 Class T shares, 1,596,933 Class S shares, 236,894 Class D shares and 3,720,431 Class I shares) at a purchase price of $13.14 for Class T, $13.00 for Class S, $13.17 for Class D, and $13.13 for Class I.
On August 1, 2022, the Company sold approximately 4,545,373 shares of common stock (538,158 Class T shares, 1,308,968 Class S shares, 83,065 Class D shares and 2,615,182 Class I shares) at a purchase price of $13.11 for Class T, $12.98 for Class S, $13.15 for Class D, and $13.10 for Class I.
Proceeds from the Issuance of Common Stock
Subsequent to June 30, 2022, the Company received net proceeds of $142.6 million from the issuance of its common stock.
Investments
In July 2022, the Company originated a floating-rate senior mortgage and mezzanine loan amounting to $68.6 million, the proceeds of which were used by the borrower to finance the acquisition of a Class A, garden-style multifamily property located in Kissimmee, Florida.
In July 2022, the Company originated a floating-rate senior mortgage and mezzanine loan amounting to $68.2 million, the proceeds of which were used by the borrower to finance the acquisition and light repositioning of a mid-rise community located in Scottsdale, Arizona.
In July 2022, the Company acquired a 100% leased, bulk distribution building within the Wilsonville submarket of Portland for $60.6 million.
In July/August 2022, the Company acquired a healthcare portfolio for $280 million, consisting of ten properties located in various high growth markets across the United States.

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
Q2 2022 Highlights
Operating results:
•Raised $393.7 million of net proceeds during the three months ended June 30, 2022. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.44%	5.17%	4.59%	4.66%
Year-to-Date Total Return, without upfront selling commissions	7.75%	7.59%	7.30%	7.38%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	N/A	3.59%	3.67%
Inception-to-Date Total Return, without upfront selling commissions	12.40%	12.29%	12.99%	14.37%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	N/A	11.86%	12.82%
Investments:
•In June 2022, we acquired two purpose-built, self-storage properties in high-growth, high-barrier to entry submarkets totaling $25.3 million.
•In June 2022, we acquired a core-plus industrial portfolio, consisting of three Class A light industrial assets for $54.4 million.
•We acquired 57 single-family homes in conjunction with our relationship with Sparrow for a total purchase price of $22.3 million.
•In June 2022, we sold the senior portion of our commercial mortgage loan used to finance the acquisition of a multifamily property in Seattle, Washington for $57.9 million.
•In June 2022, we entered into a note-on-note agreement for $69.3 million, secured by the commercial mortgage loan used to finance the acquisition of five garden-style apartments.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of June 30, 2022:

The following charts further describe the diversification of our direct investments in real properties based on fair value as of June 30, 2022:

By Region (%)

Midwest
9%
East
21%
West
25%
South
45%

By Sector (%)
Grocery anchored retail 6%
Single family housing 9%
Office 8%
Healthcare 15%
Industrial and Self-Storage 36%
Multifamily 26%

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of June 30, 2022:

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of June 30, 2022:

Investments in Real Estate

The following charts provide information on the nature and geographical locations of our real properties as of June 30, 2022:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq Feet (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	98%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	99%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	97%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	97%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	97%
Total Multifamily	5				1,294	units	98%
Industrial and Self-Storage:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	sq ft.	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	sq ft.	97%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	sq ft.	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	sq ft.	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	sq ft.	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	sq ft.	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	sq ft.	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	sq ft.	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	sq ft.	100%
610 Loop - Houston Industrial	5	Houston, TX	Mar, 2022	100%	709	sq ft.	99%
Palm Bay Storage	1	Palm Bay, FL	June, 2022	100%	27	sq ft.	95%
Imperial Sugarland Storage	1	Sugarland, TX	June, 2022	100%	94	sq ft.	83%
UP Minneapolis Portfolio	3	Minneapolis, MN	June, 2022	100%	406	sq ft.	84%
Total Industrial and Self-Storage	24				3,450	sq ft.	97%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	sq ft.	100%
Total Retail	1				199	sq ft.	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	sq ft.	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	sq ft.	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	sq ft.	97%
Total Office	3				325	sq ft.	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	sq ft.	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	sq ft.	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	sq ft.	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	sq ft.	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	sq ft.	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	sq ft.	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	sq ft.	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	sq ft.	51%

Buck's Town Medical Campus II	1	Langhorne, PA	Oct, 2021	100%	69	sq ft.	83%
Total Healthcare	13				857	sq ft.	86%
Single-Family Housing:
Single-Family Rentals	322	Various	Various	100%	653	sq ft.	85%
Total Single-Family Housing	322				653	sq ft.	85%
Total Investment Properties	368
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of June 30, 2022 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals, and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	11	540	1%	71	2%
2023	15	1,152	3%	143	3%
2024	25	2,952	7%	328	8%
2025	31	11,976	27%	1,199	29%
2026	22	4,332	10%	594	14%
2027	35	8,160	18%	724	17%
2028	9	5,304	12%	478	11%
2029	6	636	1%	104	2%
2030	7	3,336	7%	161	4%
Thereafter	13	6,180	14%	372	10%
Total	174	44,568	100%	4,174	100%
(1)The annualized June 30, 2022 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of June 30, 2022, we had 78 holdings and have invested $112.3 million in securities that are valued at $105.2 million.
Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”) to the extent permitted by the REIT rules. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or pool of commercial mortgage loans. CMBS are generally pass-through and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of these securities are single asset, single borrower (or "SASB") deals (~89%), and all securities are rated Investment Grade (BBB- or higher) with ~3% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (~83%) that had a purchase yield of 3.51% which is expected to increase as the base index rates (LIBOR and SOFR) increase. As of June 30, 2022, we have invested $85.6 million in CMBS that are valued at $83.2 million on the balance sheet.

Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF has total equity commitments of $1.2 billion (€1.2 billion) and has called $1.2 billion (€1.2 billion) of these commitments. ECF has 12 assets with a gross asset value of $2.0 billion (€1.9 billion) and has a loan to value ratio of 34.9%. The ECF portfolio is well diversified and as of March 31, 2022 had a balanced country exposure with 21.6% in UK, 17.7% in Netherlands, 12.6% in Finland, 12.0% in Spain, 12.8% in Germany, 10.9% in Italy, 5.2% in Denmark, 3.6% in France, and 3.6% in Austria resulting in an annualized since inception gross income return of 4.1% and a gross total return of 6.3%.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of June 30, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distribution	(1,076)
Income from equity investment in unconsolidated international affiliated fund	3,757
Foreign currency translation adjustment	(6,434)
Balance as of June 30, 2022	$75,344
Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $2.9 million and $3.8 million for the three and six months ended June 30, 2022, respectively. Income from equity investments in Unconsolidated International Affiliated Funds from ECF was $0.4 million and $0.3 million for the three and six months ended June 30, 2021, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of the latest available information, APCF has total equity commitments of $990.0 million and has called $876.5 million of these commitments. APCF has 18 assets with a gross asset value of $1.6 billion and has a loan to value ratio of 39.1%. As of March 31, 2022, APCF had 32.5% exposure in Singapore, 9.9% in Australia, 26.3% in Japan, 18.3% in South Korea and 13.1% in Hong Kong resulting in an annualized since inception total return of 7.0%.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of June 30, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distribution	(396)
Income from equity investment in unconsolidated international affiliated fund	1,228
Balance as of June 30, 2022	$52,780
Income from equity investments in Unconsolidated International Affiliated Funds from APCF for each of the three and six months ended June 30, 2022 was $1.3 million and $1.2 million, respectively. (Loss) income from equity investments in Unconsolidated International Affiliated Funds from APCF for each of the three and six months ended June 30, 2021 was $(0.8) million and $42,000, respectively.
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

On March 24, 2022 and June 27, 2022, the Company sold two senior loans to unaffiliated parties and retained the subordinate mortgages, receiving proceeds of $47.4 million and $57.9 million, respectively, which are net of disposition fees. The sales did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.
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
For the three and six months ended June 30, 2022, we had unrealized losses on our commercial mortgage loans of $(2.2) million for each period. For the three and six months ended June 30, 2021, we did not have a commercial mortgage loan investment.
For the three and six months ended June 30, 2022, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $1.9 million and $3.9 million, respectively. For the three and six months ended June 30, 2021, we did not have a commercial mortgage loan investment.
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
Operating Expenses
Our operating expenses include general and administrative expenses, including legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases associated with our industrial and self-storage, retail, office and healthcare properties, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations
The following table sets forth the results of our operations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues
Rental revenue	$24,482	$12,131	$12,351	$46,150	$23,393	$22,757
Income from commercial mortgage loan	1,897	—	1,897	3,892	—	3,892
Total revenues	26,379	12,131	14,248	50,042	23,393	26,649
Expenses
Rental property operating	7,785	3,544	4,241	15,346	7,058	8,288
General and administrative	2,525	874	1,651	4,621	1,931	2,690
Advisory fee due to affiliate	6,431	1,631	4,800	11,137	2,695	8,442
Depreciation and amortization	14,040	6,754	7,286	26,407	12,238	14,169
Total expenses	30,781	12,803	17,978	57,511	23,922	33,589
Other income (expense)
Realized and unrealized (loss) income from real estate-related securities	(18,534)	5,904	(24,438)	(21,938)	8,785	(30,723)
Realized and unrealized loss from real estate debt	(1,812)	—	(1,812)	(2,518)	—	(2,518)
Unrealized loss on commercial mortgage loans	(2,248)	—	(2,248)	(2,248)	—	(2,248)
Income (loss) from equity investment in unconsolidated international affiliated funds	4,126	(374)	4,500	4,985	315	4,670
Interest income	1,177	50	1,127	1,507	110	1,397
Interest expense	(3,147)	(1,002)	(2,145)	(4,943)	(1,945)	(2,998)
Net (loss) income	(24,840)	3,906	(28,746)	(32,624)	6,736	(39,360)
Net loss attributable to non-controlling interest in third party joint venture	(41)	—	(41)	(22)	—	(22)
Net income attributable to preferred stock	4	3	1	8	11	(3)
Net (loss) income attributable to common stockholders	$(24,803)	$3,903	$(28,706)	$(32,610)	$6,725	$(39,335)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since June 30, 2021, our revenues and operating expenses for the three and six months ended June 30, 2022 and 2021 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2022 and 2021 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the three and six months ended June 30, 2022, income from commercial mortgage loans increased $1.9 million and $3.9 million, respectively, due to the origination of three commercial mortgages beginning in November 2021.

Depreciation and Amortization
During the three and six months ended June 30, 2022, depreciation and amortization increased by $7.3 million and $14.2 million in comparison to the corresponding periods in 2021 due to acquisitions of real estate.
General and Administrative Expenses
During the three and six months ended June 30, 2022, general and administrative expenses increased by $1.7 million and $2.7 million in comparison to the corresponding periods in 2021 primarily due to an increase in legal and appraisal fees, fund administration, financing costs associated with our note payable, and disposition fees associated with two sales of the senior portion of our commercial mortgage loans.
Advisory Fee Due to Affiliate
During the three and six months ended June 30, 2022, the advisory fee due to affiliate increased by $4.8 million and $8.4 million as compared to the corresponding periods in 2021 due to the growth of our NAV.
Realized and Unrealized (Loss) Income from Real Estate-Related Securities
Realized and unrealized (loss) income from real estate-related securities decreased $24.4 million and $30.7 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The decrease was due to an overall market decline driven by the uncertainty surrounding inflation, interest rates and geopolitics in Eastern Europe.
Realized and Unrealized Loss from Real Estate Debt
Realized and unrealized loss from real estate debt was $1.8 million and $2.5 million for the three and six months ended June 30, 2022, respectively, due to our recent allocations to CMBS.
Income from Equity Investment in Unconsolidated International Affiliated Funds
During the three and six months ended June 30, 2022, income from the International Affiliated Funds increased $4.5 million and $4.7 million as compared to the corresponding periods in 2021. The increase was primarily due to valuation gains on properties within ECF and APCF driven by improved market conditions.
Interest Expense
During the three and six months ended June 30, 2022, interest expense increased $2.1 million and $3.0 million, respectively, compared to the corresponding periods in 2021 due to additional borrowings on our credit facility, mortgage payables and note payable during the current year.
Interest Income
During the three and six months ended June 30, 2022, interest income increased $1.1 million and $1.4 million, respectively, compared to the corresponding periods in 2021 due to increased interest generated by our cash sweep account and bond income from our CMBS holdings.
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
For the three months ended June 30, 2022, our same property portfolio consisted of six industrial, two multifamily, two office, one retail and four healthcare properties. For the six months ended June 30, 2022, our same property portfolio consisted of six industrial, two multifamily, two office, one retail, and three healthcare properties.
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
The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(24,803)	$3,903	$(32,610)	$6,725
Adjustments to reconcile to same property NOI
General and administrative	2,525	874	4,621	1,931
Advisory fee due to affiliate	6,431	1,631	11,137	2,695
Depreciation and amortization	14,040	6,754	26,407	12,238
Loss (income) from real estate-related securities	18,534	(5,904)	21,938	(8,785)
Income from commercial mortgage loans	(1,897)	—	(3,892)	—
Loss from real estate debt	1,812	—	2,518	—
(Income) loss from equity investment in unconsolidated international affiliated funds	(4,126)	374	(4,985)	(315)
Realized and unrealized loss on commercial mortgage loans	2,248	—	2,248	—
Interest income	(1,177)	(50)	(1,507)	(110)
Interest expense	3,147	1,002	4,943	1,945
Income attributable to non-controlling interest in third party joint venture	(41)	—	(22)	—
Preferred Stock	4	3	8	11
NOI	16,697	8,587	$30,804	$16,335
Non-same property NOI	7,980	539	14,327	938
Same property NOI	$8,717	$8,048	$16,477	$15,397

The following table details the components of same property NOI for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		2022 vs 2021		Six Months Ended June 30,		2022 vs 2021
	2022	2021	$	%	2022	2021	$	%
Rental Revenue
Multifamily	$2,783	$2,534	$249	10%	$5,443	$4,915	$528	11%
Industrial	4,011	3,586	425	12%	7,911	7,145	766	11%
Office	1,929	1,791	138	8%	3,728	3,665	63	2%
Retail	1,622	1,740	(118)	(7)%	3,321	3,423	(102)	(3)%
Healthcare	1,901	1,863	38	2%	3,192	3,118	74	2%
Total revenues	12,246	11,514	732	6%	23,595	22,266	1,329	6%
Property operating expenses
Multifamily	1,215	1,184	31	3%	2,440	2,365	75	3%
Industrial	1,064	1,096	(32)	(3)%	2,213	2,205	8	—%
Office	493	483	10	2%	1,027	1,037	(10)	(1)%
Retail	342	329	13	4%	752	677	75	11%
Healthcare	415	374	41	11%	686	585	101	17%
Total expenses	3,529	3,466	63	2%	7,118	6,869	249	4%
Same property NOI	$8,717	$8,048	$669	8%	$16,477	$15,397	$1,080	7%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and six months ended June 30, 2022, rental revenues increased $0.7 million and $1.3 million, respectively, across the same property portfolio as compared to the corresponding period in 2021. The increase was primarily related to increases in occupancy at our same property multifamily investments and increased market rents at our same property industrial and self-storage and multifamily investments.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three and six months ended June 30, 2022, property operating expenses increased $0.1 million and $0.2 million, respectively, across the same property portfolio as compared to the corresponding period in 2021. The increase was primarily due to slightly higher maintenance expense at our retail and healthcare same store investments.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. For the three months ended June 30, 2022, we raised $393.7 million of net proceeds in our public offering.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three and six months ended June 30, 2022. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date our NAV reaches $1.0 billion or January 31, 2023. Our NAV reached $1.0 billion in October 2021. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Advisor for these costs.
As of June 30, 2022, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital. As of June 30, 2022, we have reimbursed the Advisor $0.6 million for such costs.
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
On September 30, 2021, we amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, comprised of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by our Operating Partnership, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026. Loans outstanding under the Credit Facility bear interest, at the Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at the Operating Partnership’s option, at either an adjusted base rate or an adjusted LIBOR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of the Operating Partnership and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. There is a ticking fee on the DDTL Facility equal to 0.15% of the undisbursed portion of the DDTL Facility. An upfront fee of 40 basis points was payable at closing.
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
As of June 30, 2022, we had $155.0 million in borrowings and had outstanding accrued interest of $1.1 million. For the three and six months ended June 30, 2022, we incurred $1.4 million and $2.2 million, respectively, in interest expense on the Credit Facility. For the three and six months ended June 30, 2021, we incurred $0.4 million and $0.8 million, respectively, in interest expense on the Credit Facility.
As of June 30, 2022, we are in compliance with all loan covenants with respect to the Credit Agreement.
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
As of June 30, 2022, we had $106.3 million in borrowings and $0.3 million in accrued interest outstanding under our mortgages payable. As of December 31, 2021, we had $106.3 million in borrowings and $0.2 million in accrued interest outstanding under our mortgages payable. For the three and six months ended June 30, 2022, we incurred $0.8 million and $1.6 million in interest expense related to our mortgages payable. For the three and six months ended June 30, 2021, we incurred $0.5 million and $0.9 million in interest expense related to our Mortgages Payable.

Note Payable
We finance the acquisition of certain mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of June 30, 2022, we had one note outstanding with Capital One.
As of June 30, 2022, we had $69.3 million in principal outstanding on the note and interest incurred for the three and six months ended June 30, 2022 was $0.1 million, respectively. We did not have a note during the three and six months ended June 30, 2021.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$33,719	$10,337
Cash flows used in investing activities	(445,554)	(153,750)
Cash flows provided by financing activities	727,913	282,296
Net increase in cash and cash equivalents and restricted cash	$316,078	$138,883
Cash flows provided by operating activities increased $23.4 million during the six months ended June 30, 2022 compared to the corresponding period in 2021. The increase was due to additional cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities increased $291.8 million during the six months ended June 30, 2022 compared to the corresponding period in 2021 due primarily to a $99.9 million increase in fundings and capex related to the acquisition of real estate investments, loan originations of $96.0 million, allocations to real estate debt of $71.5 million and an increase in net purchase and sale activity on our real-estate related securities of $24.4 million during the six months ended June 30, 2022.

Cash flows provided by financing activities increased by $445.6 million during the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to a $389.2 million and $16.3 million increase in proceeds from issuance of common stock and subscriptions received in advance, respectively, along with proceeds from the sale of loan participations of $107.8 million and proceeds from our note payable of $68.8 million, partially offset by increase in net repayments on the Credit Facility of $95.0 million, a decrease in borrowings on mortgages payable of $28.8 million and an increase of $13.9 million in distributions paid to stockholders.
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
The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(24,840)	$3,906	$(32,624)	$6,736
Adjustments:
Real estate depreciation and amortization	14,040	6,754	26,407	12,238
Amount attributable to non-controlling interests for above adjustments	(22)	—	(55)	—
Funds from Operations attributable to common stockholders	(10,822)	10,660	(6,272)	18,974
Straight-line rental income	(439)	(491)	(1,056)	(795)
Amortization of above-and-below market lease intangibles	(1,044)	(307)	(1,713)	(505)
Unrealized loss (gain) from changes in fair value of real estate-related securities	21,338	(4,706)	28,356	(6,479)
Unrealized loss from changes in fair value of real estate debt	1,812	—	2,514	—
Unrealized loss on commercial mortgage loan	2,248	—	2,248	—
Amortization of restricted stock awards	(54)	17	39	34
Unrealized income (loss) from investment in international affiliated funds	(3,236)	646	(3,513)	208
Adjusted Funds from Operations attributable to stockholders	$9,803	$5,819	$20,603	$11,437
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
Distributions
Based on the monthly record dates established by the board of directors, we accrue for distribution on a monthly basis. As of June 30, 2022, we accrued $8.8 million for June 2022 in Distribution Payable on the Consolidated Balance Sheets.

For the three and six months ended June 30, 2022, we declared and paid distributions of $22.8 million and $40.3 million, respectively. For the three and six months ended June 30, 2021, we declared and paid distributions in the amount of $7.6 million and $13.9 million, respectively.
Each class of our common stock received the same gross distribution per share, which was $0.2166 and $0.4243 per share for the three and six months ended June 30, 2022, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which are deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of our share classes for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2166	$0.2166	$0.2166	$0.2166	$0.2166
Advisory fee per share of common stock	(0.0616)	(0.0611)	(0.0619)	(0.0617)	(0.0333)
Stockholder servicing fee per share of common stock	(0.0455)	(0.0451)	(0.0133)	—	—
Net distribution per share of common stock	$0.1095	$0.1104	$0.1414	$0.1549	$0.1833

	Six Months Ended June 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.4243	$0.4243	$0.4243	$0.4243	$0.4243
Advisory fee per share of common stock	(0.0743)	(0.0736)	(0.0746)	(0.0744)	(0.0401)
Stockholder servicing fee per share of common stock	(0.0549)	(0.0544)	(0.0161)	—	—
Net distribution per share of common stock	$0.2951	$0.2963	$0.3336	$0.3499	$0.3842
The following tables summarizes our distributions declared and paid during the six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$15,011	65.86%	$6,433	84.37%
Reinvested in shares	7,782	34.14%	1,192	15.63%
Total distributions	$22,793	100.00%	$7,625	100.00%
Sources of distributions
Cash flows from operating activities	$10,107	44.34%	$4,413	57.88%
Debt and financing proceeds	12,686	55.66%	3,212	42.12%
Total sources of distributions	$22,793	100.00%	$7,625	100.00%
Total cash flows from operating activities	$10,107		$4,413

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$25,798	63.99%	$11,936	85.72%
Reinvested in shares	14,518	36.01%	1,988	14.28%
Total distributions	$40,316	100.00%	$13,924	100.00%
Sources of distributions
Cash flows from operating activities	$33,719	83.64%	$10,337	74.24%
Debt and financing proceeds	6,597	16.36%	3,587	25.76%
Total sources of distributions	$40,316	100.00%	$13,924	100.00%
Total cash flows from operating activities	$33,719		$10,337
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. The overarching principle of these guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments or the price that would be received for our investments in an arm’s-length transaction between market participants, less our liabilities. These valuation guidelines are largely based upon standard industry practices used by private, open-end real estate funds and are administered by the Advisor.

Our board of directors monitors compliance with our valuation guidelines on an ongoing basis. The calculation of our NAV is intended to be a calculation of fair value of our assets less our outstanding liabilities and may differ from our financial statements. In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class of our common stock as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties based upon individual appraisal reports provided periodically by third-party independent valuation firms and reviewed by our independent valuation advisor, (2) our real estate-related assets for which third-party market quotes are available, (3) our other real estate-related assets, if any, and (4) our other assets and liabilities. The NAV per share for our share classes may differ because stockholder servicing fees allocable to a specific class of shares are only included in the NAV calculation for that class and the advisory fee allocable to the Class N shares differs from the advisory fee allocable to the other share classes.

As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP, which are subject to an independent audit. To calculate our NAV for purposes of establishing a purchase and repurchase price for our shares, we have adopted a model that adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

One fundamental element of the valuation process, the valuation of our real properties, is managed by our independent valuation advisor, SitusAMC Real Estate Valuation Services, LLC (“SitusAMC”), a valuation firm selected by the Advisor and approved by our board of directors, including a majority of our independent directors. SitusAMC also values the mortgages underlying our properties and our investments in debt backed principally by real estate. The compensation we pay to our independent valuation advisor is based on the number of real properties and mortgages we own and the number of mortgages underlying our properties and is not based on the estimated values of these investments and mortgages. The Advisor, with the approval of our board of directors, including a majority of our independent directors, may engage additional independent valuation advisors in the future as our portfolio grows and diversifies globally. While our independent valuation advisor is responsible for providing the valuations described above, our independent valuation advisor is not responsible for, and does not calculate, our NAV. The Advisor is ultimately responsible for the determination of our NAV.

At the beginning of each calendar year, the Advisor develops a valuation plan with the objective of having each of our wholly owned properties valued each quarter by an appraisal, except for newly acquired properties as described below. Our independent valuation advisor relies in part on property-level information provided by the Advisor, including (1) historical and projected operating revenues and expenses of the property, (2) lease agreements with respect to the property and (3) information regarding recent or planned capital expenditures. Appraisals are performed in accordance with the Code of Professional Ethics of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practices of The Appraisal Foundation, or the similar industry standards for the country where the property appraisal is conducted. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. Our independent valuation advisor generally performs the appraisals, but in its discretion, may engage other independent valuation firms to provide appraisals of certain of our properties. Any appraisal provided by a firm other than our independent valuation advisor is performed in accordance with our valuation guidelines and is not incorporated into the calculation of our NAV until our independent valuation advisor has confirmed the reasonableness of such appraisal.

Wholly owned properties and joint ventures may be valued more frequently than quarterly under certain circumstances. If, in the opinion of the Advisor an event becomes known to the Advisor (including through communication with our independent valuation advisor) that is likely to have any material impact on previously provided estimated values of the affected properties, the Advisor will notify our independent valuation advisor. If in the opinion of our independent valuation advisor, such event is likely to have an impact on a previously provided value of the affected properties, our independent valuation advisor will recommend intra-quarter valuation adjustments that will be incorporated into our NAV calculation. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or capital market events may cause the value of a wholly owned property to change materially. Once the independent valuation advisor has communicated the adjusted estimate of property value to the Advisor, the Advisor will cause such adjusted value to be included in our monthly NAV calculation. Any such adjustments will be estimates of the market impact of material events to the appraised value of the property, based on assumptions and judgments that may or may not prove to be correct and may also be based on limited information readily available at that time. In general, we expect that any estimates of value or interim appraisals will be performed as soon as possible after a determination by the Advisor that a material change has occurred and the financial effects of such change are quantifiable by the independent valuation advisor. However, rapidly changing market conditions or material events may not be immediately reflected in our NAV. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class of our common stock as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties based upon individual appraisal reports provided periodically by third-party independent valuation firms and reviewed by our independent valuation advisor, (2) our real estate-related assets for which third-party market quotes are available, (3) our other real estate-related assets, if any, and (4) our other assets and liabilities. The NAV per share for our share classes may differ because stockholder servicing fees allocable to a specific class of shares are only included in the NAV calculation for that class and the advisory fee allocable to the Class N shares differs from the advisory fee allocable to the other share classes.
At the end of each month, before taking into consideration additional issuances of shares of capital stock, share repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the advisory fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also includes material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
We reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude upfront selling commissions, dealer manager fees and stockholder servicing fees. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such offering. In connection with our initial public offering, the Advisor advanced $4.6 million of our organization and offering expenses on our behalf from our inception through December 2018. We agreed to reimburse the Advisor for these organization and offering expenses ratably over the 60 months following the earlier of the date our NAV first reaches $1 billion or January 31, 2023. Our NAV reached $1.0 billion in October 2021. Such expenses will not be deducted from our NAV until they are payable to the Advisor.
Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees and advisory fees. For each applicable class of shares, each of the stockholder servicing fee and the advisory fee is calculated as a percentage of the aggregate NAV for such class of shares. The declaration of distributions reduces the NAV for each class of our common stock in an amount equal to the accrual of our liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2022 ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2022
Investments in real property	$1,566,084
Investments in real estate-related securities	105,301
Investments in international affiliated funds	128,124
Investments in commercial mortgage loans	126,067
Investments in real estate debt	83,167
Cash and cash equivalents	358,954
Restricted cash	87,700
Other assets	8,661
Debt obligations	(322,933)
Subscriptions received in advance	(86,897)
Other liabilities	(35,977)
Stockholder servicing fees payable the following month(1)	(512)
Non-controlling interests in joint venture	(1,210)
Net Asset Value	$2,016,529
Net Asset Value attributable to preferred stock	$125
Net Asset Value attributable to common stockholders	$2,016,404
Number of outstanding shares of common stock	153,176
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2022, we have accrued under GAAP approximately $40.7 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2022 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$192,678	$502,249	$97,847	$819,777	$403,853	$2,016,404
Number of outstanding shares	14,693	38,709	7,442	62,601	29,731	153,176
NAV per shares as of June 30, 2022	$13.11	$12.98	$13.15	$13.10	$13.58

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2022 valuations, based on property types. Once we own more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	5.80%	4.52%
Multifamily	6.30	4.34
Office	6.86	6.27
Healthcare	7.21	6.07
Single-Family Housing	6.93	4.91
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial and Self-Storage Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Single Family Housing Investment Value
Discount Rate	0.25% decrease	2.03%	2.04%	1.95%	2.21%	1.28%
(weighted average)	0.25% increase	(2.09)%	(1.99)%	(1.87)%	(2.01)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	4.27%	4.22%	2.76%	2.95%	3.60%
(weighted average)	0.25% increase	(3.88)%	(3.80)%	(2.52)%	(2.62)%	(3.13)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2022
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$1,570,197
Redeemable non-controlling interest	584
Total partners' capital of Nuveen OP	1,570,534
Adjustments:
Organization and offering costs(1)	4,021
Accrued stockholder servicing fees(2)	40,956
Unrealized real estate appreciation(3)	305,392
Unrealized mortgage payable appreciation(4)	7,001
Accumulated depreciation and amortization(5)	95,886
Straight-line rent receivable	(7,508)
Net Asset Value	$2,016,282
(1)The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion. As of June 30, 2022, we have reimbursed the Advisor $0.6 million for such costs, and $4.0 million remains outstanding and payable.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2022 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$330,513	$—	$149,263	$123,000	$58,250
Organization and offering costs	4,021	464	2,784	773	—
Interest expense(1)	48,424	12,371	22,610	11,421	2,022
Total	$382,958	$12,835	$174,657	$135,194	$60,272
(1)Represents interest expense for our fixed rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on the Credit Facility for the three and six months ended June 30, 2022 was 2.14% and 1.81%.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of June 30, 2022.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of June 30, 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2022, the outstanding principal balance of our variable rate indebtedness was $155.0 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
The fair market value of the Credit Facility is sensitive to changes in LIBOR. For the three and six months ended June 30, 2022, a 10% increase in the one-month U.S. denominated LIBOR would have resulted in increased interest expense of approximately $0.1 million and $0.2 million, respectively. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2022. Similarly, a 100 basis point decrease will increase our net income by $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2022.
COVID-19 Developments
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
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in our 2021 Form 10-K, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2021, we funded our distributions approximately 55.7% from cash flows from operating activities and 44.3% from debt proceeds. For the six months ended June 30, 2022, we funded our distributions approximately 83.6% from cash flows from operating activities and 16.4% from debt and financing proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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

The appraisals of our properties are conducted on a rolling basis, such that properties may be appraised at different times but each property is appraised at least once per quarter. As such, when these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, nation or global economic changes, including as a result of the coronavirus pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We do not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
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
During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2022	291,050	0.2726%	$13.58	291,050	—
May 2022	69,198	0.0619%	12.98	69,198	—
June 2022	253,039	0.2136%	12.24	253,039	—
	613,287	0.5481%	$12.96	613,287	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (included in Appendix B to the Registrant's Post-Effective Amendment No. 17 to Form S-11 filed on January 25, 2019 and incorporated herein by reference).

10.1	Independent Director Compensation Policy (filed as Exhibit 10.8 to the Registrant's Post-Effective Amendment No. 13 to Form S-11 filed on January 25, 2019 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: August 15, 2022