Form 10-Q
period 2022-09-30
Nuveen Global Cities REIT, Inc.
filed 2022-11-14
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 14, 2022, there were 17,262,705 outstanding shares of Class T common stock, 44,732,793 outstanding shares of Class S common stock, 8,193,734 outstanding shares of Class D common stock, 77,704,334 outstanding shares of Class I common stock, and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,594,030	$909,832
Investments in commercial mortgage loans, at fair value	391,085	140,512
Investments in international affiliated funds	122,958	131,046
Investments in real estate-related securities, at fair value	93,335	93,970
Investments in real estate debt, at fair value	91,296	14,183
Intangible assets, net	115,648	57,473
Cash and cash equivalents	86,754	36,163
Restricted cash	66,491	94,413
Other assets	18,682	20,545
Total assets	$2,580,279	$1,498,137
Liabilities and Equity
Credit facility	$225,000	$238,000
Loan participations, at fair value	173,135	—
Mortgages payable, net	167,638	105,614
Note payable, at fair value	69,263	—
Subscriptions received in advance	65,432	100,778
Due to affiliates	49,351	30,006
Accounts payable, accrued expenses, and other liabilities	45,843	14,810
Intangible liabilities, net	36,567	22,522
Distributions payable	9,769	5,323
Total liabilities	841,998	517,053
Redeemable non-controlling interest	822	258
Equity
Series A Preferred Stock	128	126
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 16,626,244 and 9,201,452 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	166	92
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 42,786,403 and 23,809,171 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	428	238
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 8,000,887 and 4,648,665 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	79	46
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 72,496,315 and 31,460,729 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	726	316
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	297	297
Additional paid-in capital	1,926,374	1,043,073

Accumulated deficit and cumulative distributions	(182,795)	(63,958)
Accumulated other comprehensive loss	(12,059)	(239)
Total stockholder's equity	1,733,344	979,991
Non-controlling interests attributable to third party joint ventures	4,115	835
Total equity	1,737,459	980,826
Total liabilities and equity	$2,580,279	$1,498,137
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$31,427	$15,358	$77,577	$38,751
Income from commercial mortgage loans	5,587	—	9,479	—
Total revenues	37,014	15,358	87,056	38,751
Expenses
Rental property operating	10,040	4,845	25,386	11,903
General and administrative	2,491	903	7,112	2,834
Advisory fee due to affiliate	7,583	2,502	18,720	5,197
Depreciation and amortization	17,357	6,962	43,764	19,200
Total expenses	37,471	15,212	94,982	39,134
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(10,663)	2	(32,601)	8,787
Realized and unrealized loss from real estate debt	(819)	—	(3,337)	—
Income from equity investments in unconsolidated international affiliated funds	436	1,613	5,421	1,928
Unrealized gain (loss) on commercial mortgage loans	670	—	(1,578)	—
Interest income	1,541	45	3,048	155
Interest expense	(4,685)	(1,127)	(9,628)	(3,072)
Total other income (expense)	(13,520)	533	(38,675)	7,798
Net (loss) income	$(13,977)	$679	$(46,601)	$7,415
Net loss attributable to non-controlling interests in third party joint ventures	(25)	—	(47)	—
Net income attributable to preferred stock	3	4	11	15
Net (loss) income attributable to common stockholders	$(13,955)	$675	$(46,565)	$7,400
Net (loss) income per share of common stock - basic and diluted	$(0.08)	$0.01	$(0.33)	$0.13
Weighted-average shares of common stock outstanding, basic and diluted	166,094,422	71,220,828	142,141,411	56,768,818
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(13,977)	$679	$(46,601)	$7,415
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,386)	(709)	(11,820)	(1,644)
Comprehensive (loss) income	(19,363)	(30)	(58,421)	5,771
Comprehensive loss attributable to non-controlling interests in third party joint ventures	(25)	—	(47)	—
Comprehensive income attributable to preferred stock	3	4	11	15
Comprehensive (loss) income attributable to common stockholders	$(19,341)	$(34)	$(58,385)	$5,756
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity		Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at June 30, 2022	$126	$147	$388	$73		$627	$297	$1,714,792	$(140,393)	$(6,673)	$1,569,384		$813	$1,570,197
Issuance of 16,168,755 shares of common stock (net of $213 of offering costs)	—	19	40	6		98	—	207,550	—	—	207,713		—	207,713
Distribution reinvestment	—	1	2	—	(a)	5	—	11,831	—	—	11,839		—	11,839
Common stock repurchased	—	(1)	(2)	—	(a)	(4)	—	(7,627)	—	—	(7,634)		—	(7,634)
Amortization of restricted stock grants	—	—	—	—		—	—	66	—	—	66		—	66
Net income (loss)	3	—	—	—		—	—	—	(13,955)	—	(13,952)		(25)	(13,977)
Distributions on common stock	—	—	—	—		—	—	—	(28,447)	—	(28,447)		—	(28,447)
Contributions from non-controlling interest	—	—	—	—		—	—	—	—	—	—		3,347	3,347
Distributions to non-controlling interest	—	—	—	—		—	—	—	—	—	—		(20)	(20)
Distribution to Series A preferred stock	(1)	—	—	—		—	—	—	—	—	(1)		—	(1)
Foreign currency translation adjustment	—	—	—	—		—	—	—	—	(5,386)	(5,386)		—	(5,386)
Allocation to redeemable non-controlling interest	—	—	—	—		—	—	(238)	—	—	(238)	—	—	(238)
Balance at September 30, 2022	$128	$166	$428	$79		$726	$297	$1,926,374	$(182,795)	$(12,059)	$1,733,344		$4,115	$1,737,459

		Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at June 30, 2021	$129	$55		$96		$24		$122		$297	$601,050	$(50,540)	$1,233	$552,466	$—	$552,466
Issuance of 17,748,863 shares of common stock (net of $213 of offering costs)	—	15		55		9		100		—	194,369	—	—	194,548	—	194,548
Distribution reinvestment	—	1		—	(a)	—	(a)	—	(a)	—	2,057	—	—	2,058	—	2,058
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(1)		—	(1,396)	—	—	(1,397)	—	(1,397)
Amortization of restricted stock grants	—	—		—		—		—		—	20	—	—	20	—	20
Net income	4	—		—		—		—		—	—	675	—	679	—	679
Distributions on common stock	—	—		—		—		—		—	—	(11,080)	—	(11,080)	—	(11,080)
Distribution on preferred stock	(4)	—		—		—		—		—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(709)	(709)	—	(709)
Balance at September 30, 2021	$129	$71		$151		$33		$221		$297	$796,100	$(60,945)	$524	$736,581	$—	$736,581
(a)Amount is not presented due to rounding; see Note 17.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2021	$126	$92	$238	$46	$316	$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Issuance of 70,107,525 shares of common stock (net of $737 of offering costs)	—	73	189	33	407	—	875,259	—	—	875,961	—	875,961
Distribution reinvestment	—	2	6	1	11	—	26,337	—	—	26,357	—	26,357
Common stock repurchased	—	(1)	(5)	(1)	(8)	—	(17,836)	—	—	(17,851)	—	(17,851)
Amortization of restricted stock grants	—	—	—	—	—	—	105	—	—	105	—	105
Net income (loss)	11	—	—	—	—	—	—	(46,565)	—	(46,554)	(47)	(46,601)
Distributions on common stock	—	—	—	—	—	—	—	(72,272)	—	(72,272)	—	(72,272)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	3,347	3,347
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Distribution to Series A preferred stock	(9)	—	—	—	—	—	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(11,820)	(11,820)	—	(11,820)
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	(564)	—	—	(564)	—	(564)
Balance at September 30, 2022	$128	$166	$428	$79	$726	$297	$1,926,374	$(182,795)	$(12,059)	$1,733,344	$4,115	$1,737,459

		Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
	Preferred Stock	Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2020	$250	$33		$28		$13		$46	$297	$416,348	$(42,406)	$2,168	$376,777	$—	$376,777
Issuance of 35,427,329 shares of common stock (net of $624 of offering costs)	—	37		122		20		176	—	378,209	—	—	378,564	—	378,564
Distribution reinvestment	—	1		1		—	(a)	1	—	4,043	—	—	4,046	—	4,046
Preferred stock redemption	(125)	—		—		—		—	—	—	—	—	(125)	—	(125)
Amortization of restricted stock grants	—	—		—		—		—	—	54	—	—	54	—	54
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	(2)	—	(2,554)	—	—	(2,556)	—	(2,556)
Net income	15	—		—		—		—	—	—	7,400	—	7,415	—	7,415
Distributions on common stock	—	—		—		—		—	—	—	(25,939)	—	(25,939)	—	(25,939)
Distribution on preferred stock	(11)	—		—		—		—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—		—		—		—	—	—	—	(1,644)	(1,644)	—	(1,644)
Balance at September 30, 2021	$129	$71		$151		$33		$221	$297	$796,100	$(60,945)	$524	$736,581	$—	$736,581
(a)Amount is not presented due to rounding; see Note 17.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(46,601)	$7,415
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,764	19,200
Unrealized loss (gain) on changes in fair value of real estate-related securities	39,569	(5,058)
Realized gain on sale of real estate-related securities	(4,231)	(2,474)
Unrealized loss on changes in fair value of real estate debt	3,333	—
Unrealized loss on changes in commercial mortgage loans	1,578	—
Realized loss on sale of real estate debt	4	—
Income from equity investments in unconsolidated international affiliated funds	(5,421)	(1,928)
Income distributions from equity investments in unconsolidated international affiliated funds	1,688	797
Straight line rent adjustment	(1,829)	(1,401)
Amortization of above and below-market lease intangibles	(2,494)	(1,374)
Amortization of deferred financing costs	571	440
Amortization of restricted stock grants	105	54
Change in assets and liabilities:
Decrease (increase) in other assets	3,207	(2,726)
Increase in accounts payable, accrued expenses, and other liabilities	21,839	3,363
Net cash provided by operating activities	55,082	16,308
Cash flows from investing activities:
Acquisitions of real estate	(691,679)	(224,277)
Origination and fundings of commercial mortgage loans	(253,032)	—
Deposit on commercial mortgage loan	—	150
Capital improvements to real estate	(6,593)	(5,061)
Deposits on investments in real estate	—	(250)
Purchase of real estate-related securities	(79,065)	(52,354)
Proceeds from sale of real estate-related securities	44,362	20,066
Purchases of real estate debt	(81,615)	—
Proceeds from sale of real estate debt	1,165	—
Net cash used in investing activities	(1,066,457)	(261,726)
Cash flows from financing activities:
Proceeds from issuance of common stock	792,544	384,798
Repurchase of common stock	(14,502)	(2,556)
Offering costs paid	(737)	(647)
Borrowings under credit facility	222,000	369,723
Repayments on credit facility	(235,000)	(304,000)
Borrowings under mortgages payable	—	28,750
Proceeds from note payable	69,263	—
Payment of deferred financing costs	(194)	(289)

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2022	2021
Proceeds from loan participations	174,016	—
Payment of offering and organization costs due to affiliate	(627)	—
Repurchase of preferred stock	—	(125)
Contributions from non-controlling interests in third party joint ventures	3,347	—
Distributions to preferred stockholders	(9)	(11)
Distributions to non-controlling interests in third party joint ventures	(20)	—
Subscriptions received in advance	65,432	78,949
Distributions	(41,469)	(19,169)
Net cash provided by financing activities	1,034,044	535,423
Net increase in cash and cash equivalents and restricted cash during the period	22,669	290,005
Cash and cash equivalents and restricted cash, beginning of period	130,576	15,671
Cash and cash equivalents and restricted cash, end of period	$153,245	$305,676
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$86,754	$226,669
Restricted cash	66,491	79,007
Total cash and cash equivalents and restricted cash	$153,245	$305,676
Supplemental disclosures:
Interest paid	$7,111	$2,498
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$8,985	$700
Accrued capital expenditures	$9,194	$179
Non-cash financing activities:
Assumption of mortgages payable in conjunction with acquisitions of investments in real estate	$62,132	$—
Accrued distributions	$(4,446)	$1,973
Accrued stockholder servicing fees	$19,972	$11,555
Distribution reinvestments	$26,357	$4,043
Accrued offering costs	$—	$(35)
Allocation to redeemable non-controlling interest	$564	$—
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231), (the “IPO Registration Statement”), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Initial Public Offering”). The IPO Registration Statement was initially declared effective on January 31, 2018 and the Initial Public Offering terminated on July 2, 2021.

On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077), (the "Follow-on Registration Statement") to register up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was initially declared effective by the SEC on July 2, 2021. In the Follow-on Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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

Each of the Company’s joint ventures are considered to be a VIE or VOE. The Company consolidates these entities because it has the ability to direct the most significant activities of the joint ventures, including unilateral decision making on the disposition of the investments.

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

As of September 30, 2022, and December 31, 2021, the total assets and liabilities of the Company’s consolidated VIEs and VOEs were $228.0 million and $101.7 million, and $53.5 million and $29.7 million, respectively. Such amounts are included on the Company’ Consolidated Balance Sheets.

The Company has limited contractual rights to obtain the financial records of its consolidated single-family housing, retail, student housing, and self-storage portfolios from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 25 days after the end of any given period. As a result, these activities are generally included in the Company's consolidated financial statements on a one month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.
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
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records such investments at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized Income (Loss) from Real Estate Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in CMBS is recognized over the life of each investment and is recorded on the accrual basis on the Company’s Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting as the Company's ownership interest in each fund does not meet the requirements for consolidation. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds are accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company's Consolidated Balance Sheets.
Investments in Commercial Mortgage Loans
The Company originates commercial mortgage loans and elects the fair value option for each. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loans are stated at fair value and initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans are valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
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
Senior Loan Participations
In certain instances, the Company finances loans through the non-recourse syndication of a senior loan interest to a third party. Depending on the particular structure of the syndication, the senior loan interest may remain on the Company's Consolidated Balance Sheets or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in its consolidated financial statements. When these sales do not qualify for sale accounting under GAAP, the Company reflects the transaction by recording a loan participations liability at fair value on the Consolidated Balance Sheets, however this gross presentation does not impact Stockholders’ Equity or Net Income. When the sales are recognized, the Consolidated Balance Sheets only includes the remaining subordinate loan and not the non-consolidated senior interest sold.
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
The Company's investments in real estate-related securities are recorded at fair value based on the closing price of the common stock as reported by the applicable national securities exchange and were classified as Level 1.
The Company’s investments in real estate debt, which consists of CMBS, are reported at fair value. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available and has classified as Level 2.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$93,335	$—	$—	$93,335	$93,970	$—	$—	$93,970
Investments in real estate debt	—	91,296	—	91,296	—	14,183	—	14,183
Investments in commercial mortgage loans	—	—	391,085	391,085	—	—	140,512	140,512
Total	$93,335	$91,296	$391,085	$575,716	$93,970	$14,183	$140,512	$248,665

Liabilities:
Loan participations	—	—	173,135	173,135	—	—	—	—
Note payable	—	—	69,263	69,263	—	—	—	—
Total	$—	$—	$242,398	$242,398	$—	$—	$—	$—
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations	Note Payable
Balance as of December 31, 2021	$140,512		$—	$—
Loan Originations	229,095		—	—
Loan Participations Sold	—		157,397	—
Additional Fundings	23,937		16,619	—
Net Unrealized Loss	(2,459)	(a)	(881)	—
Financing Proceeds	—		—	69,263
Balance as of September 30, 2022	$391,085		$173,135	$69,263
(a) Includes Unrealized Loss on Commercial Mortgage Loans of $(1.6) million, combined with unrealized loss of $(0.9) million associated with loan participations.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans, loan participations and note payable as of September 30, 2022.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial Mortgage Loans	Various	Cash Equivalency Method	Discount Rate	LIBOR(1) + 3.49%
SOFR (2) + 2.58%
Loan Participations	Various	Cash Equivalency Method	Discount Rate	LIBOR(1) + 1.75%
SOFR (2) + 1.74%
Note Payable	Various	Cash Equivalency Method	Discount Rate	SOFR (2) + 1.65%
(1) LIBOR as of September 30, 2022 was 3.1%.
(2) SOFR as of September 30, 2022 was 3.0%.

As of September 30, 2022, the carrying value of the Company's Credit Facility (as defined below) approximated fair value. The fair value of the Company's mortgages payable was $166.6 million and $106.3 million as of September 30, 2022 and December 31, 2021, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of September 30, 2022, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of September 30, 2022, the Company had $66.5 million of restricted cash. The restricted cash consisted of $1.1 million of tenant security deposits and $65.4 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including any net capital gains) to its shareholders. A REIT is subject to

U.S. federal income tax on undistributed REIT taxable income and net capital gains, and may be subject to 21% corporate income tax and a 4% excise tax. REITs are subject to a number of other organizational and operational requirements. Even in qualifying for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to US corporate federal income tax and state income or franchise tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of September 30, 2022, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, uses one Luxembourg TRS to hold minority interests in future European investments, uses one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business.
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
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1.0 billion or January 31, 2023. The Company's NAV reached $1.0 billion in October 2021 and as of September 30, 2022, had reimbursed the Advisor $0.6 million for such costs.
The Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $4.0 million and $4.6 million remain outstanding as of September 30, 2022 and December 31, 2021, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and nine months ended September 30, 2022, the Company charged $0.2 million and $0.7 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF is measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $5.4 million and $11.8 million for the three and nine months ended September 30, 2022, respectively. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $0.7 million and $1.6 million for the three and nine months ended September 30, 2021, respectively.
The financial position and results of operations of APCF is measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.

Earnings per Share
Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.
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
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There were no material exposures to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic as of September 30, 2022.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 to December 31, 2022. The guidance is not expected to have a material impact on the Company.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Building and building improvements	$1,371,568	$778,324
Land and land improvements	283,702	166,944
Furniture, fixtures and equipment	12,530	9,976
Total	1,667,800	955,244
Accumulated depreciation	(73,770)	(45,412)
Investments in real estate, net	$1,594,030	$909,832
For the three and nine months ended September 30, 2022, depreciation expense was $11.7 million and $28.4 million, respectively. For the three and nine months ended September 30, 2021, depreciation expense was $4.7 million and $12.7 million, respectively.
During the nine months ended September 30, 2022, the Company acquired an interest in four industrial, three self-storage, one medical office, one retail, and 127 single-family real estate investments.

The following table provides details of the properties acquired during the nine months ended September 30, 2022 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Medical Office	$292,017	1	10	344 Sq. Ft
Industrial	245,950	4	12	1,989 Sq. Ft.
Retail	130,371	1	5	496 Sq. Ft.
Self-Storage	35,270	3	3	1,812 Units
Single-Family Rentals	50,203	127	127	250 Sq. Ft.
	$753,811	136	157
(1)    Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2022 ($ in thousands):

Amount
Building and building improvements	$581,499
Land and land improvements	116,774
In-place lease intangibles	30,988
Furniture, fixtures and equipment	405
Leasing commissions	16,588
Other intangibles	7,557
Total purchase price	$753,811
Mortgage notes assumed	(62,132)
Non-controlling interest	(3,347)
Net purchase price	$688,332
Note 4. Investments in Real Estate-Related Securities
As of September 30, 2022 and December 31, 2021, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities as of September 30, 2022 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2021	$93,970
Additions	79,065
Disposals	(44,362)
Unrealized losses	(39,569)
Realized gains	4,231
Balance at September 30, 2022	$93,335

The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized (losses) gains	$(11,213)	$(1,421)	$(39,569)	$5,058
Realized gains	(641)	909	4,231	2,474
Dividend income	1,191	514	2,737	1,255
Total	$(10,663)	$2	$(32,601)	$8,787

Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	September 30, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.92%	3/22/2044	$17,409	$16,628	$15,679
CMBS - Floating	5.00%	5/31/2036	79,412	77,948	75,617
Total	4.81%	10/26/2037	$96,821	$94,576	$91,296

	December 31, 2021
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.02%	5/13/2042	$3,219	$3,300	$3,300
CMBS - Floating	2.10%	1/16/2037	10,976	10,880	10,883
Total	2.54%	4/02/2038	$14,195	$14,180	$14,183
(1) Weighted by face amount
(2) Stated legal maturity; expected maturity is earlier and not the same

The following table details the collateral type of the properties securing the Company's investments in real estate debt ($ in thousands):

	September 30, 2022			December 31, 2021
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$28,341	$27,332	29.9%	$5,163	$5,163	36.4%
Multifamily	13,518	13,068	14.4%	—	—	—%
Office	11,445	11,086	12.2%	2,497	2,496	17.6%
Diversified	10,840	10,256	11.2%	1,788	1,795	12.6%
Cold Storage	9,418	9,261	10.1%	—	—	—%
Retail	5,250	5,141	5.6%	1,791	1,792	12.6%
Hotel	4,798	4,674	5.1%	—	—	—%
Net Lease	3,918	3,628	4.0%	1,513	1,511	10.7%
Manu Housing	3,149	3,145	3.4%	—	—	—%
Self-Storage	2,494	2,351	2.6%	—	—	—%
Life Science	1,405	1,354	1.5%	1,428	1,426	10.1%
Total	$94,576	$91,296	100.0%	$14,180	$14,183	100.0%

The following table details the credit rating of the Company's investments in real estate debt ($ in thousands):

	September 30, 2022			December 31, 2021
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$3,528	$3,372	3.7%	$1,788	$1,795	12.6%
AA	8,485	8,397	9.2%	—	—	—%
A	25,859	25,110	27.5%	996	996	7.0%
BBB	54,006	51,871	56.8%	11,396	11,392	80.4%
BB	2,163	2,101	2.3%	—	—	—%
B	535	445	0.5%	—	—	—%
Total	$94,576	$91,296	100.0%	$14,180	$14,183	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt as of September 30, 2022 ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2021	$14,183
Additions	81,615
Disposals	(1,165)
Unrealized losses	(3,333)
Realized losses	(4)
Balance at September 30, 2022	$91,296

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
The Company originally committed to invest approximately $28.4 million (€25.0 million) into ECF and subsequently increased its commitment by $51.0 million (€45.0 million). As of September 30, 2022, the Company had fully satisfied both commitments.
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
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distribution	(1,068)
Income from equity investment in unconsolidated international affiliated fund	6,080
Foreign currency translation adjustment	(11,820)
Balance at September 30, 2022	$72,289
The income from equity investments in unconsolidated international affiliated funds from ECF was $2.3 million and $6.1 million for the three and nine months ended September 30, 2022, respectively. Income from equity investments in unconsolidated international affiliated funds from ECF was $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company committed to invest $10.0 million into APCF and subsequently, twice increased its commitment by $20.0 million, bringing its total commitment to $50.0 million. As of September 30, 2022, the Company has fully funded its total commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distribution	(620)
Loss from equity investment in unconsolidated international affiliated fund	(659)
Balance at September 30, 2022	$50,669
The loss from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2022 was $1.9 million and $0.7 million. Income from equity investments in unconsolidated international affiliated funds from APCF for each of the three and nine months ended September 30, 2021 was $1.5 million.

Note 7. Investments in Commercial Mortgage Loans
On November 9, 2021, the Company originated a floating rate senior mortgage and mezzanine loan to finance the acquisition of an office property in Farmington, Massachusetts, amounting to $63.0 million and has committed to fund an additional $30.4 million for future renovations of the property. On November 16, 2021, the Company originated a floating rate senior mortgage and mezzanine loan in the amount of $77.5 million to finance the acquisition of a multifamily property in Seattle, Washington, with additional commitments to fund $11.1 million for future renovations.
On March 28, 2022, the Company originated a floating rate senior mortgage and mezzanine loan to finance the acquisition and reposition of five multi-family properties located in Tucson, Arizona, amounting to $92.4 million and have committed to fund an additional $9.3 million for future renovations of the property. The advance rate was 70.9% loan to value ("LTV") with an in-place debt yield of 5.25%.
In July 2022, the Company originated two senior and mezzanine loans to finance the acquisitions of multifamily properties located in Kissimmee, Florida and Scottsdale, Arizona amounting to $136.8 million, with commitments to fund an additional $1.0 million for future renovations.
During the nine months ended September 30, 2022, the Company sold three senior loans to unaffiliated parties and retained the subordinate mortgages, receiving total proceeds of $157.4 million, which are net of disposition fees and additional fundings. The sales did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.
For the three and nine months ended September 30, 2022, the Company recognized interest income and loan origination fee income from its investment in its commercial mortgage loans of $5.6 million and $9.5 million, respectively. For the three and nine months ended September 30, 2021, the Company did not have a commercial mortgage loan investment. For the three and nine months ended September 30, 2022, the Company had unrealized gains (losses) on commercial mortgage loans of $0.7 million and $(1.6) million, respectively. For the three and nine months ended September 30, 2021, the Company did not have a commercial mortgage loan investment.
The following is a reconciliation of the beginning and ending balances for the Company’s investment in commercial mortgage loans for the nine months ended September 30, 2022 ($ in thousands):

Investment in Commercial Mortgage Loans
Balance as of December 31, 2021	$140,512
Loan originations	229,095
Additional fundings	23,937
Net unrealized loss (1)	(2,459)
Balance as of September 30, 2022	$391,085
(1) Includes Unrealized Loss on Commercial Mortgage Loans of $(1.6) million combined with unrealized loss of $(0.9) million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$85,853	$53,031
Above-market lease intangibles	13,030	493
Leasing commissions	38,169	20,559
Other intangibles	16,614	5,666
Total intangible assets	153,666	79,749
Accumulated amortization:
In-place lease intangibles	(27,840)	(16,282)
Above-market lease intangibles	(392)	(77)
Leasing commissions	(7,658)	(5,055)
Other intangibles	(2,128)	(862)
Total accumulated amortization	(38,018)	(22,276)
Intangible assets, net	$115,648	$57,473
Intangible liabilities:
Below-market lease intangibles	$(42,694)	$(25,841)
Accumulated amortization	6,127	3,319
Intangible liabilities, net	$(36,567)	$(22,522)
Amortization expense relating to intangible assets was $6.0 million and $15.7 million for the three and nine months ended September 30, 2022, respectively. Amortization expense relating to intangible assets was $4.3 million and $8.5 million, respectively, for the three and nine months ended September 30, 2021. Income from the amortization of intangible liabilities was $1.1 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. Income from the amortization of intangible liabilities was $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2021.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2022 (remaining)	$4,988	$623	$1,371	$749	$(1,297)
2023	11,905	1,901	4,932	2,746	(4,893)
2024	9,552	1,852	4,715	2,471	(4,713)
2025	7,791	1,786	4,175	2,158	(4,305)
2026	5,786	1,727	3,437	1,715	(3,919)
Thereafter	17,991	4,749	11,881	4,647	(17,440)
	$58,013	$12,638	$30,511	$14,486	$(36,567)
As of September 30, 2022, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 9, and 12 years, respectively.

Note 9. Credit Facility
On October 24, 2018, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”). Loans outstanding under the Credit Facility bore interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranged from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2022	December 31, 2021
Revolving facility	L+applicable margin(1)	September 30, 2024	$235,000	125,000	$163,000
DDTL facility	L+applicable margin(1)	September 30, 2026	100,000	100,000	75,000
Credit facility			$335,000	$225,000	$238,000
(1)    The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.0% and 2.9%, respectively.
As of September 30, 2022, the Company had $225.0 million in borrowings and had outstanding accrued interest of $2.4 million under the Credit Facility. For the three and nine months ended September 30, 2022, the Company incurred $1.8 million and $4.0 million in interest expense under the Credit Facility, respectively. For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.2 million in interest expense under the Credit Facility, respectively.
As of September 30, 2022, the Company was in compliance with all loan covenants with respect to the Credit Agreement.

The following table presents future principal payments due under the Credit Facility as of September 30, 2022 ($ in thousands):

Year	Credit Facility
2022 (remaining)	$—
2023	—
2024	125,000
2025	—
2026	100,000
Thereafter	—
Total	$225,000
Note 10. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

					Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount	September 30, 2022	December 31, 2021
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovous	2.98% - 3.40%	Various	69,657	69,657	—
Total mortgages payable					175,907	106,250
Deferred financing costs, net					(744)	(636)
Discount on assumed mortgage notes					(7,525)	—
Mortgages payable, net					$167,638	$105,614
As of September 30, 2022, the Company had $175.9 million in borrowings and $0.3 million in accrued interest outstanding under its mortgages payable. As of December 31, 2021, the Company had $106.3 million in borrowings and $0.3 million in accrued interest outstanding under its mortgages payable. For the three and nine months ended September 30, 2022, the Company incurred $0.8 million and $2.4 million in interest expense on mortgages payable, respectively. For the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.4 million in interest expense on mortgages payable, respectively.
The following table presents the future principal payments due under the mortgages payable as of September 30, 2022 ($ in thousands):

Year	Mortgages Payable
2022 (remaining)	$—
2023	—
2024	—
2025	—
2026	53,579
Thereafter	122,328
Total	$175,907

Note 11. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of September 30, 2022, the Company has one note outstanding with Capital One which matures on April 9, 2025. As of September 30, 2022, the total principal amount of the note was $69.3 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three and nine months ended September 30, 2022 was $0.7 million and $0.8 million, respectively, based on a rate of SOFR plus 1.65%.
The following table presents the future principal payments due under the Note Payable as of September 30, 2022 ($ in thousands):

Year	Note Payable
2022 (remaining)	$—
2023	—
2024	—
2025	69,263
2026	—
Thereafter	—
Total	$69,263
Note 12. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2022	December 31, 2021
Straight-line rent receivable	$8,280	$6,451
Receivables	6,361	3,245
Deferred financing costs on credit facility, net	1,302	1,710
Prepaid expenses	2,366	1,154
Other	373	7,985
Total	$18,682	$20,545
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

	September 30, 2022	December 31, 2021
Real estate taxes payable	$9,971	$3,072
Accounts payable and accrued expenses	21,124	5,733
Prepaid rental income	1,760	2,213
Tenant security deposits	6,032	2,010
Accrued interest expense	2,979	462
Other	3,977	1,320
Total	$45,843	$14,810
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
For the three and nine months ended September 30, 2022, the Company incurred advisory fee expenses of $5.9 million and $14.5 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred advisory fee expenses of $2.0 million and $4.2 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued advisory fees of approximately $2.1 million and $1.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
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
The Company has engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition, and management of healthcare real estate. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company has entered in eight joint venture arrangements with NexCore as of September 30, 2022, which have not incurred any promote payments. Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals.
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
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company's real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. No fees have been incurred by the Company to Nuveen RE PMS as of September 30, 2022.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers ($ in thousands):

Affiliate	Service Provided	Fees Incurred
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
NexCore	Property Management	$107	$64	$265	$141
	Acquisition Services	67	91	67	267
Sparrow	Property Management	138	6	293	6
	Asset Management	149	2	333	2

Nuveen Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. For the three and nine months ended September 30, 2022, the Company incurred stockholder servicing fees of $1.7 million and $4.2 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred stockholder servicing fees of $0.5 million and $1.0 million, respectively. As of September 30, 2022, the Company accrued approximately $45.3 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.
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

Other Related Party Transactions
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2022	December 31, 2021
Accrued stockholder servicing fees(1)	$45,330	$25,358
Advanced organization and offering expenses	4,021	4,648
Total	$49,351	$30,006
(1)The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to 8.75% of gross proceeds at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after September 2056 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 29.5-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance, assuming the maximum up-front selling commissions and dealer manager fees are paid.
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
As of September 30, 2022, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 6% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months. Based on its assessment, the Company has concluded that there is no impairment of its investments as of September 30, 2022.
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 16. Tenant Leases
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and nine months ended September 30, 2022 was $31.4 million and $77.6 million, respectively. Rental income for the three and nine months ended September 30, 2021 was $15.4 million and $38.8 million, respectively.

Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single family rentals are as follows ($ in thousands):

Year	September 30, 2022
2022 (remaining)	$19,008
2023	73,935
2024	72,398
2025	64,658
2026	53,992
Thereafter	174,045
Total	$458,036
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Note 17. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2022, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Class T Shares	500,000	$0.01
Class S Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Class N Shares	100,000	$0.01
Preferred Stock	100,000	$0.01
Total	2,200,000
The Company’s board of directors may amend the Charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock.
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
Common Stock
As of September 30, 2022, the Company had issued and outstanding 16,626,244 shares of Class T common stock, 42,786,403 shares of Class S common stock, 8,000,887 shares of Class D common stock, 72,496,315 shares of Class I common stock, and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
June 30, 2022	14,693	38,709	7,442	62,601	29,731	153,176
Common stock issued	1,909	3,954	555	9,750	—	16,168
Distribution reinvestment	89	264	49	502	—	904
Common stock repurchased	(65)	(141)	(45)	(357)	—	(608)
September 30, 2022	16,626	42,786	8,001	72,496	29,731	169,640

	Nine Months Ended September 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2021	9,201	23,809	4,649	31,460	29,731	98,850
Common stock issued	7,298	18,795	3,299	40,716	—	70,108
Distribution reinvestment plan	210	633	118	1,083	—	2,044
Vested stock grant	—	—	—	6	—	6
Common stock repurchased	(83)	(451)	(65)	(769)	—	(1,368)
September 30, 2022	16,626	42,786	8,001	72,496	29,731	169,640
TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, beginning on January 31, 2023, TIAA may submit a portion of its Class N shares for repurchase, provided that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of the Company's Class N shares shall not be less than $300.0 million. Beginning on January 31, 2025, TIAA may submit all of its remaining shares for repurchase, provided that provided that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. Notwithstanding the foregoing, the total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided that, if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.
Restricted Stock Grants
Through June 30, 2022, the Company’s independent directors received a $75,000 annual retainer and the chairperson of the audit committee received an additional $15,000 annual retainer. The Company paid 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price that generally vests one year from the date of grant.
Effective July 1, 2022, each independent director receives a $100,000 annual retainer, the chairperson of the audit committee receives an additional $20,000 annual retainer and the lead independent director receives an additional $5,000 annual retainer. The Company pays 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of September 30, 2022 and December 31, 2021, the Company had accrued $9.8 million and $5.3 million in Distributions Payable on the Consolidated Balance Sheets for the September 2022 and December 2021 distributions. For the three and nine months ended September 30, 2022, the Company declared and paid distributions of $27.5 million and $67.8 million, respectively. For the three and nine months ended September 30, 2021, the Company declared and paid distributions in the amount of $10.0 million and $24.0 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2190 and $0.6433, respectively, per share for the three and nine months ended September 30, 2022. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared for each of the Company's share classes for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2190	$0.2190	$0.2190	$0.2190	$0.2190
Advisory fee per share of common stock	(0.0393)	(0.0388)	(0.0394)	(0.0392)	(0.0212)
Stockholder servicing fee per share of common stock	(0.0282)	(0.0280)	(0.0093)	—	—
Net distribution per share of common stock	$0.1515	$0.1522	$0.1703	$0.1798	$0.1978

	Nine Months Ended September 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6433	$0.6433	$0.6433	$0.6433	$0.6433
Advisory fee per share of common stock	(0.1136)	(0.1124)	(0.1140)	(0.1136)	(0.0613)
Stockholder servicing fee per share of common stock	(0.0831)	(0.0824)	(0.0254)	—	—
Net distribution per share of common stock	$0.4466	$0.4485	$0.5039	$0.5297	$0.5820

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
For the three and nine months ended September 30, 2022, the Company repurchased shares of its common stock for $7.6 million and $17.9 million. For the three and nine months ended September 30, 2021, the Company repurchased shares of its common stock for $1.4 million and $2.6 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2022.
Redeemable Non-Controlling Interest
The Company's affiliated partner has a redeemable non-controlling interest in a joint venture due to crystallization rights, which allows the partner to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of September 30, 2022 and December 31, 2021, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.8 million and $0.3 million as of September 30, 2022 and December 31, 2021.

Note 18. Segment Reporting
The Company operates in eleven reportable segments: healthcare properties, industrial properties, commercial mortgage loans, multifamily properties, retail properties, single-family housing, International Affiliated Funds, office properties, real estate-related securities, self-storage properties and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Healthcare	$477,965	$185,953
Industrial	434,796	186,502
Commercial Mortgage Loans	391,085	140,512
Multifamily	293,793	303,852
Retail	220,488	82,791
Single-Family Housing	150,785	100,039
International Affiliated Funds	122,958	131,046
Office	121,978	125,563
Real Estate-Related Securities(1)	184,631	108,153
Self-Storage	35,899	—
Other (Corporate)	145,901	133,726
Total assets	$2,580,279	$1,498,137
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenues
Healthcare	$8,247	$3,439	$17,592	$7,599
Industrial	8,731	3,794	20,961	10,940
Multifamily	6,916	3,810	19,904	8,805
Office	3,375	2,349	9,365	6,014
Retail	1,714	1,962	5,035	5,389
Self-Storage	312	—	348	—
Single-family housing	2,132	4	4,372	4
Total rental revenues	31,427	15,358	77,577	38,751
Rental property operating expenses
Healthcare	2,401	784	4,844	1,550
Industrial	2,584	1,310	5,710	3,515
Multifamily	2,612	1,649	8,303	4,022
Office	855	592	2,631	1,629
Retail	416	348	1,168	1,025
Self-Storage	185	—	185	—
Single-family housing	987	162	2,545	162
Total rental property operating expenses	10,040	4,845	25,386	11,903
Depreciation and amortization	(17,357)	(6,962)	(43,764)	(19,200)
Income from commercial mortgage loans	5,587	—	9,479	—
Realized and unrealized (loss) income from real estate-related securities	(10,663)	2	(32,601)	8,787
Realized and unrealized loss from real estate debt	(819)	—	(3,337)	—
Realized and unrealized gain (loss) on commercial mortgage loans	670	—	(1,578)	—
Income from equity investments in unconsolidated international affiliated funds	436	1,613	5,421	1,928
General and administrative expenses	(2,491)	(903)	(7,112)	(2,834)
Advisory fee due to affiliate	(7,583)	(2,502)	(18,720)	(5,197)
Interest income	1,541	45	3,048	155
Interest expense	(4,685)	(1,127)	(9,628)	(3,072)
Net (loss) income	(13,977)	679	(46,601)	7,415
Net loss attributable to non-controlling interests in third party joint ventures	(25)	—	(47)	—
Net income attributable to preferred stock	3	4	11	15
Net (loss) income attributable to common stockholders	$(13,955)	$675	$(46,565)	$7,400
Note 19. Subsequent Events
Investments
On October 25, 2022, the Company acquired six light industrial buildings and one bulk industrial building portfolio for approximately $135.0 million, located in the high growth market of Dallas-Fort Worth, Texas.
On October 26, 2022, the Company sold the senior portion of a commercial mortgage loan for $50.8 million used to finance the acquisition of a Class A, mid-rise community located in Scottsdale, Arizona.
Renewal of Advisory Agreement
The Company and the Advisor previously entered into that certain First Amended and Restated Advisory Agreement dated as of January 23, 2018 (the “Advisory Agreement”). On November 9, 2022, the Company’s board of directors approved the renewal of the Advisory Agreement effective as of January 23, 2023 for an additional one-year term expiring January 23, 2024. The terms of the Advisory Agreement otherwise remain unchanged.

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
Public Offerings
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-252077) for our initial public offering (the “Initial Public Offering”) was first declared effective by the SEC. Pursuant thereto, we registered with the SEC an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The Initial Public Offering terminated on July 2, 2021.
On January 13, 2021, we filed a Registration Statement on Form S-11 (File No. 333-252077), (the "Follow-on Registration Statement") to register up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
TIAA Investment
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount).
Q3 2022 Highlights
Operating results:
•Raised $219.3 million of net proceeds during the three months ended September 30, 2022. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.46%	5.18%	4.58%	4.65%
Year-to-Date Total Return, without upfront selling commissions	8.78%	8.55%	8.10%	8.20%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.94%	4.36%	4.46%
Inception-to-Date Total Return, without upfront selling commissions	12.40%	11.76%	12.29%	13.32%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	11.38%	11.24%	11.92%
Investments:
•Acquired a medical office portfolio and grocery-anchored retail portfolio, along with one industrial property, one self-storage property, and 62 single-family homes.
◦Acquired a 10-building healthcare portfolio located in the high growth markets of Atlanta, Georgia, Pittsburgh, Pennsylvania, Tampa, Florida, and Dallas, Texas, for an aggregate purchase price of approximately $292 million. The 661,000 square-foot portfolio consists of high-quality, newly-constructed or newly renovated assets that were 96% leased at acquisition.
◦Acquired a grocery-anchored retail portfolio, consisting of five buildings, located in various markets throughout Florida, for an aggregate purchase price of approximately $138 million. The portfolio is 500,000 square-feet, is 98% leased and is anchored by a dominant regional grocer, which occupies 45% of the portfolio's gross leasable area.
◦Acquired a 100% leased, bulk industrial distribution building within the Wilsonville submarket of Portland, Oregon for $60.6 million.
◦Acquired a purpose-built, self-storage property in a high-growth, high barrier to entry, master planned submarket within Houston, Texas for approximately $10 million. The property is 100% climate-controlled and was approximately 89% leased at acquisition.
◦Acquired 62 single-family homes in conjunction with our relationship with Sparrow for a total purchase price of $25.1 million. The properties are located in various target markets throughout the United States including Florida, Georgia, Texas and North Carolina.
•Originated two senior and mezzanine loans used to finance the acquisition of multifamily properties located in Kissimmee, Florida and Scottsdale, Arizona for $68.6 million and $68.2 million, respectively.
•Sold the senior portion of our commercial mortgage loan used to finance the acquisition of a garden-style multi-family property for $50.9 million.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of September 30, 2022:
The following charts further describe the diversification of our direct investments in real properties based on fair value as of September 30, 2022:

By Region (%)

Midwest
7%
East
20%
South
51%
West
22%

By Sector (%)

Grocery
Anchored Retail
11%
Single Family
Housing
8%
Office
6%
Healthcare
26%
Industrial
28%
Self-Storage
2%
Multifamily
19%

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of September 30, 2022:

Kamppi
Helsinki
Omni Centre
Edinburgh
Campus[1]
Copenhagen
Logport[2]
Rotterdam
Westfields[2]
Rotterdam
Haagsche Zwaan
The Hague
Devonshire Square
London
The Cube
Berlin
Citypark
Vienna
Via Darwin
Milan
Meraville
Bologna
Xanadú
Madrid
Retail
Office
Logistics
Alternatives

1 Acquired August 2022 2 Nearest ECF Investment City

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of September 30, 2022:

Investments in Real Estate

The following charts provide information on the nature and geographical locations of our direct investments in real properties as of September 30, 2022:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	93%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	89%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	89%
Total Multifamily	5				1,294	units	92%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	94%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop - Houston Industrial	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	98%
UP Minneapolis Portfolio	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Total Industrial	23				3,837	Sq. Ft	99%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	100%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	98%
Total Retail	6				695	Sq. Ft	99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	Sq. Ft	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				325	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	141	Sq. Ft	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	75%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	83%
Project Sullivan	10	Various	Various	100%	662	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	94%
Self-Storage:
Out O' Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	89%

Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	88%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	91%
Total Self-Storage	3				1,812	Units	89%
Single-Family Housing:
Single-Family Rentals	384	Various	Various	100%	775	Sq. Ft	87%
Total Single-Family Housing	384				775	Sq. Ft	87%
Total Investment Properties	448
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of September 30, 2022 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals, and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	9	2,160	3%	143	2%
2023	54	3,384	5%	245	4%
2024	60	4,860	6%	447	7%
2025	67	13,824	18%	1,293	20%
2026	47	6,144	8%	678	11%
2027	57	13,224	17%	1,012	16%
2028	17	12,504	16%	750	12%
2029	11	3,216	4%	363	6%
2030	8	3,420	5%	164	3%
Thereafter	26	13,956	18%	1,201	19%
Total	356	76,692	100%	6,296	100%
(1)The annualized September 30, 2022 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of September 30, 2022, we had 66 holdings and have invested $111.7 million in securities that are valued at $93.3 million.
Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”). CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or pool of commercial mortgage loans. CMBS are generally pass-through and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of these securities are single asset, single borrower deals (~89%), and nearly all securities are rated Investment Grade (BBB- or higher) with ~3% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (~83%) that had a purchase yield of ~3.80% which is expected to increase as the base index rates (LIBOR and SOFR) increase. As of September 30, 2022, we have invested $94.6 million in CMBS that are valued at $91.3 million on the balance sheet.

Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. ECF has total equity commitments of $1.2 billion (€1.2 billion) and has called $1.2 billion (€1.2 billion) of these commitments. ECF has 12 assets with a gross asset value of $2.0 billion (€1.9 billion) and has a loan to value ratio of 32.9%. The ECF portfolio is well diversified and has a balanced country exposure with 24.4% in UK, 17.8% in Netherlands, 12.4% in Finland, 12.3% in Spain, 12.0% in Germany, 11.3% in Italy, 5.6% in Denmark and 4.2% in Austria resulting in a 12-month gross total return of 12.6% and a since inception gross total return of 6.4%(1).
(1) Fund assets and geographic exposure as of September 30, 2022. All other metrics as of June 30, 2022.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distribution	(1,068)
Income from equity investment in unconsolidated international affiliated fund	6,080
Foreign currency translation adjustment	(11,820)
Balance at September 30, 2022	$72,289
Income from equity investments in unconsolidated international affiliated funds from ECF was $2.3 million and $6.1 million for the three and nine months ended September 30, 2022, respectively. Income from equity investments in unconsolidated international affiliated funds from ECF was $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. APCF has total equity commitments of $990.0 million and has called $876.5 million of these commitments. APCF has nine investments (23 assets) with a gross asset value of $1.5 billion and has a loan to value ratio of 39.9%. APCF has 33.0% exposure in Singapore, 8.9% in Australia, 28.3% in Japan, 16.2% in South Korea and 13.7% in Hong Kong resulting in an annualized since inception total return of 9.0%(2).
(2) Fund assets and geographic exposure as of September 30, 2022. All other metrics as of June 30, 2022.
The following table summarizes the equity investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distribution	(620)
Loss from equity investment in unconsolidated international affiliated fund	(659)
Balance at September 30, 2022	$50,669
Losses from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2022 was $1.9 million and $0.7 million, respectively. Income from equity investments in unconsolidated international affiliated funds from APCF for each of the three and nine months ended September 30, 2021 was $1.5 million.

Investments in Commercial Mortgage Loans
On November 9, 2021 we originated a floating rate senior mortgage and mezzanine loan to finance the acquisition of a four building life science/office campus in Farmington, Massachusetts, amounting to $63.0 million and have committed to fund an additional $30.4 million for future renovations of the property. The advance rate was 65% LTV with an in-place debt yield of 8.47%. On November 16, 2021 we originated a floating rate senior mortgage and mezzanine loan in the amount of $77.5 million to finance the acquisition of a multifamily property in Seattle, Washington, with additional commitments to fund $11.1 million for future renovations. The advance rate was 74% LTV with an in-place debt yield of 5.14%. The secondary market execution for both of these loan facilities will be to sell the senior mortgage position and increase the mezzanine yield.
On March 28, 2022 we originated a floating rate senior mortgage and mezzanine loan to finance the acquisition and reposition of five multi-family properties located in Tucson, Arizona, amounting to $92.4 million and have committed to fund an additional $9.3 million for future renovations of the property. The advance rate was 70.9% LTV with an in-place debt yield of 5.25%. The secondary market execution is anticipated to be note-on-note.
In July 2022, the Company originated two senior and mezzanine loans to finance the acquisitions of multifamily properties located in Kissimmee, Florida and Scottsdale, Arizona amounting to $136.8 million, with commitments to fund an additional $1.0 million for future renovations.
During the nine months ended September 30, 2022, we sold three senior loans to unaffiliated parties and retained the subordinate mortgages, receiving total proceeds of $157.4 million, which are net of disposition fees and additional fundings. The sales did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.
In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at our election, the existing commercial mortgage loans are stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans will be valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value will be based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
For the three and nine months ended September 30, 2022, we had unrealized gains (losses) on our commercial mortgage loans of loans of $0.7 million and $(1.6) million, respectively. For the three and nine months ended September 30, 2021, we did not have a commercial mortgage loan investment.
For the three and nine months ended September 30, 2022, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $5.6 million and $9.5 million, respectively. For the three and nine months ended September 30, 2021, we did not have a commercial mortgage loan investment.
Factors Impacting Our Operating Results
Results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, self-storage, and housing properties, are translating into strong net operating income growth, and investors are continuing to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a rising interest rate environment, as real-estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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
Competitive Environment
We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors. Competition from others may diminish our opportunity to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

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
Our Qualification as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2018. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In qualifying for taxation as a REIT under the Internal Revenue Code (the “Code”), we are subject to federal corporate income tax to the extent we distribute less than 100% of our REIT taxable income (including any net capital gains) to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that five or fewer individuals do not own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.
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

Results of Operations
The following table sets forth the results of our operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues
Rental revenue	$31,427	$15,358	$16,069	$77,577	$38,751	$38,826
Income from commercial mortgage loan	5,587	—	5,587	9,479	—	9,479
Total revenues	37,014	15,358	21,656	87,056	38,751	48,305
Expenses
Rental property operating	10,040	4,845	5,195	25,386	11,903	13,483
General and administrative	2,491	903	1,588	7,112	2,834	4,278
Advisory fee due to affiliate	7,583	2,502	5,081	18,720	5,197	13,523
Depreciation and amortization	17,357	6,962	10,395	43,764	19,200	24,564
Total expenses	37,471	15,212	22,259	94,982	39,134	55,848
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(10,663)	2	(10,665)	(32,601)	8,787	(41,388)
Realized and unrealized loss from real estate debt	(819)	—	(819)	(3,337)	—	(3,337)
Unrealized gain (loss) on commercial mortgage loans	670	—	670	(1,578)	—	(1,578)
Income from equity investment in unconsolidated international affiliated funds	436	1,613	(1,177)	5,421	1,928	3,493
Interest income	1,541	45	1,496	3,048	155	2,893
Interest expense	(4,685)	(1,127)	(3,558)	(9,628)	(3,072)	(6,556)
Net (loss) income	(13,977)	679	(14,656)	(46,601)	7,415	(54,016)
Net loss attributable to non-controlling interests in third party joint ventures	(25)	—	(25)	(47)	—	(47)
Net income attributable to preferred stock	3	4	(1)	11	15	(4)
Net (loss) income attributable to common stockholders	$(13,955)	$675	$(14,630)	$(46,565)	$7,400	$(53,965)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since September 30, 2021, our revenues and operating expenses for the three and nine months ended September 30, 2022 and 2021 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2022 and 2021 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the three and nine months ended September 30, 2022, income from commercial mortgage loans increased $5.6 million and $9.5 million, respectively, due to the origination of five commercial mortgages beginning in November 2021.
Depreciation and Amortization
During the three and nine months ended September 30, 2022, depreciation and amortization increased by $10.4 million and $24.6 million in comparison to the corresponding periods in 2021 due to acquisitions of real estate.
General and Administrative Expenses
During the three and nine months ended September 30, 2022, general and administrative expenses increased by $1.6 million and $4.3 million in comparison to the corresponding periods in 2021 primarily due to an increase in legal and appraisal fees, fund administration, financing costs associated with our note payable, and disposition fees associated with two sales of the senior portions of our commercial mortgage loans.

Advisory Fee Due to Affiliate
During the three and nine months ended September 30, 2022, the advisory fee due to affiliate increased by $5.1 million and $13.5 million as compared to the corresponding periods in 2021 due to the growth of our NAV.
Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities decreased $10.7 million and $41.4 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The decrease was due to an overall market decline driven by the uncertainty surrounding inflation, interest rates and geopolitical tensions.
Realized and Unrealized Loss from Real Estate Debt
Realized and unrealized loss from real estate debt was $0.8 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, driven by widening spreads and the impact of rising interest rates on fixed-rate securities. There were no realized or unrealized gains or losses from real estate debt for the three and nine months ended September 30, 2021 due to our recent allocations to CMBS.
Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds
During the three months ended September 30, 2022, income (loss) from the International Affiliated Funds decreased $(1.2) million as compared to the corresponding period in 2021 primarily due to negative foreign currency fluctuation weakening against US dollar. For the nine months ended September 30, 2022, income (loss) from the International Affiliated Funds increased $3.5 million as compared to the corresponding period in 2021 primarily due to valuation gains on properties within ECF and APCF driven by improved market conditions, partially offset by negative fluctuations in foreign currency.
Interest Expense
During the three and nine months ended September 30, 2022, interest expense increased $3.6 million and $6.6 million, respectively, compared to the corresponding periods in 2021 due to additional borrowings on our credit facility, mortgages payable and note payable during the current period, combined with the impact of rising interest rates.
Interest Income
During the three and nine months ended September 30, 2022, interest income increased $1.5 million and $2.9 million, respectively, compared to the corresponding periods in 2021 due to increased interest generated by our cash sweep account and bond income from our CMBS investments.
Same Property Results of Operations
We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities, real estate debt, commercial mortgage loans, and International Affiliated Funds segments to be same property.
For the three months ended September 30, 2022, our same property portfolio consisted of six industrial, three multifamily, two office, one retail and six healthcare properties. For the nine months ended September 30, 2022, our same property portfolio consisted of six industrial, two multifamily, two office, one retail, and three healthcare properties.
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

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(13,955)	$675	$(46,565)	$7,400
Adjustments to reconcile to same property NOI
General and administrative	2,491	903	7,112	2,834
Advisory fee due to affiliate	7,583	2,502	18,720	5,197
Depreciation and amortization	17,357	6,962	43,764	19,200
Loss (income) from real estate-related securities	10,663	(2)	32,601	(8,787)
Income from commercial mortgage loans	(5,587)	—	(9,479)	—
Loss from real estate debt	819	—	3,337	—
Income from equity investments in unconsolidated international affiliated funds	(436)	(1,613)	(5,421)	(1,928)
Realized and unrealized (gain) loss on commercial mortgage loans	(670)	—	1,578	—
Interest income	(1,541)	(45)	(3,048)	(155)
Interest expense	4,685	1,127	9,628	3,072
Loss attributable to non-controlling interests in third party joint ventures	(25)	—	(47)	—
Preferred Stock	3	4	11	15
NOI	21,387	10,513	$52,191	$26,848
Non-same property NOI	10,869	711	27,375	$3,810
Same property NOI	$10,518	$9,802	$24,816	$23,038
The following table details the components of same property NOI for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$	%	2022	2021	$	%
Rental Revenue
Multifamily	$4,130	$3,810	$320	8%	$8,302	$7,553	$749	10%
Industrial	4,147	3,762	385	10%	11,998	10,839	1,159	11%
Office	1,973	2,297	(324)	(14)%	5,701	5,961	(260)	(4)%
Retail	1,639	1,531	108	7%	4,805	4,784	21	—%
Healthcare	2,996	2,929	67	2%	4,566	4,490	76	2%
Total revenues	14,885	14,329	556	4%	35,372	33,627	1,745	5%
Property operating expenses
Multifamily	1,643	1,648	(5)	—%	3,628	3,604	24	1%
Industrial	1,040	1,209	(169)	(14)%	3,253	3,415	(162)	(5)%
Office	463	574	(111)	(19)%	1,490	1,611	(121)	(8)%
Retail	416	348	68	20%	1,168	1,025	143	14%
Healthcare	805	748	57	8%	1,017	934	83	9%
Total expenses	4,367	4,527	(160)	(4)%	10,556	10,589	(33)	—%
Same property NOI	$10,518	$9,802	$716	7%	$24,816	$23,038	$1,778	8%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and nine months ended September 30, 2022, rental revenues increased $0.6 million and $1.7 million, respectively, across the same property portfolio as compared to the corresponding period in 2021. The increase was primarily related to increases in occupancy at our same property multifamily investments and increased market rents at our same property industrial and multifamily investments; partially offset by a prior year collection of previously written-off bad debt at one of our office properties.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three and nine months ended September 30, 2022, property operating expenses decreased $0.2 million and $33.0 thousand, respectively, across the same property portfolio as compared to the corresponding period in 2021. The decreases were driven by prior year true-ups of security expense accruals at our office properties and a lower real estate tax accrual at one of our industrial properties.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Follow-on Public Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. For the three months ended September 30, 2022, we raised $219.3 million of net proceeds in our Follow-on Public Offering.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three and nine months ended September 30, 2022. The Advisor has advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date our NAV reaches $1.0 billion or January 31, 2023. Our NAV reached $1.0 billion in October 2021. For purposes of calculating our NAV, the organization and offering expenses paid by the

Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until they are payable to the Advisor.
As of September 30, 2022, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital. As of September 30, 2022, we have reimbursed the Advisor $0.6 million for such costs.
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018 and intend to operate in a manner that will allow us to continue to qualify as a REIT. In qualifying for taxation as a REIT, we are subject to federal corporate income tax to the extent we distribute less than 100% of our REIT taxable income (including any net capital gains) to our stockholders and meet certain tests regarding the nature of our income and assets.
Credit Facility
On October 24, 2018, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”). Loans outstanding under the Credit Facility bore interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted 30-day LIBOR rate, in each case, plus an applicable margin. The applicable margin ranged from 1.30% to 1.90% for borrowings at the adjusted LIBOR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in debt, derivatives, and the cost of our variable rate indebtedness.
As of September 30, 2022, we had $225.0 million in borrowings and had outstanding accrued interest of $2.4 million under the Credit Facility. For the three and nine months ended September 30, 2022, we incurred $1.8 million and $4.0 million, respectively, in interest expense under the Credit Facility. For the three and nine months ended September 30, 2021, we incurred $0.4 million and $1.2 million, respectively, in interest expense under the Credit Facility.
As of September 30, 2022, we are in compliance with all loan covenants with respect to the Credit Agreement.
Mortgages Payable

As of September 30, 2022, we had $175.9 million in borrowings and $0.3 million in accrued interest outstanding under our mortgages payable. As of December 31, 2021, we had $106.3 million in borrowings and $0.3 million in accrued interest outstanding under our mortgages payable. For the three and nine months ended September 30, 2022, we incurred $0.8 million and $2.4 million in interest expense related to our mortgages payable. For the three and nine months ended September 30, 2021, we incurred $0.6 million and $1.4 million in interest expense related to our mortgages payable.
The following table summarizes our outstanding mortgages payable as of September 30, 2022 ($ in thousands):

Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovous	2.98% - 3.40%	Various	69,657
Total mortgages payable				175,907
Deferred financing costs, net				(744)
Discount on assumed mortgage notes				(7,525)
Mortgages payable, net				$167,638
Note Payable
We finance the acquisition of certain mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of September 30, 2022, we had one note outstanding with Capital One.
As of September 30, 2022, we had $69.3 million in principal outstanding on the note as well as $0.2 million in accrued interest outstanding. Interest expense incurred for the three and nine months ended September 30, 2022 was $0.7 million and $0.8 million, respectively, based on a rate of SOFR + 1.65%. We did not have a note payable during the three and nine months ended September 30, 2021.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$55,082	$16,308
Cash flows used in investing activities	(1,066,457)	(261,726)
Cash flows provided by financing activities	1,034,044	535,423
Net increase in cash and cash equivalents and restricted cash	$22,669	$290,005
Cash flows provided by operating activities increased $38.8 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021. The increase was due to additional cash flows from the operations of our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities increased $804.7 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021 due primarily to a $467.4 million increase in acquisitions of real estate investments, loan originations of $253.0 million, and allocations to real estate debt of $81.6 million during the nine months ended September 30, 2022.

Cash flows provided by financing activities increased by $498.6 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to a $407.7 million increase in proceeds from the issuance of common stock, along with proceeds from the sale of loan participations of $174.0 million, and proceeds from our note payable of $69.3 million, partially offset by an increase in net repayments on the Credit Facility of $78.7 million, an increase of

$22.3 million in distributions paid to stockholders, a decrease in borrowings on mortgages payable of $28.8 million, and an increase in common stock repurchases of $11.9 million.
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
The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(13,977)	$679	$(46,601)	$7,415
Adjustments:
Real estate depreciation and amortization	17,357	6,962	43,764	19,200
Amount attributable to non-controlling interests for above adjustments	44	—	(11)	—
Funds from Operations attributable to common stockholders	3,424	7,641	(2,848)	26,615
Straight-line rental income	(773)	(606)	(1,829)	(1,401)
Amortization of above-and-below market lease intangibles	(781)	(869)	(2,494)	(1,374)
Unrealized loss (gain) from changes in fair value of real estate-related securities	11,213	1,421	39,569	(5,058)
Unrealized loss from changes in fair value of real estate debt	818	—	3,333	—
Unrealized (gain) loss on commercial mortgage loans	(670)	—	1,578	—
Amortization of restricted stock awards	66	20	105	54
Unrealized loss from investments in international affiliated funds	(219)	(1,339)	(3,732)	(1,131)
Adjusted Funds from Operations attributable to stockholders	$13,078	$6,268	$33,682	$17,705
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
Distributions
Based on the monthly record dates established by our board of directors, we accrue for distribution on a monthly basis. As of September 30, 2022, we accrued $9.8 million for September 2022 in Distribution Payable on our Consolidated Balance Sheets.
For the three and nine months ended September 30, 2022, we declared and paid distributions of $27.5 million and $67.8 million, respectively. For the three and nine months ended September 30, 2021, we declared and paid distributions in the amount of $10.0 million and $24.0 million, respectively.
Each class of our common stock received the same gross distribution per share, which was $0.2190 and $0.6433 per share for the three and nine months ended September 30, 2022, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which are deducted from the monthly distribution per share.

The following tables detail the aggregate distribution declared for each of our share classes for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2190	$0.2190	$0.2190	$0.2190	$0.2190
Advisory fee per share of common stock	(0.0393)	(0.0388)	(0.0394)	(0.0392)	(0.0212)
Stockholder servicing fee per share of common stock	(0.0282)	(0.0280)	(0.0093)	—	—
Net distribution per share of common stock	$0.1515	$0.1522	$0.1703	$0.1798	$0.1978

	Nine Months Ended September 30, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6433	$0.6433	$0.6433	$0.6433	$0.6433
Advisory fee per share of common stock	(0.1136)	(0.1124)	(0.1140)	(0.1136)	(0.0613)
Stockholder servicing fee per share of common stock	(0.0831)	(0.0824)	(0.0254)	—	—
Net distribution per share of common stock	$0.4466	$0.4485	$0.5039	$0.5297	$0.5820
The following tables summarizes our distributions declared and paid during the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$15,671	56.96%	$7,233	72.03%
Reinvested in shares	11,839	43.04%	2,809	27.97%
Total distributions	$27,510	100.00%	$10,042	100.00%
Sources of distributions
Cash flows from operating activities	$21,363	77.66%	$5,971	59.46%
Debt and financing proceeds	6,147	22.34%	4,071	40.54%
Total sources of distributions	$27,510	100.00%	$10,042	100.00%
Total cash flows from operating activities	$21,363		$5,971

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$41,469	61.14%	$19,169	79.98%
Reinvested in shares	26,357	38.86%	4,797	20.02%
Total distributions	$67,826	100.00%	$23,966	100.00%
Sources of distributions
Cash flows from operating activities	$55,082	81.21%	$16,308	68.05%
Debt and financing proceeds	12,744	18.79%	7,658	31.95%
Total sources of distributions	$67,826	100.00%	$23,966	100.00%
Total cash flows from operating activities	$55,082		$16,308

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
The following valuation methods are used for purposes of calculating our NAV:

•Investments in real property are valued by our independent valuation advisor, SitusAMC Real Estate Valuation Services, LLC (“SitusAMC”), using the income approach’s discounted cash flow method. The discounted cash flow method takes into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures. SitusAMC may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconciles exclusively to the discounted cash flow method. Following the table below that sets forth our NAV calculation is a sensitivity analysis for our investments in real property.
•Investments in commercial mortgage loans are valued by SitusAMC using the income approach’s discounted cash flow method. When used to value commercial mortgage loans, this method discounts the scheduled monthly interest payments at a market discount rate. The market discount rate takes into consideration a number of factors specific to the property (remaining term, loan-to-value ratio and quality of property) and market (capital market flows, current Treasury rates and quoted lending spreads).
•Investments in International Affiliated Funds are included in our NAV at the value reported by each funds’ manager, which is calculated in accordance with the manager’s valuation policy. Investments in the International Affiliated Funds are generally valued using a discounted cash flow analysis supplemented by a direct capitalization analysis as provided by an independent third party.
•Investments in real estate-related securities are valued on the basis of publicly available market quotations or at fair value determined in accordance with GAAP.
•Investments in real estate debt consist of commercial mortgage-backed securities (“CMBS”). We classify CMBS as trading securities and the Advisor generally values such CMBS on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate debt by utilizing third-party service providers whenever available.
•Liabilities include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued quarterly by SitusAMC using the income approach’s discounted cash flow method.

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

We reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude upfront selling commissions, dealer manager fees and stockholder servicing fees. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such offering. In connection with our initial public offering, the Advisor advanced $4.6 million of our organization and offering expenses on our behalf from our inception through December 2018. We will reimburse the Advisor for these organization and offering expenses ratably over the 60 months following the earlier of the date our NAV first reaches $1 billion or January 31, 2023. Such expenses will not be deducted from our NAV until they are payable to the Advisor.

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
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2022 ($ and shares in thousands, except per share data):

Components of NAV	September 30, 2022
Investments in real property	$2,120,336
Investments in commercial mortgage loans	217,951
Investments in international affiliated funds	122,958
Investments in real estate-related securities	93,541
Investments in real estate debt	91,369
Cash and cash equivalents	86,754
Restricted cash	66,491
Other assets	11,000
Debt obligations	(460,900)
Subscriptions received in advance	(65,432)
Other liabilities	(56,009)
Stockholder servicing fees payable the following month(1)	(558)
Non-controlling interests in joint venture	(4,550)
Net Asset Value	$2,222,951
Net Asset Value attributable to preferred stock	$129
Net Asset Value attributable to common stockholders	$2,222,822
Number of outstanding shares of common stock	169,640
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2022, we have accrued under GAAP approximately $44.6 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2022 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$217,176	$552,956	$104,764	$945,628	$402,298	$2,222,822
Number of outstanding shares	16,626	42,786	8,001	72,496	29,731	169,640
NAV per share as of September 30, 2022	$13.06	$12.92	$13.09	$13.04	$13.53
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2022 valuations, based on property types. Once we have appraisals for more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	5.88%	4.63%
Multifamily	6.36	4.39
Office	6.87	6.27
Healthcare	7.21	6.06
Self-Storage	7.35	4.85
Single-Family Housing	6.91	5.10

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Self-Storage Investment Values	Single Family Housing Investment Value
Discount Rate	0.25% decrease	2.14%	2.03%	2.00%	2.04%	1.92%	1.79%
(weighted average)	0.25% increase	(2.01)%	(1.98)%	(1.92)%	(2.00)%	(1.92)%	(1.79)%
Exit Capitalization Rate	0.25% decrease	4.23%	3.94%	2.81%	2.84%	3.46%	2.98%
(weighted average)	0.25% increase	(3.75)%	(3.67)%	(2.57)%	(2.68)%	(3.08)%	(2.98)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2022
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$1,737,459
Redeemable non-controlling interest	822
Total partners' capital of Nuveen OP	1,738,281
Adjustments:
Organization and offering costs(1)	3,786
Accrued stockholder servicing fees(2)	44,772
Unrealized real estate appreciation(3)	330,984
Unrealized mortgage payable appreciation(4)	1,000
Accumulated depreciation and amortization(5)	112,408
Straight-line rent receivable	(8,280)
Net Asset Value	$2,222,951
(1)The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion. As of September 30, 2022, we have reimbursed the Advisor $0.6 million for such costs.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after September 30, 2022 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$470,170	$—	$194,263	$153,579	$122,328
Organization and offering costs	4,021	928	2,784	309	—
Interest expense(1)	81,729	21,279	37,073	17,724	5,653
Total	$555,920	$22,207	$234,120	$171,612	$127,981
(1)Represents interest expense for our fixed rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on the Credit Facility for the three and nine months ended September 30, 2022 was 4.00% and 2.90%.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of September 30, 2022.
Currency Risk
We may be exposed to currency risks related to our international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of September 30, 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2022, the outstanding principal balance of our variable rate indebtedness was $225.0 million and consisted of our Credit Facility, which is indexed to one-month U.S. Dollar-denominated LIBOR.
The fair market value of the Credit Facility is sensitive to changes in LIBOR. For the three and nine months ended September 30, 2022, a 10% increase in the one-month U.S. denominated LIBOR would have resulted in increased interest expense of approximately $0.2 million and $0.5 million, respectively. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2022. Similarly, a 100 basis point decrease will increase our net income by $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2022.
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
Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None
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
During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2022	126,944	0.0823%	$13.08	126,944	—
August 2022	164,713	0.1027%	13.20	164,713	—
September 2022	294,163	0.1773%	13.11	294,163	—
	585,820	0.3623%	$13.32	585,820	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
On November 9, 2022, our board of directors approved the renewal of the Advisory Agreement effective as of January 23, 2023 for an additional one-year term expiring January 23, 2024. The terms of the Advisory Agreement otherwise remain unchanged.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
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
** Furnished herewith.

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
Date: November 14, 2022