Form 10-K
period 2022-12-31
Nuveen Global Cities REIT, Inc.
filed 2023-03-24
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1 (b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of March 24, 2023, there were 112,169,005 outstanding shares of Class T common stock, 46,941,946 outstanding shares of Class S common stock, 8,461,070 outstanding shares of Class D common stock, 84,447,103 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

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
• Our investments in debt backed principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
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
On January 31, 2018, we commenced our initial public offering of up to $5.0 billion in shares of common stock (the “IPO”) pursuant to a registration statement on Form S-11 (File No. 333-222231) filed with the Securities and Exchange Commission (the “SEC”). On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-25277) for our follow-on public offering of up to $5 billion in shares of common stock (the “Follow-on Public Offering” and together with the IPO, the “Offerings”), which was declared effective on July 2, 2021, and on the same date, our IPO automatically terminated. We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. We continue to sell shares in our Follow-on Public Offering.
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
•    realize appreciation from proactive investment management and asset management; and
•    seek diversification by investing across leading global cities and across real estate sectors including office, industrial, multifamily, retail, healthcare and alternative property types (e.g., self-storage, student and single-family housing, senior living and other alternatives).
We cannot assure you that we will achieve our investment objectives.
Investment Strategy
Through its affiliation with Nuveen Real Estate, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Nuveen Real Estate is one of the world’s largest real estate investment managers, with approximately $155 billion in real estate assets under management across its equity and debt platform around the world as of December 31, 2022, including over $120 billion in real estate assets under management in the United States.
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
Nuveen Real Estate has selected cities using a two-pronged approach to top-down analysis, seeking to capture both structural megatrends and tactical real estate fundamentals that Nuveen Real Estate believes will provide a strong foundation for long-term success. We use the term structural megatrends to describe long-term trends which play out over decades as opposed to the short-term business cycle. Several key examples of such trends which we may consider in evaluating a potential investment include: (1) demographic changes (e.g., population growth, urbanization, aging population), (2) technology changes (e.g., online retailing), (3) sustainability and (4) shift of economic/political power and class demographics (e.g., recent strong growth in middle class consumers in developing countries). We use the term “tactical real estate fundamentals” to refer to economic and demographic variables relevant to our real estate investment criteria (e.g., vacancy rates, new construction rates, take-up of space and employment growth), which we evaluate with regard to market cycles impacting markets over one to five year periods. At the investment level, the focus is on high quality assets in strong locations with high occupancy levels and secure income streams. We use the term “strong locations” to refer to geographic locations with stable and high demand from real estate occupiers that fall within our real estate investment criteria. The strength of the location will depend on many factors such as infrastructure, proximity, micro-climate, effectiveness of local government, crime rates, green space, etc., which are evaluated by Nuveen Real Estate and the Advisor. To enhance returns, and because of Nuveen Real Estate’s global platform and local expertise, assets with the potential for asset management and growth is sought out where possible.
We expect over time that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include properties in Canada, Europe and the Asia-Pacific region. In order to enhance the level of diversification, we make certain of our European and Asia-Pacific investments through funds established by Nuveen Real Estate, including the European Cities Fund and the Asia-Pacific Cities Fund (collectively, the “International Affiliated Funds”). The International Affiliated Funds are designed by Nuveen Real Estate and utilize the same cities-focused long-term research strategy that we employ. Our investments in the International Affiliated Funds enable us to invest side-by-side with a number of institutional investors into a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in Europe and the Asia-Pacific region. Since the scale of capital required to acquire a diversified portfolio of these types of properties on a global basis and across sectors is substantial, we believe that owning indirect interests in the properties owned by the International Affiliated Funds will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term.
Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types including industrial, multifamily, retail, healthcare, office and alternative property types (e.g., self-storage, student and single family housing, senior living and other alternatives). We are targeting up to 40% of our total assets less cash will be in commercial real estate located outside of the United States, including our interests in the International Affiliated Funds, along with the properties we acquire directly. We consider a property to be “stabilized” when it is leased to market occupancy, has minimal short-term tenant turnover and requires minimal capital improvements to maintain present operating standards.

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

Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
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
Environmental, Social and Governance
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior Real Estate professionals and our Advisor is an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC. Nuveen is the asset management arm and wholly owned subsidiary of TIAA. As such, many of the corporate responsibility initiatives undertaken by TIAA are relevant to and impact our business and the business decisions made on our behalf by our Advisor. From its founding, TIAA has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance (“ESG”) factors into its investment decision-making process. TIAA also has a dedicated Global Real Estate ESG team that works closely with TIAA Real Estate asset management teams across the globe to build on existing ESG efforts relevant to each vehicle’s strategy and scale them across the firm’s global real estate portfolio.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Nuveen and the Advisor. See Part I. Item 1A. “Risk Factors.”
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.nuveen.com/gcreit. We also routinely post on our website important information about the Company, including press releases, stockholder communications and other information. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.

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
Risks Related to Our Organizational Structure
We have held several of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest, such as the International Affiliated Funds, which makes your investment more speculative.
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future, except for investments that may be described in one or more supplements to the prospectus for our offering (the “Prospectus”). We seek to invest substantially all of the net offering proceeds from our Offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related assets and the International Affiliated Funds. However, because you are unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Further, we may not have the opportunity to evaluate or approve properties acquired or other investments made by entities in which we invest, such as the International Affiliated Funds. You will likewise have no opportunity to evaluate future transactions completed and properties acquired by the International Affiliated Funds. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the International Affiliated Funds. The Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the year ended December 31, 2022, we had net loss attributable to our stockholders of approximately $54.1 million. As of December 31, 2022, we had an accumulated deficit of approximately $220.4 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $65.6 million during the year ended December 31, 2022. We may incur net losses and continue to have an accumulated deficit in the future.
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
Economic events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict), actual or perceived instability in the U.S. banking system, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics (including the COVID-19 pandemic) or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
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
•    our liquidity needs resulting from share repurchase requests;
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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2022, we funded our distributions approximately 92% from cash flows from operating activities and 8% from debt and financing proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
For purposes of calculating our monthly NAV, our properties are generally initially valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by the independent valuation advisor based on appraisals of each of our properties on a quarterly basis in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in debt backed principally by real estate are valued quarterly by our independent valuation advisor and our investments in other real estate-related assets are valued monthly at fair market value by the Advisor. The valuations of our real properties are based on asset and portfolio level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information is not independently verified by our independent valuation advisor. The valuations of our investments in debt backed principally by real estate may be based, in part, on information provided by the Advisor. In addition, our investments in real estate-related assets other than debt backed principally by real estate, while a component of NAV, are valued by the Advisor based on market quotations or at fair value and are not reviewed by our independent valuation advisor or appraised. Our investments in the International Affiliated Funds are valued on a quarterly basis.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV based fees we paid to the Advisor and Nuveen Securities, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to the additional limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), our charter provides that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor and any of our or the Advisor's affiliates for any liability or loss suffered by them or hold our directors, the Advisor and any of our Advisor’s affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor or any of our or the Advisor’s affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares and 100,000,000 shares are classified as Class N shares, and 100,000,000 shares are classified as preferred stock. We may also issue shares in private offerings and Operating Partnership units to holders other than our Company. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership or (6) issue equity incentive compensation to certain employees of the Advisor. To the extent we issue additional shares after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase shares, your percentage ownership interest in our assets will be diluted. Certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership.
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
The Volcker Rule and its implementing regulations requires us to establish and maintain a compliance program and restricts our ability to engage in certain investment activities as described above, and which may result in potential loss of diversification opportunities. We have additional expenses related to monitoring our trades in our securities investments over our peers who are not subject to the Volcker Rule. The costs of implementing and maintaining a compliance program and the restrictions on our investment activities could lower our overall returns with respect to our investments in financial instruments. If our investments in the International Affiliated Funds, in or with Other Nuveen Real Estate Accounts (defined below) or otherwise are deemed to be investments in covered funds, we may be required to sell our investments quickly and possibly at a discount, depending on market conditions. “Other Nuveen Real Estate Accounts” means investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate or its affiliates, whether currently in existence or subsequently established. These limitations and restrictions could disadvantage us against competitors that are not subject to the Volcker Rule.

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
Through our subsidiaries, we plan to acquire, invest in and manage instruments that could be deemed to be securities for purposes of the Investment Company Act. Accordingly, it is possible that more than 40% of the assets of our subsidiaries will be investments that will be deemed to be investment securities for Investment Company Act purposes. However, in such a circumstance, in reliance on Section 3(c)(5)(C) of the Investment Company Act, we do not intend to register any of our subsidiaries as an investment company under the Investment Company Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real estate-related assets). As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.
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
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Nuveen Real Estate and Nuveen, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen Real Estate and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen Real Estate and Nuveen because Nuveen Real Estate and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen Real Estate and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen Real Estate’s and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen Real Estate and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyber-attack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stakeholders (and their beneficial owners) and material nonpublic information. Although Nuveen Real Estate and Nuveen have implemented, and their affiliates and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Nuveen Real Estate and Nuveen do not control the cyber security plans and systems put in place by third-party service providers, and such third party service providers may have limited indemnification obligations to Nuveen Real Estate and Nuveen, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate’s and Nuveen’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Nuveen Real Estate and Nuveen. We, Nuveen Real Estate, or Nuveen could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
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
We are subject to compliance with securities law which exposes us to potential liabilities, including potential rescission rights.
On April 5, 2022, we filed Supplement No. 11 to our prospectus dated July 2, 2021, which included our Annual Report on Form 10-K for the year ended December 31, 2021. Section 10(a)(3) of the Securities Act requires us to make certain updates to the information in our purposes via a post-effective amendment to the registration statement. Although we provided all investors with the current audited financial statements through the supplement filed on April 5, 2022, this did not timely update the registration statement, which may have caused a potential violation of Section 5 of the Securities Act, which may trigger a right of rescission for certain investors who purchased our common stock during the time the registration statement was not updated. These stockholders may have the right to rescind their purchase of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to such shares.
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
We are subject to risks generally attributable to the ownership of real property, including:
•    changes in global, national, regional or local economic, demographic or capital market conditions (including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing conflict between Russia and Ukraine);
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
•    inflation;
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
A recession, slowdown or sustained downturn in the U.S. or global real estate market, and the U.S. or global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets, including those resulting from inflation, rising interest rates or economic impacts resulting from actual or perceived instability in the U.S. banking system. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments’ capital structures.
Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
Additionally, events such as war (including the conflict between Russia and Ukraine), terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics (including the COVID-19 pandemic) or other public health emergencies may adversely affect the global economy and the markets in which we and the International Affiliated Funds invest. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.
Certain countries have been susceptible to epidemics and pandemics, most recently COVID-19. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, could have a negative impact on the economy and business activity globally (including in the markets in which we invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.

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
Our portfolio is currently concentrated in certain asset types and geographies and may in the future be concentrated in a limited number of asset types, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Currently, our portfolio is heavily concentrated in residential, industrial and healthcare assets and geographically concentrated in the southern and western regions of the United States. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
We may change our investment and operational policies or our investment guidelines without stockholder consent.
Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in our prospectus. Our board of directors also approved very broad investment guidelines with which the Advisor must comply, but these guidelines provide the Advisor with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

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
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
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
Our properties face significant competition.
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
In addition, inflation, changes in building codes and ordinances, environmental considerations, provisions in loan documents encumbering the portfolio properties pledged as collateral for loans, and other factors might also keep us from using insurance proceeds to replace or renovate a real property investment after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which would adversely affect us.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
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
Increased levels of unemployment could adversely affect the occupancy and rental rates of our multifamily properties.
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
Any potential returns on our investments in single-family housing will depend upon many factors including, but not limited to:
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
Life science properties and their tenants are subject to a number of unique risks, the occurrence of any could adversely affect our results of operations and financial condition. In particular, life science tenants are subject to a number of risks unique to their industry, including (a) high levels of regulation including increasing government price controls and other healthcare cost containment measures, (b) failures in the safety and efficacy of their products, (c) significant funding requirements for product research and development, and (d) changes in technology, patent expiration and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect property revenue and valuation.
In addition, improvements to life science properties are typically more costly than improvements to traditional office space or other property types. Many life science properties generally contain infrastructure improvements that are significantly more costly than improvements to other property types. Typical improvements include (a) reinforced concrete floors, (b) upgraded roof loading capacity, (c) increased floor-to-ceiling heights, (d) heavy-duty HVAC systems, (e) enhanced environmental control technology, (f) significantly upgraded electrical, gas and plumbing infrastructure, and (g) laboratory benches.
Further, life sciences tenants may engage in research and development activities that involve controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders. Together with our tenants, we must comply with federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Failure to comply with these laws and regulations, or changes thereto, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

Our self-storage investments are subject to risks from fluctuating demand and competition in the self-storage industry.
Our self-storage investments are subject to operating risks common to the self-storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.
Rising inflation may adversely affect our financial condition and results of operations.
Inflation in the United States has recently increased and may continue to do so in the future. Rising inflation could have an adverse impact on any floating-rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.
Rising interest rates could impact the value of our investments.
Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases.
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

Our investments in debt backed principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers and worsening economic conditions could increase the default risk.
We invest in debt backed principally by real estate. Any deterioration of real estate fundamentals could negatively impact our performance by making it more difficult for borrowers to satisfy their payment obligations to us, increasing the default risk. A deterioration of general economic conditions also will negatively affect the creditworthiness of borrowers relating to our debt investments. In addition, the real estate collateral underlying our debt investments may be negatively impacted by market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences. There can be no assurance that there will be a ready market for the resale of our investments in debt backed principally by real estate because these investments may not be liquid. Illiquidity may result from the absence of an established market for these investments, as well as legal or contractual restrictions on their resale by us.

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
During periods of declining interest rates, the borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Even though interest rates have risen significantly in the near term, there is uncertainty as to whether the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.
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
We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial real estate, mortgages, such as retail space, office buildings, industrial property, multifamily properties and hotels. As a result, the commercial mortgages underlying CMBS generally face the risks described above in “We may invest in debt backed principally by real estate that is non-recourse in nature and includes limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition,” including risks that may adversely affect our results of operations and financial condition.
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
Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.
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
We have purchased real estate investments located internationally and may invest in vehicles, including our current investments in the International Affiliated Funds, that own investments located internationally. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments are subject to risk, including the following risks:
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
Our investments in properties and other real estate–related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from properties and other real estate-related assets we own located in markets outside the United States, including our investment in European Cities Partnership SCSp and our direct, international investment in Copenhagen, Denmark , likely will be denominated in the local currency. Therefore, our investments outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in-turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.
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
If we draw on the Credit Facility (as defined below) or any future line of credit to fund repurchases of our common stock or for any other reason, our financial leverage ratio could increase beyond our target.
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

Changes to, and the market transition away from, LIBOR may adversely affect our results of operations, cash flows and the value of our investments.
We pay interest under our credit facility and receive interest payments on certain of our investments in real estate-related assets based on the London Interbank Offered Rate (“LIBOR”), which is the subject of national, international and regulatory guidance and proposals for reform. In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration, which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) will end immediately following their publication on June 30, 2023.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has formally recommended the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out of LIBOR.
Our credit facility and certain of our investments in real estate-related assets loans are tied to LIBOR. Factors such as the pace of the transition to replacement rates, the specific terms and parameters for and market acceptance of any alternative reference rate and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate debt investments and commercial mortgage loans, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our debt agreements depending on the applicable LIBOR setting. Such amendments could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. We are assessing the impact of the transition from LIBOR and the potential impact to our business cannot yet be determined.
In certain cases, financings for our properties may be recourse to us.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carve out” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of other joint venture partners investing alongside us.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
The volatility of the global credit markets has made it more difficult to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, has dramatically reduced investor demand for high yield debt and senior bank debt, which in turn has led some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on less attractive terms. Interest rates have increased significantly over the near term. If the overall cost of borrowing continues to increase, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary and continue, they may have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
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
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of the Advisor, the Dealer Manager and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. The Advisor and the Advisor’s personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Advisor) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and the Advisor or its affiliates will require approval by our board of directors, including a majority of our independent directors, not otherwise interested in such transaction. There can be no assurance that our board of directors or Nuveen will identify or resolve all conflicts of interest in a manner that is favorable to us.
 The Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which the Advisor is ultimately responsible for determining.
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
Certain inherent conflicts of interest arise from the fact that Nuveen and its affiliates provide investment management and other services both to us and to other persons and entities, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of Other Nuveen Real Estate Accounts. In particular, there is overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real Estate Accounts that may be established. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.
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
We hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (also referred to herein as “TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

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
In addition to any potential withholding tax on ordinary dividends (including with regard to a repurchase of our common stock to the extent not treated as a sale or exchange), a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally required to report such income on U.S. federal income tax returns and is subject to U.S. federal income tax at regular U.S. federal income tax rates under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S federal income tax rates. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We currently do not expect that any class of our shares of common stock will be regularly traded in an established securities market.
Proposed Treasury regulations issued on December 29, 2022 (the "Proposed Regulations") would modify the existing Treasury regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisor.
Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
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
Rules enacted as part of the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
We have invested in a mezzanine loan, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our Operating Partnership, but excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
We are parties to loan agreements with LIBOR-based interest rates and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations will also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Public Offering of Common Stock
The Follow-on Public Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2023, there were 252,019,124 stockholders of record of our common stock, including 112,169,005 holders of Class T shares, 46,941,946 holders of Class S shares, 8,461,070 holders of Class D shares and 84,447,103 holders of Class I shares. Our Class N shares are not offered or sold in the Follow-on Public Offering and the Class N shares pay lower advisory fees than the other share classes.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Follow-on Public Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV of each class of shares:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	up to 0.5%(1)	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(2)	0.85%	0.25%	—
(1)    For Class T shares sold in the Follow-On Public Offering, the upfront selling commissions and dealer manager fees may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
(2)    Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2022, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees and stockholder servicing fees.
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
•Investments in real estate debt consist of CMBS. We classify CMBS as trading securities and the Advisor generally values such CMBS on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate debt by utilizing third-party service providers whenever available.
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
We reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but exclude upfront selling commissions, dealer manager fees and stockholder servicing fees. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such offering. In connection with our initial public offering, the Advisor advanced $4.6 million of our organization and offering expenses on our behalf from our inception through December 2018. We will reimburse the Advisor for these organization and offering expenses ratably over the 60 months following the earlier of the date our NAV first reaches $1 billion or January 31, 2023, which occurred on October 31, 2021. Such expenses will not be deducted from our NAV until they are payable to the Advisor.
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
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities, real estate debt, commercial mortgage loans and international affiliate funds), the addition of any other assets (such as cash on hand) and the deduction of any liabilities and stockholder servicing fees applicable to such class of shares.

The following table presents our monthly NAV per share for each of the five classes of shares from January 31, 2020 through December 31, 2022:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
January 31, 2020	10.70	10.66	10.79	10.81	10.98
February 29, 2020	10.64	10.61	10.73	10.75	10.92
March 31, 2020	10.53	10.51	10.62	10.64	10.80
April 30, 2020	10.31	10.29	10.40	10.42	10.57
May 31, 2020	10.28	10.27	10.35	10.38	10.53
June 30, 2020	10.30	10.29	10.37	10.41	10.55
July 31, 2020	10.36	10.34	10.44	10.47	10.60
August 31, 2020	10.37	10.36	10.45	10.48	10.62
September 30, 2020	10.35	10.34	10.43	10.46	10.60
October 31, 2020	10.35	10.33	10.43	10.46	10.60
November 30, 2020	10.44	10.42	10.52	10.55	10.69
December 31, 2020	10.53	10.50	10.61	10.63	10.78
January 31, 2021	10.64	10.61	10.72	10.74	10.89
February 28, 2021	10.71	10.68	10.80	10.82	10.97
March 31, 2021	10.79	10.74	10.87	10.89	11.06
April 30, 2021	10.94	10.89	11.02	11.03	11.22
May 31, 2021	11.07	11.01	11.15	11.15	11.37
June 30, 2021	11.22	11.15	11.30	11.30	11.53
July 31, 2021	11.41	11.33	11.49	11.46	11.73
August 31, 2021	11.61	11.52	11.68	11.65	11.94
September 30, 2021	11.92	11.81	11.99	11.95	12.27
October 31, 2021	12.14	12.01	12.19	12.16	12.51
November 30, 2021	12.21	12.07	12.25	12.22	12.60
December 31, 2021	12.57	12.44	12.63	12.59	12.97
January 31, 2022	12.65	12.52	12.68	12.66	13.08
February 28, 2022	12.74	12.61	12.77	12.74	13.17
March 31, 2022	12.93	12.79	12.97	12.93	13.38
April 30, 2022	13.09	12.94	13.12	13.08	13.56
May 31, 2022	13.14	13.00	13.17	13.13	13.62
June 30, 2022	13.11	12.98	13.15	13.10	13.58
July 31, 2022	13.21	13.07	13.24	13.19	13.67
August 31, 2022	13.15	13.01	13.19	13.13	13.63
September 30, 2022	13.06	12.92	13.09	13.04	13.53
October 31, 2022	13.02	12.88	13.05	13.00	13.48
November 30, 2022	13.02	12.88	13.05	13.00	13.48
December 31, 2022	12.78	12.65	12.82	12.77	13.25

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2022 ($ and shares in thousands, except per share data):

Components of NAV	December 31, 2022
Investments in real property	$2,254,222
Investments in commercial mortgage loans	168,140
Investments in international affiliated funds	127,092
Investments in real estate-related securities	116,436
Investments in real estate debt	98,465
Cash and cash equivalents	42,017
Restricted cash	36,909
Other assets	10,878
Debt obligations	(437,622)
Subscriptions received in advance	(35,708)
Other liabilities	(67,028)
Stockholder servicing fees payable the following month(1)	(599)
Non-controlling interests in joint venture	(5,027)
Net Asset Value	$2,308,175
Net Asset Value attributable to preferred stock	$125
Net Asset Value attributable to common stockholders	$2,308,050
Number of outstanding shares of common stock	180,030
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2022, we have accrued under GAAP approximately $46.5 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2022 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$220,912	$572,628	$102,680	$1,017,892	$393,938	$2,308,050
Number of outstanding shares	17,285	45,277	8,010	79,727	29,731	180,030
NAV per share as of December 31, 2022	$12.78	$12.65	$12.82	$12.77	$13.25
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2022 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.20%	5.06%
Multifamily	6.58	4.76
Office	7.12	6.52
Healthcare	6.91	5.81
Retail	6.44	5.49
Self-Storage	7.32	5.15
Single-Family Housing	6.91	5.17

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single Family Housing Investment Values
Discount Rate	0.25% decrease	2.13%	2.00%	1.94%	2.02%	1.98%	1.93%	1.88%
(weighted average)	0.25% increase	(2.03)%	(1.95)%	(1.85)%	(2.04)%	(1.81)%	(1.93)%	(1.88)%
Exit Capitalization Rate	0.25% decrease	3.73%	3.66%	2.53%	3.07%	3.07%	3.31%	3.13%
(weighted average)	0.25% increase	(3.30)%	(3.30)%	(2.36)%	(2.84)%	(4.21)%	(2.76)%	(3.13)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2022
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$1,840,831
Redeemable non-controlling interest	610
Total partners' capital of Nuveen OP	1,841,441
Adjustments:
Organization and offering costs(1)	3,551
Accrued stockholder servicing fees(2)	46,487
Unrealized net real estate and real estate debt appreciation(3)	291,806
Accumulated depreciation and amortization(4)	134,332
Straight-line rent receivable	(9,442)
Net Asset Value	$2,308,175
(1)The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion. As of December 31, 2022, we have reimbursed the Advisor $1.1 million for such costs.
(2) Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
(3) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and revolving credit facilities (collectively referred to as “Debt”) are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market value of our investments in real estate and Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.
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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities and attributes specific to the properties and assets within our portfolio.
Distribution Policy
We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if the shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our stockholders, our board of directors approves a monthly distribution for a certain dollar amount for each class of our common stock. We then calculate each stockholder’s specific distribution amount for the month using applicable record and declaration dates, and the distributions begin to accrue on the date we admit our stockholders.
Our distribution policy reflects our intention to pay distributions monthly, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient.

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.8564 per share for the year ended December 31, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipient.
The following tables detail the aggregate distribution declared for each of our share classes for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8564	$0.8564	$0.8564	$0.8564	$0.8564
Advisory fee per share of common stock	(0.1517)	(0.1500)	(0.1523)	(0.1518)	(0.0817)
Stockholder servicing fee per share of common stock	(0.1108)	(0.1099)	(0.0335)	—	—
Net distribution per share of common stock	$0.5939	$0.5965	$0.6706	$0.7046	$0.7747
For the year ended December 31, 2022, we declared and paid distributions of $97.7 million. The December 2022 distribution was declared and paid in January 2023, and is excluded from the analysis below as it will be a 2023 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2022 Tax Year	—%	—%	100.00%

The following tables summarizes our distributions declared and paid during the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$58,055	59.44%	$29,683	79.43%	$24,147	92.25%
Reinvested in shares	39,618	40.56%	7,687	20.57%	2,029	7.75%
Total distributions	$97,673	100.00%	$37,370	100.00%	$26,176	100.00%
Sources of distributions
Cash flows from operating activities	$89,868	92.01%	$20,832	55.75%	$16,545	68.52%
Debt and financing proceeds	7,805	7.99%	16,538	44.25%	7,602	31.48%
Total sources of distributions	$97,673	100.00%	$37,370	100.00%	$24,147	100.00%
Total cash flows from operating activities	$89,868		$20,832		$16,545
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby holders of Class T shares, Class S shares, Class D shares and Class I shares (other than residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oregon, Vermont and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of our common stock (of that same class) unless they elect to receive their distributions in cash. The holder of Class N shares is not eligible to participate in the distribution reinvestment plan and receives its distributions in cash. Residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, Ohio, Oregon and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will also receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan are automatically reinvested in our shares on behalf of the participants on the first business day of the subsequent month.
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

During the year ended December 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2022	15,003	0.0152%	$12.59	15,003	—
February 2022	69,137	0.0641%	12.66	69,137	—
March 2022	78,217	0.0675%	12.51	78,217	—
April 2022	314,780	0.2726%	12.56	314,780	—
May 2022	82,346	0.0619%	12.97	82,346	—
June 2022	255,920	0.2287%	12.96	255,920	—
July 2022	128,813	0.0797%	12.89	128,813	—
August 2022	166,064	0.1027%	13.09	166,064	—
September 2022	298,925	0.1773%	12.90	298,925	—
October 2022	768,362	0.4413%	12.77	768,362	—
November 2022	1,700,297	0.9688%	12.94	1,700,297	—
December 2022	951,581	0.5385%	13.00	951,581	—
	4,829,445	N/M	$12.89	4,829,445	—
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
Public Offerings
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-252077) for our initial public offering (the “Initial Public Offering”) was first declared effective by the SEC. Pursuant thereto, we registered with the SEC an offering of up to $5.0 billion in shares of common stock. The Initial Public Offering terminated on July 2, 2021.
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
2022 Highlights
Operating results:
•Declared monthly net distributions totaling $97.7 million during the year ended December 31, 2022. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.44%	5.17%	4.58%	4.65%
Year-to-Date Total Return, without upfront selling commissions	7.90%	7.60%	6.99%	7.09%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.00%	3.29%	3.38%
Inception-to-Date Total Return, without upfront selling commissions	11.03%	10.87%	11.18%	11.79%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	10.51%	10.21%	10.52%
Investments:
•Acquired 165 real estate properties, including 19 industrial, 10 healthcare, five grocery anchored retail, four self-storage and 127 single family rentals, with a total purchase price of $901.5 million, inclusive of closing costs, resulting in a diversified portfolio of income producing real estate properties concentrated in high growth markets in the United States.
•Made first direct international acquisition, which consisted of four multifamily properties in Copenhagen, Denmark, for a total purchase price of $37.8 million.
•Originated three commercial mortgage loans totaling $229.2 million to finance the acquisition of multifamily properties.
•Entered into a note-on-note agreement for $69.3 million, secured by the commercial mortgage loan used to finance the acquisition of five garden-style apartments.
•Sold the senior portion of four commercial mortgage loans used to finance the acquisition of various multifamily properties for a total amount of $208.5 million.
•Allocated an additional $50.0 million to investments in real-estate related securities with 78 holdings and a total fair market value of $116.2 million as of December 31, 2022.

•Made additional investments of $80.0 million in commercial mortgage-backed securities with a total fair market value of $98.3 million as of December 31, 2022.
Capital Activity and Financings:
•Raised $1.1 billion of net proceeds during the year ended December 31, 2022.
•Increased property level financings by $82.3 million, associated with our acquisitions of an international, multifamily portfolio and a grocery-anchored retail portfolio.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of December 31, 2022(1):
(1) Allocation by region/asset type includes property investments owned directly by the REIT (82%) and investments in affiliated funds (6%).
The following charts further describe the diversification of our direct investments in real properties based on fair value as of December 31, 2022(2):

# U.S. By Region (%)

Midwest 6%
East 18%
West 20%
South 56%

# By Sector (%)

Grocery Anchored Retail 11%
Single Family Housing 7%
Office 5%
Healthcare 24%
Industrial 32%
Self-Storage 2%
Multifamily 19%

(2) Allocation by region and by sector includes only property investments owned directly by the REIT.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of December 31, 2022:

# Asset location map

## European Cities Fund

*Portfolio as at 31 December 2022*

Meraville Retail Park, Bologna 01
OMNI Centre, Edinburgh 02
The Cube, Berlin 03
Kamppi Centre Helsinki 04
Xanadú, Madrid 05
Via Darwin, Milan 06
Devonshire Square, London 07
Logport, Venlo 08
Westfields, Eindhoven 09
Haagsche Zwaan, The Hague 10
CityPark, Vienna 11
Campus, Copenhagen 12

01
02
03
04
05
06
07
08
09
10
11
12
Office
Retail
Logistics
Alternatives

Source: Nuveen Real Estate, 31 Dec 2022

Confidential (C)

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of December 31, 2022:

# Asia Pacific Cities Fund
## A high-quality seed portfolio

Office
Logistics
Multifamily
Seoul
Tokyo
Osaka
Hong Kong
Singapore
Sydney
01
02
03
04
05
06
07
08
09

183-185 Clarence St,
Sydney
01

Namyangju Logistics
Seoul
02

Odawara Logistics,
Tokyo
03

Japan Residential
Portfolio I, Tokyo
& Osaka
04

Uiwang Logistics,
Seoul
05

One George Street,
Singapore
06

Japan Residential
Portfolio II, Osaka
07

Data Centre,
Hong Kong
08

Japan Residential
Portfolio III, Tokyo
& Osaka
09

Source: Nuveen Real Estate, Dec 2022.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of December 31, 2022:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	92%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	92%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	92%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	93%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	units	100%
Total Multifamily	9				1,378	units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	94%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	96%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	92%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	99%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	84%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	100%
Total Industrial	30				5,073	Sq. Ft	97%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	100%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	100%
Total Retail	6				695	Sq. Ft	100%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	Sq. Ft	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				325	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	141	Sq. Ft	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	81%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	83%
Project Sullivan	10	Various	Various	100%	662	Sq. Ft	90%
Total Healthcare	24				1,518	Sq. Ft	94%
Self-Storage:
Out O' Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	85%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	90%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	90%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	88%
Total Self-Storage	4				2,358	Units	88%
Single-Family Housing:
Single-Family Rentals	384	Various	Various	100%	775	Sq. Ft	88%
Total Single-Family Housing	384				775	Sq. Ft	88%
Total Investment Properties	460

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of December 31, 2022 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023	50	3,192	4%	237	3%
2024	62	7,164	9%	900	13%
2025	70	14,208	17%	1,316	18%
2026	50	7,500	9%	878	12%
2027	56	12,888	16%	940	13%
2028	24	13,164	16%	932	13%
2029	12	3,660	4%	435	6%
2030	8	3,420	4%	164	2%
2031	7	1,884	2%	102	1%
2032	6	6,204	8%	709	10%
Thereafter	15	8,772	11%	687	9%
Total	360	82,056	100%	7,300	100%
(1)The annualized December 31, 2022 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of December 31, 2022, we had 78 holdings and have invested $129.0 million in securities that are valued at $116.2 million.
Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”). CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or pool of commercial mortgage loans. CMBS are generally pass-through and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of our CMBS are single asset, single borrower deals (~89%), and nearly all our CMBS are rated Investment Grade (BBB- or higher) with ~3% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (~83%) that had a purchase yield of ~4.26% which is expected to increase as the base index rates (LIBOR and SOFR) increase. As of December 31, 2022, we have invested $102.4 million in CMBS that are valued at $98.3 million on our Consolidated Balance Sheet.
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of the latest available information, ECF had total equity commitments of $1.2 billion (€1.2 billion) and had called $1.2 billion (€1.2 billion) of these commitments. ECF had 12 assets with a gross asset value of $2.0 billion (€1.9 billion) and a loan to value ("LTV") ratio of 38.1%. The ECF portfolio is well diversified and as of December 31, 2022, had a balanced country exposure with 24.0% in UK, 16.6% in Netherlands, 12.8% in Spain, 12.5% in Finland, 12.0% in Germany, 11.8% in Italy, 5.7% in Denmark and 4.6% in Austria resulting in a 12-month net total return of (0.8)% and a since inception total return of 3.9%, gross of management fees(1).
(1) Fund assets and geographic exposure as of December 31, 2022.

The following table summarizes the equity investment in unconsolidated international affiliated funds from ECF as of December 31, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distributions	(1,413)
Income from equity investment in unconsolidated international affiliated fund	5,567
Foreign currency translation adjustment	(4,898)
Balance at December 31, 2022	$78,353
Income (loss) from equity investments in unconsolidated international affiliated funds from ECF for the years ended December 31, 2022, 2021 and 2020, was $5.6 million, $1.5 million and $(0.2) million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. APCF had total equity commitments of $990.0 million and had called $876.5 million of these commitments. APCF has nine investments (23 assets) with a gross asset value of $1.6 billion and has a LTV ratio of 39.8%. As of December 31, 2022, APCF had 32.7% exposure in Singapore, 28.7% in Japan, 17.0% in South Korea, 12.9% in Hong Kong and 8.7% in Australia resulting in a total return since inception of 8.6%, gross of management fees(2)(3).
(2) Fund assets and geographic exposure as of December 31, 2022. All other metrics as of September 30, 2022.
(3) Return is FX neutral
The following table summarizes the equity investment in unconsolidated international affiliated funds from APCF as of December 31, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distributions	(861)
Loss from equity investment in unconsolidated international affiliated fund	(2,216)
Balance at December 31, 2022	$48,871
(Loss) income from equity investments in unconsolidated international affiliated funds from APCF for the years ended December 31, 2022, 2021 and 2020 was $(2.2) million, $0.9 million and $2.0 million, respectively.
Investments in Commercial Mortgage Loans
The following table summarizes the investments in commercial mortgage loans as of December 31, 2022 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	LIBOR + 175 bps	11/9/2024	Interest only	$72,033	$59,226	$58,810
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	LIBOR + 575 bps	11/9/2024	Interest only	$23,344	$19,742	$19,520
Panorama House (1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,750
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,870
Tucson IV	3/28/2022	Senior	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$70,642	$70,910
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$23,547	$21,820
Dolce Living Royal Palm (1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,270
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$17,080
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,043	$16,940
Total										$343,970
1During the year ended December 31, 2022, we sold four senior loans to unaffiliated parties, three of which we retained the subordinate mortgages, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. Three of the sales did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.
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

For the year ended December 31, 2022, we had unrealized losses on our commercial mortgage loans of $2.1 million. For the years ended December 31, 2021 and 2020, we did not have any unrealized losses on our commercial mortgage loans.
For the years ended December 31, 2022, 2021 and 2020, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $15.1 million, $1.9 million and $0.8 million, respectively.
Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2022 vs 2021
Revenues
Rental revenue	$115,591	$56,607	$58,984
Income from commercial mortgage loans	15,092	1,913	13,179
Total revenues	130,683	58,520	72,163
Expenses
Rental property operating	38,929	18,163	20,766
General and administrative	9,832	3,796	6,036
Advisory fee due to affiliate	26,851	8,781	18,070
Depreciation and amortization	65,646	29,088	36,558
Total expenses	141,258	59,828	81,430
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	(28,570)	22,471	(51,041)
Realized and unrealized gain (loss) from real estate debt	(4,144)	3	(4,147)
Unrealized loss on commercial mortgage loans	(2,118)	—	(2,118)
Unrealized gain on note payable	233	—	233
Income from equity investment in unconsolidated international affiliated funds	3,351	2,435	916
Interest income	4,498	207	4,291
Interest expense	(16,785)	(4,705)	(12,080)
Total other income (expense)	(43,535)	20,411	(63,946)
Net (loss) income	(54,110)	19,103	(73,213)
Net (loss) income attributable to non-controlling interests in third party joint ventures	(73)	5	(78)
Net income attributable to preferred stock	15	19	(4)
Net (loss) income attributable to common stockholders	$(54,052)	$19,079	$(73,131)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since we commenced principal operations in December 2017, our rental revenues and rental property operating expenses for the years ended December 31, 2022 and 2021 are not comparable. However, certain properties in our portfolio were owned for both the years ended December 31, 2022 and 2021 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the year ended December 31, 2022, income from commercial mortgage loans increased $13.2 million due to the origination of five commercial mortgages, two of which were originated in November 2021, as well as the impact of rising interest rates.
General and Administrative Expenses
During the year ended December 31, 2022, general and administrative expenses increased by $6.0 million in comparison to the corresponding period in 2021 primarily due to an increase in legal fees, appraisal fees and fund administration costs related to the increase in the size of the portfolio. Additionally, there was an increase in financing costs associated with our note payable, and disposition fees associated with the sales of the senior portions of our commercial mortgage loans.
Advisory Fee Due to Affiliate
During the year ended December 31, 2022, the advisory fee due to affiliate increased by $18.1 million as compared to the corresponding period in 2021 due to the growth of our NAV.

Depreciation and Amortization
During the year ended December 31, 2022, depreciation and amortization increased by $36.6 million in comparison to the corresponding period in 2021 due to acquisitions of real estate.
Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities went from a gain of $22.5 million for the year ended December 31, 2021, to a loss of $(28.6) million for the year ended December 31, 2022. The loss was due to an overall market decline driven by the uncertainty surrounding inflation, interest rates and geopolitical tensions.
Realized and Unrealized Gain (Loss) from Real Estate Debt
Realized and unrealized gain (loss) from real estate debt went from a gain of $3.0 thousand for the year ended December 31, 2021, to a loss of $(4.1) million for the year ended December 31, 2022, driven by widening spreads and the impact of rising interest rates on fixed-rate securities.
Unrealized Loss on Commercial Mortgage Loans
We incurred an unrealized loss on commercial mortgage loans of $2.1 million for the year ended December 31, 2022, driven by the widening of floating rate spreads, following the origination of five commercial mortgages, two of which were originated in November 2021.
Unrealized Gain on Note Payable
Unrealized gain on note payable of $0.2 million for the year ended December 31, 2022 driven by increases in interest rates.
Income from Equity Investment in Unconsolidated International Affiliated Funds
For the year ended December 31, 2022, income from the International Affiliated Funds increased $0.9 million as compared to the corresponding period in 2021 primarily due to valuation gains and operating income on properties within ECF and APCF during the first half of the year, partially offset by negative fluctuations in foreign currency and valuation losses during the second half of the year.
Interest Income
During the year ended December 31, 2022, interest income increased $4.3 million compared to the corresponding period in 2021 due to increased interest generated by our cash sweep account and bond income from our CMBS investments.
Interest Expense
During the year ended December 31, 2022, interest expense increased $12.1 million compared to the corresponding period in 2021 due to additional borrowings on our credit facility, mortgages payable and note payable during the current period, combined with the impact of rising interest rates.
Same Property Results of Operations
We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities, real estate debt, commercial mortgage loans and International Affiliated Funds segments to be same property.
For the year ended December 31, 2022, our same property portfolio consisted of nine industrial, two multifamily, two office, one retail and three healthcare properties.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) interest income, (d) income from real estate-related securities, (e) income from equity investment in unconsolidated international affiliated funds and (f) income from commercial mortgage loan.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Year Ended December 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(54,052)	$19,079
Adjustments to reconcile to same property NOI
General and administrative	9,832	3,796
Advisory fee due to affiliate	26,851	8,781
Depreciation and amortization	65,646	29,088
Realized and unrealized loss (gain) from real estate-related securities	28,570	(22,471)
Income from commercial mortgage loans	(15,092)	(1,913)
Loss (gain) from real estate debt	4,144	(3)
Income from equity investments in unconsolidated international affiliated funds	(3,351)	(2,435)
Unrealized loss on commercial mortgage loans	2,118	—
Unrealized gain on note payable	(233)	—
Interest income	(4,498)	(207)
Interest expense	16,785	4,705
(Loss) income attributable to non-controlling interests in third party joint ventures	(73)	5
Series A Preferred Stock	15	19
NOI	$76,662	$38,444
Non-same property NOI	43,447	7,596
Same property NOI	$33,215	$30,848
The following table details the components of same property NOI for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Year Ended December 31,		2022 vs 2021
	2022	2021	$	%
Same property rental revenue
Multifamily	$11,131	$10,225	$906	9%
Industrial	15,948	14,357	1,591	11%
Office	7,914	8,031	(117)	(1)%
Retail	6,628	6,533	95	1%
Healthcare	5,945	5,816	129	2%
Total revenues	47,566	44,962	2,604	6%
Same property operating expenses
Multifamily	5,057	4,735	322	7%
Industrial	4,404	4,450	(46)	(1)%
Office	1,971	2,163	(192)	(9)%
Retail	1,561	1,479	82	6%
Healthcare	1,358	1,287	71	6%
Total expenses	14,351	14,114	237	2%
Same property NOI	$33,215	$30,848	$2,367	8%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the year ended December 31, 2022, rental revenues increased $2.6 million across the same property portfolio as compared to the corresponding period in 2021. The increase was primarily related to increases in occupancy at our same property multifamily investments and increased market rents at our same property industrial and multifamily investments.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the year ended December 31, 2022, property operating expenses increased $0.2 million across the same property portfolio as compared to the corresponding period in 2021. The increases were driven by prior year security expense increase at our multifamily properties and a lower real estate tax accrual at one of our industrial properties.
Non-same Property NOI
Due to ongoing fundraising and continued deployment of the net proceeds into new property acquisitions, non-same property NOI is not comparable period over period. We expect the non-same property NOI variance period over period to continue as we raise additional proceeds from selling shares of our common stock and invest in new property acquisitions.
Factors Impacting Our Operating Results
Results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, self-storage and housing properties, are translating into strong net operating income growth, and investors are continuing to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a rising interest rate environment, as real-estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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
Operating Expenses
Our operating expenses include general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases associated with our industrial, retail, office and healthcare properties, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.
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

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Follow-on Public Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. For the year ended December 31, 2022, we raised $1.1 billion of net proceeds in our Follow-on Public Offering.
Generally, cash needs for items other than asset acquisitions are expected to be met from operations and proceeds from our Credit Facility, and cash needs for asset acquisitions and loan originations are funded by offerings of our common stock, proceeds from real estate-related securities, real estate debt and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our target leverage ratio is approximately 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), including property and entity-level debt, but excluding debt on the securities portfolio, although it may exceed this level during our offering stage. Our charter restricts the amount of indebtedness we may incur to 300% of our net assets, which approximates 75% of the aggregate cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in the next quarterly report, along with justification for such excess.
We have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the year ended December 31, 2022. The Advisor advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the IPO. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date our NAV reaches $1.0 billion or January 31, 2023. Our NAV reached $1.0 billion in October 2021. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until they are payable to the Advisor.
As of December 31, 2022, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital. As of December 31, 2022, we have reimbursed the Advisor $1.1 million for such costs.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in debt, derivatives and the cost of our variable rate indebtedness.
As of December 31, 2022, we had $190.0 million in borrowings and had outstanding accrued interest of $3.2 million under the Credit Facility. For the year ended December 31, 2022, we incurred $6.3 million in interest expense under the Credit Facility.
As of December 31, 2022, we were in compliance with all loan covenants with respect to the Credit Agreement.
Mortgages Payable
As of December 31, 2022, we had $196.1 million in borrowings and $0.4 million in accrued interest outstanding under our mortgages payable. For the year ended December 31, 2022, we incurred $3.5 million in interest expense related to our mortgages payable.
The following table summarizes our outstanding mortgages payable as of December 31, 2022 ($ in thousands):

Indebtedness	Lender	Interest Rate	Maturity Date	Maximum Principal Amount
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,634
CASA Nord Portfolio	Nyrkredit Realkredit	5.21%(1)	12/31/32	20,173
Total mortgages payable				196,057
Deferred financing costs, net				(865)
Discount on assumed mortgage notes				(7,284)
Mortgages payable, net				$187,908
(1)    CASA Nord entered into an interest rate swap on January 3, 2023 which fixed the rate at 3.18%
Note Payable
We finance the acquisition of certain mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of December 31, 2022, we had one note outstanding with Capital One.
As of December 31, 2022, we had $69.3 million in principal outstanding on the note as well as $0.2 million in accrued interest outstanding. Interest expense incurred for the year ended December 31, 2022 was $1.7 million based on a rate of SOFR + 1.65%. We did not have a note payable during the year ended December 31, 2021.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities	$89,868	$20,832	$16,545
Cash flows used in investing activities	(1,238,175)	(776,986)	(91,315)
Cash flows provided by financing activities	1,093,152	871,059	74,770
Net (decrease) increase in cash and cash equivalents and restricted cash	$(55,155)	$114,905	$—
Cash flows provided by operating activities increased $69.0 million during the year ended December 31, 2022 compared to the corresponding period in 2021. The increase was due to additional cash flows from the operations of our investments in real estate and commercial mortgages as a result of growth in the size of our portfolio.
Cash flows used in investing activities increased $461.2 million during the year ended December 31, 2022 compared to the corresponding period in 2021 due primarily to a $381.3 million increase in acquisitions of real estate investments, loan originations of $117.5 million, and allocations to real estate debt of $84.9 million, offset by a $81.1 million decrease in funding international affiliated funds and a $51.1 million increase in sale proceeds from commercial mortgage loan investment.

Cash flows provided by financing activities increased by $222.1 million during the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to a $243.5 million net increase in proceeds from the issuance of common stock and subscriptions received in advance, along with proceeds from the sale of loan participations of $177.1 million, and proceeds from our note payable of $69.3 million, partially offset by an increase in net repayments on the Credit Facility of $156.7 million, an increase of $28.4 million in distributions paid to stockholders, a decrease in borrowings on mortgages payable of $38.1 million, and an increase in common stock repurchases of $47.8 million.
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
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and real estate debt, amortization of restricted stock awards and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(54,110)	$19,103	$725
Adjustments:
Real estate depreciation and amortization	65,646	29,088	17,478
Amount attributable to non-controlling interests for above adjustments	(185)	(15)	—
Funds from Operations attributable to common stockholders	11,351	48,176	18,203
Straight-line rental income	(2,991)	(2,255)	(1,861)
Amortization of above-and-below market lease intangibles	(3,368)	(2,031)	(724)
Amortization of deferred financing costs	647	622	518
Amortization of mortgage discount	355	—	—
Unrealized loss (gain) from changes in fair value of real estate-related securities	34,086	(16,844)	(2,246)
Unrealized loss (gain) from changes in fair value of real estate debt	4,144	(3)	—
Unrealized loss on commercial mortgage loans	2,118	—	—
Unrealized loss on note payable	(233)	—	—
Amortization of restricted stock awards	171	74	68
Unrealized income from investments in international affiliated funds	(1,077)	(1,326)	(881)
Adjusted Funds from Operations attributable to stockholders	$45,203	$26,413	$13,077
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
Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP involves significant judgements and assumptions and require estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting estimates. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K for further descriptions of such critical accounting estimates along with other significant accounting policy disclosures.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after December 31, 2022 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$455,320	$—	$161,619	$154,639	$139,062
Organization and offering costs	3,551	820	2,458	273	—
Interest expense(1)	65,155	19,506	28,287	12,664	4,698
Total	$524,026	$20,326	$192,364	$167,576	$143,760
(1)Represents interest expense for our fixed rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the Credit Facility and note payable for the year ended December 31, 2022 were 2.92% and 4.40%, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2022, the outstanding principal balance of our variable rate indebtedness was $259.3 million and consisted of our Credit Facility and Note Payable, which is indexed to one-month U.S. Dollar-denominated LIBOR and one-month US Dollar-denominated SOFR, respectively.
The fair market value of the Credit Facility is sensitive to changes in LIBOR. For the year ended December 31, 2022, a 10% increase in the one-month U.S. denominated LIBOR would have resulted in increased interest expense of approximately $0.6 million. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $2.2 million the year ended December 31, 2022. Similarly, a 100 basis point decrease will increase our net income by $2.2 million for the year ended December 31, 2022.
The fair market value of the Note Payable is sensitive to changes in SOFR. For the year ended December 31, 2022, a 10% increase in the one-month U.S. denominated SOFR would have resulted in increased interest expense of approximately $0.2 million. Similarly, due to the variable rate on our Note Payable, a 100 basis point increase in LIBOR will reduce our net income by $0.7 million the year ended December 31, 2022. Similarly, a 100 basis point decrease will increase our net income by $0.7 million for the year ended December 31, 2022.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of December 31, 2022.
Currency Risk
We may be exposed to currency risks related to our direct international investments, including our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of December 31, 2022.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-34. See accompanying Index to Consolidated Financial Statements on page F-1.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2022, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B.    Other Information.
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age	Position
Michael J.L. Sales	58	Chairman of the Board and Chief Executive Officer
Michael A. Perry	56	Director
John L. MacCarthy	63	Director
Donna Brandin	66	Independent Director
John R. Chandler	63	Independent Director
Steven R. Hash	58	Lead Independent Director
Robert E. Parsons, Jr.	67	Independent Director
G. Christopher McGibbon	50	Co-President
Richard M. Kimble	46	Co-President
Keith A. Jones	40	Head of Client Solutions
James E. Sinople	46	Chief Financial Officer and Treasurer
William M. Miller	49	Secretary
Abigail Lewis	42	Head of Strategic Insights
Shawn C. Lese	53	Chief Investment Officer
Carly R. Tripp	42	Head of Global Transactions
Gracie Coburn	34	Vice President
Michael J.L. Sales has served as our Chairman of the Board and Chief Executive Officer since July 2017. As Chief Executive Officer of Nuveen Real Estate and Real Assets, comprised of the Real Estate, Infrastructure, Natural Capital, Commodities and Private Impact teams. Mr. Sales is primarily responsible for overseeing the business across all regions. He is a member of the Nuveen Executive Leadership Team, which sets and executes strategic goals for the business, and has over 30 years’ experience within the real estate industry. Working closely with the Head of Global Real Estate and senior investment managers, he ensures the business delivers strong financial results and exceeds client expectations for investment performance and service experience. He also works with the Investor Relations Team in developing and maintaining client relationships. Mr. Sales is a member of the Investment Committee and Real Estate Debt Investment Committee. Mr. Sales joined Nuveen Real Estate as UK Property Investment Manager in 1994 and has held a number of senior management roles before his appointment as Head of the Real Estate business in 2015. He started his career in 1989 as a Development Surveyor at Morgan Grenfell Laurie, where he was then appointed to Head of UK Investment Agency in 1993. Mr. Sales holds a B.A. in Business Studies from Middlesex Business School, and a MPhil in Land Management from Reading University. He is a Member Associate of the Royal Institution of Chartered Surveyors and a member of the Investment Property Forum.
Mr. Sales is a valuable member of our board of directors because of his extensive real estate and investment experience and his tenure with Nuveen Real Estate.
Michael A. Perry has served as a member of our board of directors since May 2017. He serves as Executive Vice President and Head of the Global Client Group for Nuveen, where he is responsible for delivering Nuveen’s insights, capabilities and solutions to best service clients and grow revenues. Mr. Perry serves as a member of Nuveen’s Executive Committee and co-CEO of Nuveen Securities. Prior to these roles, in March 2019, Mr. Perry served as Head of Global Product, responsible for driving a consistent, global viewpoint and strategy across all aspects of product creation and management. He also led Structured Products and Alternative Investments, responsible for building and growing the closed-end fund and alternative investment businesses. Before joining Nuveen in July 2015, Mr. Perry spent five years at UBS Wealth Management, serving on its Executive Committee and responsible for investment advisory programs and research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to UBS, Mr. Perry spent 15 years at Merrill Lynch as a senior executive leading a number of investment businesses focused on the wealth management channel. Mr. Perry serves as a member of the board of directors of Nuveen Churchill Direct Lending Corporation. Mr. Perry holds a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the NYU Stern School of Business.
Mr. Perry is a valuable member of our board of directors because of his extensive experience with alternative investments and retail, high net worth and institutional client channels.

John L. MacCarthy has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity and middle market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM Nuveen Real Estate business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy has been a member of the board of directors of Healthwell Acquisition Corporation I (NASDAQ: HWEL) since February 2021. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.
Mr. MacCarthy is a valuable member of our board of directors because of his experience serving on boards of a number of organizations and his history with Nuveen.
Donna Brandin has served as one of our independent directors and the Chairperson of the Audit Committee since January 2018. Ms. Brandin also serves as an independent director of Broad Street Reality, Inc. since January 2022 and as an independent director of CION Man Residential REIT since December 2021. Ms. Brandin served as an independent director and Chairman of the Audit Committee of Invesque Inc. (TSX: IVQ), a publicly traded healthcare real estate company from July 2019 until May 2021.
Ms. Brandin retired as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group in June 2018. In addition, during her tenure with Lightstone Group, she served as Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-listed REITs sponsored by the Lightstone Group. After Lightstone she served as a strategic advisor to eRESI, a residential mortgage trading platform of a prominent New York City family office from October 2019 to October 2021. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007. From July 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential (NYSE: EQR), the largest publicly traded multifamily REIT in the country. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health Inc. from July 2000 through July 2004. Prior to 2000, Ms. Brandin held various executive-level positions at The Campbell Soup Company, Emerson Electric Company and Peabody Holding Company. Ms. Brandin is a certified public accountant and holds a B.S. in Business Administration from Kutztown University and a Master’s degree in Finance from St. Louis University. Ms. Brandin also completed the Corporate Directors Certificate Program at Harvard Business School of Executive Education.
Ms. Brandin’s qualifications to serve on our board of directors include her experience serving on the boards of other public and private companies and her considerable experience in financial matters, including specifically her experience as a chief financial officer of several organizations, including several public, non-listed REITs.
John R. Chandler has served as one of our independent directors since January 2018. Mr. Chandler is the Founder of Majesteka Investments Holdings, a private firm providing integrated strategic leadership and capital for emerging companies at the intersection of real estate, asset management, and technology. Prior to forming Majesteka in 2017, Mr. Chandler was Managing Director and Chairman of BlackRock Inc.’s Global Real Estate business with a focus on the strategic development of the platform as well as investment and client activities. He was also a member of the Real Estate Global Executive Committee, the BlackRock Alternative Investment Executive and Investment Committees. He joined BlackRock in 2011 as Global Head of Real Estate with responsibilities for the business and investment performance of the platform. Prior to joining BlackRock, Mr. Chandler held various positions with LaSalle Investment Management, Inc. (“LIM”), most recently as the Global Chief Investment Officer and Executive Chairman for Asia Pacific. From 2000 until 2010, Mr. Chandler was based in Singapore as LIM’s Chief Executive Officer for Asia Pacific, where he was responsible for creating LIM’s Asia Pacific business into a business with $7.4 billion of assets under management. Prior to relocating to Asia in 2000, Mr. Chandler was Managing Director for LIM’s direct investment activities in the United States. Since June 2021, Mr. Chandler has served as Chairman and CIO for Shelter Acquisition Corporation (NASDAQ: SHQA), a special purpose acquisition company focused on the real estate technology sector. Mr. Chandler is a founding member of the Asian Real Estate Association, a member of the Americas Executive Committee as well as the Global Board of Trustees and Treasurer for the Urban Land Institute, an Executive Committee member at the Wharton School Real Estate Center, and member of the Pension Real Estate Association. Mr. Chandler holds a B.S. in Industrial Engineering from the University of Massachusetts and an M.B.A. from Harvard University.
Mr. Chandler’s qualifications to serve on our board of directors include his depth of experience in global real estate finance and investment management. His managerial roles at various investment management firms provide him with leadership experience that we believe is valuable to our board of directors in fulfilling its duties.
Steven R. Hash has served as our lead independent director since January 2018. From 2012 through April 2020, Mr. Hash served as Co-Founder, President and Chief Operating Officer for Renaissance Macro Holding, LLC, a boutique equity research and trading business focused on macro research in the investment strategy, economics and Washington policy sectors. Prior to his co-founding of Renaissance Macro Holding, Mr. Hash served in various executive positions for Lehman Brothers/Barclays Capital, including: from 2006 to 2012, Global Head of Real Estate Investment Banking, where he was responsible for a global team conducting all investment banking and related activities in the real estate sector; from 2008 to 2011, Chief Operating Officer of Global Investment Banking,

where he was responsible for all operations of the firm’s global investment banking functions; and from 2003 to 2006, Global Head of Equity Research, where he was responsible for all aspects of the firm’s Global Equity Research Department. Since 2013, Mr. Hash has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Alexandria Real Estate Equities, Inc. and has been the lead independent director since 2017. Since 2015, he has served as an independent director of The Macerich Company and he is currently the non-executive Chairman of the Board. From 2019 to 2020, Mr. Hash served as an independent director of DiamondPeak Holdings Corp., a special purpose acquisition corporation. Mr. Hash holds a B.A. in Business Administration from Loyola University and an M.B.A. from Stern School of Business at New York University.
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
After the split, Mr. Parsons served as Treasurer of Host Marriott Corporation, before being promoted to Chief Financial Officer. From 2010 until 2019, Mr. Parsons served as an independent director and as chair of the Audit Committee of the Board of Directors of CareyWatermark Investors 1. From 2015 to 2022, Mr. Parsons also served as an independent director of Watermark Lodging Trust (formerly Carey Watermark Investors 2), and served as the lead independent director and a member of the Audit Committee. CareyWatermark Investors 2 merged with CareyWatermark Investors 1 in 2020 and at the same time changed the name of the company to Watermark Lodging Trust. Prior to the merger, Mr. Parsons served as lead independent director, the chair of the Special Committee of the Board and chair of the Audit Committee of CareyWatermark Investors 2. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired both the Audit Committee and a special board committee. Since 2002, Mr. Parsons has also been a Managing Director of Wasatch Investments, a small privately held consulting and investment firm. Mr. Parsons holds a B.A. in Accounting and an M.B.A. from Brigham Young University.
Mr. Parsons’s qualifications to serve on our board of directors are demonstrated by his experience as an independent director to other public, non-listed REITs and his leadership experience as an executive officer in the hospitality industry.
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
Richard M. Kimble has served as our Co-President since March 2022 and previously served as our Head of Portfolio Management from July 2017 to March 2022. In his role as Co-President, Mr. Kimble continues to oversee our investment portfolio. Mr. Kimble has over 20 years of experience in structuring and managing equity and debt components of commercial real estate. Prior to serving as Head of Portfolio Management, Mr. Kimble held numerous roles on Nuveen Real Estate’s transactions and portfolio management teams and has been involved in more than $10 billion of transactions. In 2012, he opened Nuveen Real Estate’s San Francisco office and built out the Northwest transaction team. Before joining the firm in 2007, he worked for RER Financial Group and specialized in CMBS due diligence assignments, acquisitions and debt restructurings. Mr. Kimble holds a B.S. in Economics from Mary Washington College and an M.B.A. from the University of North Carolina, Chapel Hill. In addition, he is a CFA Charterholder and is a member of the Urban Land Institute and Commercial Real Estate Development Association.
Keith A. Jones has served as our Head of Client Solutions since July 2017. He also serves as a Senior Managing Director and Head of Global Alternatives Product for Nuveen, where he is responsible for the development and ongoing management of Alternative Investment client solutions distributed through Nuveen’s U.S. institutional, wealth management and retirement channels. These solutions include new private funds, registered funds and separate accounts delivering access to real estate, real asset and private market strategies. Mr. Jones has over 10 years of experience in alternative investments and is a member of Nuveen’s Alternative Investment Committee. Before joining Nuveen in June 2016, Mr. Jones spent five years at Barclays where he was responsible for the origination, distribution and ongoing management of private equity, hedge funds and other private investments offered to high net worth individuals, family offices and institutional investors. Prior to Barclays, Mr. Jones worked at Merrill Lynch in the Global Investment Solutions group where he focused on product development and new initiatives, and eventually entered a leading role within the Alternative Investments group responsible for real asset origination. Mr. Jones holds a B.S. in Business Administration, with an emphasis in Finance and Accounting, from the University of Colorado at Boulder.

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
Audit Committee. Our board of directors has established an audit committee, which consists of Donna Brandin, Steven R. Hash, Robert E. Parsons, Jr and John R. Chandler. Ms. Brandin serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:
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
Our Code of Business Conduct and Ethics is available on our website, www.nuveen.com/gcreit. Stockholders may also request a copy of the Code of Business Conduct and Ethics, which will be provided without charge, by writing to Nuveen Global Cities REIT, Inc. at 730 Third Avenue, 3rd Floor, New York, New York 10017, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Corporate Governance Guidelines. Our board of directors has adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.

ITEM 11. Executive Compensation.
Compensation of Directors
Through June 30, 2022, we compensated each of our independent non-employee directors with an annual retainer of $75,000, plus an additional retainer of $15,000 to the chairperson of our audit committee. We paid 75% of this compensation in cash in quarterly installments and the remaining 25% in the form of an annual grant of restricted stock based on the most recent transaction price.

Effective July 1, 2022, we compensate each of our independent non-employee directors with an annual retainer of $100,000, plus an additional annual retainer of $20,000 to the chairperson of our audit committee and an additional annual retainer of $5,000 to the lead independent director. We pay 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock is granted on the first business day following the annual meeting of stockholders (the “Annual Meeting”). The restricted stock generally vests one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Advisor or Nuveen do not receive additional compensation from us for serving on the board of directors or committees thereof.

The following table sets forth the compensation earned by or paid to our independent directors for the fiscal year ended December 31, 2022, taking into consideration the board of director’s approved changes in the Company’s independent director compensation plan, effective July 1, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$63,750	$22,500	$86,250
John R. Chandler	$53,125	$18,750	$71,875
Steven R. Hash	$54,375	$18,750	$73,125
Robert E. Parsons, Jr.	$28,125	$43,750	$71,875
Executive Officers
We are externally managed and had no employees as of December 31, 2022. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any non-qualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company.
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2023, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	—	—%
Michael A. Perry	59,044	*
John L. MacCarthy	32,077	*
Donna Brandin	38,838	*
John R. Chandler	6,231	*
Steven R. Hash	6,890	*
Robert E. Parsons, Jr.	24,565	*
G. Christopher McGibbon	—	—%
Richard M. Kimble	—	—%
Keith A. Jones	5,840	*
James E. Sinople	—	—%
William M. Miller	—	—%
Abigail Lewis	—	—%
Shawn C. Lese	—	—%
Carly R. Tripp	—	—%
Gracie Coburn	—	—%
All directors and executive officers as a group**	173,485	*
5% Stockholders
Teachers Insurance and Annuity Association of America***	29,730,608	11%

*    Less than one percent.
**    Holds Class I shares of common stock.
***    Holds Class N shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by security holders	—	$—	473,933
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	473,933
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
Certain Relationships and Related Transactions
The Advisor
We are externally managed by the Advisor, Nuveen Real Estate Global Cities Advisors, LLC, a Delaware limited liability company. The Advisor is an affiliate of Nuveen Real Estate and wholly owned subsidiary of Nuveen, our sponsor, which is a wholly owned subsidiary of TIAA. The Advisor will draw upon the substantial real estate investment management capabilities and experience and will leverage the global resources, infrastructure and personnel of Nuveen Real Estate and its other affiliates, including Nuveen Asset Management and Nuveen Investment Management International Limited to provide advisory services to us in furtherance of our investment objectives.
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
•    with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
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
During the fiscal year ended December 31, 2022, we incurred an advisory fee expense of approximately $20.8 million.
Expense Reimbursement. We may reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired and (5) expenses related to personnel of the Advisor performing services for us, but excluding those personnel who provide investment advisory services pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Advisor or any of its Affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Such out-of-pocket costs and expenses include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC, reports, disclosures and other regulatory filings of the Advisor and its affiliates relating to our activities (including our pro rata share of the costs of the Advisor and its affiliates of regulatory expenses that relate to us and Other Nuveen Real Estate Accounts)).
During the fiscal year ended December 31, 2022, we did not have any costs to be reimbursed to the Advisor.
The Advisor has advanced all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through January 31, 2019, the first anniversary of the commencement of the IPO. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on the earlier of the date the Company’s NAV reaches $1 billion or January 31, 2023, which occurred on October 31, 2021. Organization and offering expenses are reimbursed as incurred. Wholesaling compensation expenses of persons associated with the Dealer Manager are paid by the Dealer Manager without reimbursement from us. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from such offering.
Reimbursement by the Advisor. The Advisor will reimburse us for any expenses that cause our total operating expenses (all costs and expenses paid or incurred by us, as determined under GAAP, including the advisory fee, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property) (“Total Operating Expenses”) in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income. “Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and debt backed principally by real estate, including all properties, mortgages and real estate-related assets and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period. “Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.
For the year ended December 31, 2022, we were in compliance with this requirement and our Total Operating Expenses were 1.53% of Average Invested Asset and 56.88% of Net Income.
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

Independent Directors’ Review of Compensation. Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:
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
Property Management and Other Services Agreements
We engaged NexCore Companies LLC (“Nexcore”), an affiliate of TIAA, to provide property management, accounting and leasing services for our investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. We paid approximately $0.4 million in management fees to Nexcore during the year ended December 31, 2022.
Additionally, as part of this engagement, we may pay acquisition fees to NexCore for sourcing deals. We paid approximately $0.1 million in acquisition fees to NexCore during the year ended December 31, 2022. We may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. We entered in three joint venture arrangements with NexCore during the year ended December 31, 2022, which have not incurred any promote payments.
We entered in an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist us in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, we committed $150.0 million to acquire single family rentals identified by Sparrow. We incurred approximately $1.0 million in asset and property management fees related to Sparrow during the year ended December 31, 2022.
During the year ended December 31, 2022, we entered in an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. We have not incurred any MyPlace fees as of December 31, 2022.
We entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services described below in connection with certain of our real estate investments (the “Agreement”).
For project management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. We have not incurred any Nuveen RE PMS fees as of December 31, 2022.
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
Dealer Manager Agreement
Upfront Selling Commissions and Dealer Manager Fees. Nuveen Securities, LLC is our Dealer Manager. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering and upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offing. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares and Class N shares or shares of any class sold pursuant to our distribution reinvestment plan.

During the year ended December 31, 2022, the Company paid approximately $5.2 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2022, the Dealer Manager had not retained any upfront selling commissions and dealer manager fees.
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
During the year ended December 31, 2022, the Company paid approximately $6.0 million in stockholder servicing fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2022, the Dealer Manager had not retained any stockholder servicing fees.
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
For the fiscal year ended December 31, 2022, the costs of raising capital in our Follow-on Public Offering, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2022, represented less than 3% of capital raised.
Related Party Transaction Policies
Our charter contains policies on transactions with affiliated persons. Under the charter, our independent directors must review and approve transactions with affiliates. In determining whether to approve or authorize a particular related party transaction, the independent directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.
ITEM 14.    Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Audit Fees	$794	$606
Audit-related services	10	34
Total	$804	$640
Audit Fees. Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.
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
2. Financial Statement Schedules – Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-34 hereof.
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

10.7
Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.8
Independent Director Compensation Policy (filed as Exhibit 10.8 to the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form S-11 filed on May 24, 2022 and incorporated herein by reference)

10.9
Amended and Restated Credit Agreement dated September 30, 2021, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021 and incorporated herein by reference)

10.10
Amended and Restated Guaranty dated September 30, 2021 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on April 1, 2022 and incorporated herein by reference)

10.11
First Amendment and Incremental Assumption Agreement dated February 17, 2023, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2023 and incorporated herein by reference)

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
** Furnished herewith.
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuveen Global Cities REIT, Inc.

Date: March 24, 2023	By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and directors of Nuveen Global Cities REIT, Inc., hereby severally constitute Michael J.L. Sales and James E. Sinople and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable Nuveen Global Cities REIT, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2023
Michael J.L. Sales

/s/ James E. Sinople	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2023
James E. Sinople

/s/ Michael A. Perry	Director	March 24, 2023
Michael A. Perry

/s/ John L. MacCarthy	Director	March 24, 2023
John L. MacCarthy

/s/ Donna Brandin	Director	March 24, 2023
Donna Brandin

/s/ John R. Chandler	Director	March 24, 2023
John R. Chandler

/s/ Steven R. Hash	Director	March 24, 2023
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	March 24, 2023
Robert E. Parsons, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
March 24, 2023
We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$1,760,484	$909,832
Investments in commercial mortgage loans, at fair value	343,970	140,512
Investments in international affiliated funds	127,224	131,046
Investments in real estate-related securities, at fair value	116,164	93,970
Investments in real estate debt, at fair value	98,252	14,183
Intangible assets, net	122,991	57,473
Cash and cash equivalents	43,073	36,163
Restricted cash	32,348	94,413
Other assets	26,355	20,545
Total assets	$2,670,861	$1,498,137
Liabilities and Equity
Credit facility	$190,000	$238,000
Mortgages payable, net	187,908	105,614
Loan participations, at fair value	175,830	—
Note payable, at fair value	69,030	—
Accounts payable, accrued expenses and other liabilities	74,571	14,810
Due to affiliates	50,637	30,006
Intangible liabilities, net	40,232	22,522
Subscriptions received in advance	31,147	100,778
Distributions payable	10,065	5,323
Total liabilities	829,420	517,053
Redeemable non-controlling interest	610	258
Equity
Series A Preferred Stock	125	126
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 17,285,298 and 9,201,452 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	172	92
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 45,277,146 and 23,809,171 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	453	238
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 8,009,944 and 4,648,665 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	79	46
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 79,727,458 and 31,460,729 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	799	316
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	297	297
Additional paid-in capital	2,060,366	1,043,073
Accumulated deficit and cumulative distributions	(220,425)	(63,958)
Accumulated other comprehensive loss	(5,137)	(239)
Total stockholders' equity	1,836,729	979,991
Non-controlling interests attributable to third party joint ventures	4,102	835
Total equity	1,840,831	980,826
Total liabilities and equity	$2,670,861	$1,498,137

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue	$115,591	$56,607	$38,357
Income from commercial mortgage loans	15,092	1,913	890
Total revenues	130,683	58,520	39,247
Expenses
Rental property operating	38,929	18,163	11,923
General and administrative	9,832	3,796	3,538
Advisory fee due to affiliate	26,851	8,781	3,326
Depreciation and amortization	65,646	29,088	17,478
Total expenses	141,258	59,828	36,265
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(28,570)	22,471	(485)
Realized and unrealized (loss) gain from real estate debt	(4,144)	3	—
Income from equity investments in unconsolidated international affiliated funds	3,351	2,435	1,851
Unrealized loss on commercial mortgage loans	(2,118)	—	—
Unrealized gain on note payable	233	—	—
Interest income	4,498	207	155
Interest expense	(16,785)	(4,705)	(3,778)
Total other income (expense)	(43,535)	20,411	(2,257)
Net (loss) income	$(54,110)	$19,103	$725
Net (loss) income attributable to non-controlling interests in third party joint ventures	(73)	5	—
Net income attributable to preferred stock	15	19	18
Net (loss) income attributable to common stockholders	$(54,052)	$19,079	$707
Net (loss) income per share of common stock - basic and diluted	$(0.36)	$0.29	$0.02
Weighted-average shares of common stock outstanding, basic and diluted	151,824,301	65,739,279	38,834,536

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(54,110)	$19,103	$725
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,898)	(2,407)	2,538
Comprehensive (loss) income	(59,008)	16,696	3,263
Comprehensive (loss) income attributable to non-controlling interests in third party joint ventures	(73)	5	—
Comprehensive income attributable to preferred stock	15	19	18
Comprehensive (loss) income attributable to common stockholders	$(58,950)	$16,672	$3,245
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Preferred Stock	Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2019	$125	$14	$1		$5		$20	$297	$336,147	$(19,974)	$(370)	$316,265	$—	$316,265
Issuance of 7,947,997 shares of common stock (net of $594 of offering costs)	—	18	27		8		26	—	80,011	—	—	80,090	—	80,090
Distribution Reinvestment	—	1	—	(a)	—	(a)	1	—	2,027	—	—	2,029	—	2,029
Common stock repurchased	—	—	—		—		(1)	—	(1,905)	—	—	(1,906)	—	(1,906)
Amortization of restricted stock grants	—	—	—		—		—	—	68	—	—	68	—	68
Net income	18	—	—		—		—	—	—	707	—	725	—	725
Distributions on common stock	—	—	—		—		—	—	—	(23,139)	—	(23,139)	—	(23,139)
Contribution from Series A preferred stock	125	—	—		—		—	—	—	—	—	125	—	125
Distribution to Series A preferred stock	(18)	—	—		—		—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	2,538	2,538	—	2,538
Balance at December 31, 2020	$250	$33	$28		$13		$46	$297	$416,348	$(42,406)	$2,168	$376,777	$—	$376,777
Issuance of 56,772,596 shares of common stock (net of $735 of offering costs)	—	59	208		32		269	—	622,430	—	—	622,998	—	622,998
Distribution Reinvestment	—	1	2		1		3	—	7,680	—	—	7,687	—	7,687
Preferred stock redemption	(125)	—	—		—		—	—	—	—	—	(125)	—	(125)
Common stock repurchased	—	(1)	—	(a)	—	(a)	(2)	—	(3,201)	—	—	(3,204)	—	(3,204)
Amortization of restricted stock grants	—	—	—		—		—	—	74	—	—	74	—	74
Net income	19	—	—		—		—	—	—	19,079	—	19,098	5	19,103
Distributions on common stock	—	—	—		—		—	—	—	(40,631)	—	(40,631)	—	(40,631)
Contribution from non-controlling interest	—	—	—		—		—	—	—	—	—	—	830	830
Distribution to Series A preferred stock	(18)	—	—		—		—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	(2,407)	(2,407)	—	(2,407)
Allocation to redeemable non-controlling interest	—	—	—		—		—	—	(258)	—	—	(258)	—	(258)
Balance at December 31, 2021	$126	$92	$238		$46		$316	$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Issuance of 82,936,778 shares of common stock (net of $966 of offering costs)	—	82	217		34		496	—	1,040,045	—	—	1,040,874	—	1,040,874
Distribution reinvestment	—	3	9		2		17	—	39,587	—	—	39,618	—	39,618
Common stock repurchased	—	(5)	(11)		(3)		(30)	—	(62,158)	—	—	(62,207)	—	(62,207)
Amortization of restricted stock grants	—	—	—		—		—	—	171	—	—	171	—	171
Net income (loss)	15	—	—		—		—	—	—	(54,052)	—	(54,037)	(73)	(54,110)
Distributions on common stock	—	—	—		—		—	—	—	(102,415)	—	(102,415)	—	(102,415)
Contributions from non-controlling interest	—	—	—		—		—	—	—	—	—	—	3,360	3,360
Distributions to non-controlling interest	—	—	—		—		—	—	—	—	—	—	(20)	(20)
Distribution to Series A preferred stock	(16)	—	—		—		—	—	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	(4,898)	(4,898)	—	(4,898)
Allocation to redeemable non-controlling interest	—	—	—		—		—	—	(352)	—	—	(352)	—	(352)
Balance at December 31, 2022	$125	$172	$453		$79		$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831

(a)Amount is not presented due to rounding; see Note 17.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(54,110)	$19,103	$725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	65,646	29,088	17,478
Unrealized loss (gain) on changes in fair value of real estate-related securities	34,086	(16,844)	(2,246)
Realized (gain) loss on sale of real estate-related securities	(1,760)	(3,692)	3,933
Unrealized loss (gain) on changes in fair value of real estate debt	4,144	(3)	—
Unrealized gain on note payable	(233)	—	—
Unrealized loss on changes in fair value of commercial mortgage loans	2,118	—	—
Income from equity investments in unconsolidated international affiliated funds	(3,351)	(2,435)	(1,851)
Income distributions from equity investments in unconsolidated international affiliated funds	2,274	1,109	970
Straight line rent adjustment	(2,991)	(2,255)	(1,861)
Amortization of above and below-market lease intangibles	(3,368)	(2,031)	(724)
Amortization of deferred financing costs	647	622	518
Amortization of mortgage discount	355	—	—
Amortization of restricted stock grants	171	74	68
Change in assets and liabilities:
Decrease (increase) in other assets	1,188	(9,249)	(1,413)
Increase in accounts payable, accrued expenses and other liabilities	45,052	7,345	948
Net cash provided by operating activities	89,868	20,832	16,545
Cash flows from investing activities:
Acquisitions of real estate	(877,459)	(500,176)	(85,127)
Origination and fundings of commercial mortgage loans	(258,019)	(140,512)	(1,642)
Proceeds from payoff of commercial mortgage loan	51,128	—	14,375
Funding for investment in international affiliated funds	—	(81,116)	(9,855)
Capital improvements to real estate	(11,092)	(7,054)	(2,567)
Deposits on investments in real estate	—	(566)	—
Purchase of real estate-related securities	(106,448)	(60,129)	(29,722)
Proceeds from sale of real estate-related securities	51,928	26,747	23,223
Purchases of real estate debt	(99,075)	(14,180)	—
Proceeds from sale of real estate debt	10,862	—	—
Net cash used in investing activities	(1,238,175)	(776,986)	(91,315)
Cash flows from financing activities:
Proceeds from issuance of common stock	951,244	638,104	75,908
Repurchase of common stock	(50,660)	(2,873)	(1,906)
Offering costs paid	(966)	(752)	(574)
Borrowings under credit facility	357,000	532,723	103,500
Repayments on credit facility	(405,000)	(424,000)	(82,000)
Borrowings under mortgages payable	20,173	58,250	—
Borrowing on note payable	69,263	—	—
Payment of deferred financing costs	(366)	(2,175)	(34)
Proceeds from sale of loan participations	177,145	—	—
Payment of offering and organization costs due to affiliate	(1,097)	—	—
Proceeds from issuance of preferred stock	—	—	125
Repurchase of preferred stock	—	(125)	—
Contributions from non-controlling interests in third party joint ventures	3,360	830	—
Distributions to preferred stockholders	(16)	(18)	(18)
Distributions to non-controlling interests in third party joint ventures	(20)	—	—
Subscriptions received in advance	31,147	100,778	5,945
Distributions	(58,055)	(29,683)	(26,176)
Net cash provided by financing activities	1,093,152	871,059	74,770
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(55,155)	114,905	—
Cash and cash equivalents and restricted cash, beginning of period	130,576	15,671	15,671
Cash and cash equivalents and restricted cash, end of period	$75,421	$130,576	$15,671

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
	2022	2021	2020
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$43,073	$36,163	$9,726
Restricted cash	32,348	94,413	5,945
Total cash and cash equivalents and restricted cash	$75,421	$130,576	$15,671
Supplemental disclosures:
Interest paid	$13,453	$3,783	$3,296
Series A preferred stock costs	$—	$—	$3
Right-of-use asset obtained in exchange for new operating lease liability (non-cash transaction)	$2,123	$—	$—
Non-cash investing and financing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$12,648	$(785)	$(378)
Accrued capital expenditures	$10,055	$445	$(114)
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,531	$—	$—
Assumption of mortgages payable in conjunction with acquisitions of investments in real estate	$62,132	$—	$—
Accrued distributions	$(4,742)	$(3,258)	$3,037
Accrued stockholder servicing fees	$21,728	$20,632	$4,726
Distribution reinvestments	$39,618	$7,687	$2,027
Allocation to redeemable non-controlling interest	$352	$258	$—
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231) (the “IPO Registration Statement”), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). The IPO Registration Statement was initially declared effective on January 31, 2018 and the Initial Public Offering terminated on July 2, 2021.

On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077) (the "Follow-on Registration Statement") to register up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-on Public Offering"). The Follow-on Registration Statement was initially declared effective by the SEC on July 2, 2021. In the Follow-on Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and the applicable rules and regulations of the SEC.
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

For select joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in noncontrolling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within redeemable non-controlling interests.

As of December 31, 2022, and December 31, 2021, the total assets and liabilities of the Company’s consolidated VIEs and VOEs were $186.7 million and $98.0 million, and $53.5 million and $29.7 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

The Company has limited contractual rights to obtain the financial records of its consolidated single-family housing, retail, student housing, self-storage and direct international portfolios from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 25 days after the end of any given period. As a result, these activities are generally included in the Company's consolidated financial statements on a one-month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.
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
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, for transactions that will be considered business combinations, the Company will evaluate the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
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
Investments in Real Estate-Related Securities
The Company reports its investment in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses are recorded as a component of Realized and Unrealized Gain (Loss) from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records such investments at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized Gain (Loss) from Real Estate Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in CMBS is recognized over the life of each investment and is recorded on the accrual basis on the Company’s Consolidated Statements of Operations.
Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds are accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company's Consolidated Balance Sheets.
The Company uses the cumulative earnings approach to classify its distribution received from equity method investments. Under the cumulative earnings approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns on investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and classified as cash inflows from investing activities.
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
Senior Loan Participations
In certain instances, the Company finances loans through the non-recourse syndication of a senior loan interest to a third party. Depending on the particular structure of the syndication, the senior loan interest may remain on the Company's Consolidated Balance Sheets or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in its consolidated financial statements. When these sales do not qualify for sale accounting under GAAP, the Company reflects the transaction by recording a loan participations liability at fair value on the Consolidated Balance Sheets, however this gross presentation does not impact Stockholders’ Equity or Net Income. When the sales are recognized, the Consolidated Balance Sheets only includes the remaining subordinate loan.
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
Deferred Charges
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring and other loan costs incurred by the Company for its financing arrangements.
Deferred financing costs related to the Credit Facility (as defined herein) are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are being amortized on a straight-line basis over the term of the Credit Facility, which approximates the effective interest method. Unamortized deferred financing costs are charged to interest expense upon early repayment or significant modification of the Credit Facility and fully amortized deferred financing costs are removed from the books upon the maturity of the Credit Facility.
Deferred financing costs related to the Company’s mortgages payable are recorded as an offset to the related liability and amortized on a straight-line basis over the term of the financing instrument, which approximates the effective interest method. Unamortized deferred financing costs related to the Company's mortgages payable are charged to interest expense upon early repayment or significant modification of the mortgages payable and fully amortized deferred financing costs are removed from the books upon maturity.
Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Intangible Assets, Net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease. Unamortized deferred leasing costs are charged to amortization expense upon early termination or significant modification of the leases and fully amortized deferred leasing costs are removed from the books upon lease expiration.
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
The Company's loan participations and note payable are carried at fair value based on significant unobservable inputs and have been classified as Level 3.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$116,164	$—	$—	$116,164	$93,970	$—	$—	$93,970
Investments in real estate debt	—	98,252	—	98,252	—	14,183	—	14,183
Investments in commercial mortgage loans	—	—	343,970	343,970	—	—	140,512	140,512
Total	$116,164	$98,252	$343,970	$558,386	$93,970	$14,183	$140,512	$248,665

Liabilities:
Loan participations	—	—	175,830	175,830	—	—	—	—
Note payable	—	—	69,030	69,030	—	—	—	—
Total	$—	$—	$244,860	$244,860	$—	$—	$—	$—
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations	Note Payable
Balance as of December 31, 2021	$140,512		$—	$—
Loan originations	229,095		—	—
Loan participations sold	—		157,397	—
Commercial mortgage loan sold	(51,128)		—	—
Additional fundings	28,924		19,748	—
Net unrealized loss on assets	(3,433)	(a)	—	—
Net unrealized gain on liabilities	—		(1,315)	(233)
Financings proceeds	—		—	69,263
Balance as of December 31, 2022	$343,970		$175,830	$69,030
(a) Includes Unrealized Loss on Commercial Mortgage Loans of $(2.1) million, combined with unrealized loss of $(1.3) million associated with loan participations.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans, loan participations and note payable as of December 31, 2022.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	LIBOR(1) + 2.15% - 6.40% (3.21%)
SOFR (2) + 2.05% - 6.47% (3.46%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	LIBOR(1) + 2.15% (2.15%)
SOFR (2) + 2.05% - 2.10% (2.07%)
Note Payable	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (2) + 1.80% (1.80%)

(1) LIBOR as of December 31, 2022 was 4.3%.
(2) SOFR as of December 31, 2022 was 4.3%.
As of December 31, 2022, the carrying value of the Credit Facility approximated fair value. The fair value of the Company's mortgages payable was $178.6 million and $106.3 million as of December 31, 2022 and December 31, 2021, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental Revenue — consists primarily of base rent arising from tenant operating leases at the Company’s properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes its tenant reimbursement income in rental revenue that consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of December 31, 2022, the Company did not have any mortgage loans on nonaccrual status.
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

Restricted Cash
As of December 31, 2022, the Company had $32.3 million of restricted cash. The restricted cash consisted of $1.2 million of tenant security deposits and $31.1 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ended December 31, 2018, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its shareholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The Company’s dealings with the TRSs must be arm’s length in nature or be permitted under the Code. Otherwise, the Company may be subject to 100% penalty tax, or our TRSs may be denied deductions. A domestic TRS is subject to US corporate federal income tax and state income or franchise tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of December 31, 2022, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in direct European investments, one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company's ownership of the securities of its TRSs to no more than 20% of the value of the Company's total assets.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. Interest and penalties related to unrecognized tax positions are included in income tax expense, and no amount has been accrued. Income tax returns for tax years 2018 through 2022 remain subject to governmental examination.
Deferred Taxes
As of December 31, 2022, the Company had a deferred tax liability of $2.3 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between acquisition cost and current tax basis, and was assumed during the acquisition of the multi-family portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1.0 billion or January 31, 2023. The Company's NAV reached $1.0 billion in October 2021 and as of December 31, 2022, had reimbursed the Advisor $1.1 million for such costs.
The Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $3.6 million and $4.6 million remain outstanding as of December 31, 2022 and December 31, 2021, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the years ended December 31, 2022, 2021 and 2020, the Company charged $1.0 million, $0.7 million and $0.6 million, respectively, in offering costs to equity.
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
The financial position and results of operations of the Company's wholly owned multifamily property CASA Nord located in Copenhagen, DK ("CASA Nord") is measured using the local currency (Danish Krone) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss), which includes CASA Nord's income and expense, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive (loss) income of approximately $(4.9) million, $(2.4) million and $2.5 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
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
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 to December 31, 2022. Management adopted the guidance and it did not have a material impact to the Company.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The amendments in ASU 2022-06 extend the period of time preparers can utilize the reference rate reform relief guidance. ASU 2022-06 is effective for all entities upon issuance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Management adopted the guidance and it did not have a material impact to the Company.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Building and building improvements	$1,522,540	$778,324
Land and land improvements	312,989	166,944
Furniture, fixtures and equipment	13,285	9,976
Total	1,848,814	955,244
Accumulated depreciation	(88,330)	(45,412)
Investments in real estate, net	$1,760,484	$909,832
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $42.9 million, $18.7 million and $12.0 million, respectively.
During the year ended December 31, 2022, the Company acquired five industrial, four self-storage, one medical office, one multifamily, one retail and 127 single-family real estate investments.

The following table provides details of the properties acquired during the year ended December 31, 2022 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Medical Office	$292,016	1	10	662 Sq. Ft
Industrial	380,912	5	19	3,225 Sq. Ft.
Retail	130,371	1	5	496 Sq. Ft.
Self-Storage	48,270	4	4	2,358 Units
Multifamily	37,818	1	4	84 Units
Single-Family Rentals	50,204	127	127	250 Sq. Ft.
	$939,591	139	169
(1)    Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities, mortgage notes or mortgage discounts assumed.
The following table provides details of the properties acquired during the year ended December 31, 2021 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Medical Office	$144,945	6	11	569 Sq. Ft
Industrial	25,539	2	2	201 Sq. Ft.
Multifamily	216,554	3	3	1,030 Units
Office	21,431	1	1	85 Sq. Ft.
Single-Family Rentals	91,707	257	257	526 Sq. Ft.
	$500,176	269	274
(1)    Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities, mortgage notes or mortgage discounts assumed.
The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Building and building improvements	$728,644	$388,116
Land and land improvements	145,958	86,838
In-place lease intangibles	34,087	22,522
Furniture, fixtures and equipment	409	6,092
Leasing commissions	19,855	8,548
Other intangibles	10,638	(11,940)
Total purchase price	$939,591	$500,176
Mortgage notes assumed	(69,657)	(29,500)
Discount on assumed mortgage notes	7,525	—
Non-controlling interest	(3,347)	—
Net purchase price	$874,112	$470,676

Note 4. Investments in Real Estate-Related Securities
As of December 31, 2022 and December 31, 2021, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities as of December 31, 2022 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2021	$93,970
Additions	106,448
Disposals	(51,928)
Unrealized losses	(34,086)
Realized gains	1,760
Balance at December 31, 2022	$116,164
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Unrealized (losses) gains	$(34,086)	$16,844	$2,246
Realized gains (losses)	1,760	3,692	(3,933)
Dividend income	3,756	1,935	1,202
Total	$(28,570)	$22,471	$(485)

Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.83%	9/25/2043	$19,541	$18,324	$17,157
CMBS - Floating	6.48%	4/28/2037	86,035	84,068	81,095
Total	5.99%	7/5/2038	$105,576	$102,392	$98,252

	December 31, 2021
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.02%	5/13/2042	$3,219	$3,300	$3,300
CMBS - Floating	2.10%	1/16/2037	10,976	10,880	10,883
Total	2.54%	4/02/2038	$14,195	$14,180	$14,183
(1) Weighted by face amount
(2) Stated legal maturity

The following table details the collateral type of the properties securing the Company's investments in Real Estate Debt ($ in thousands):

	December 31, 2022			December 31, 2021
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$31,069	$29,979	30.5%	$5,163	$5,163	36.4%
Multifamily	17,457	17,083	17.3%	—	—	—%
Office	13,148	12,194	12.4%	2,497	2,496	17.6%
Diversified	10,833	10,179	10.4%	1,788	1,795	12.6%
Cold Storage	9,799	9,664	9.8%	—	—	—%
Hotel	4,798	4,637	4.7%	—	—	—%
Retail	4,245	4,106	4.2%	1,791	1,792	12.6%
Net Lease	3,907	3,493	3.6%	1,513	1,511	10.7%
Manu Housing	3,149	3,148	3.2%	—	—	—%
Self-Storage	2,494	2,330	2.4%	—	—	—%
Life Science	1,493	1,439	1.5%	1,428	1,426	10.1%
Total	$102,392	$98,252	100.0%	$14,180	$14,183	100.0%

The following table details the credit rating of the Company's investments in Real Estate Debt ($ in thousands):

	December 31, 2022			December 31, 2021
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$3,528	$3,347	3.4%	$1,788	$1,795	12.6%
AA	9,903	9,861	10.0%	—	—	—%
A	25,406	24,364	24.8%	996	996	7.0%
BBB	60,856	58,254	59.3%	11,396	11,392	80.4%
BB	2,164	2,021	2.1%	—	—	—%
B	535	405	0.4%	—	—	—%
Total	$102,392	$98,252	100.0%	$14,180	$14,183	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt as of December 31, 2022 ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2021	$14,183
Additions	99,075
Disposals	(10,862)
Unrealized losses	(4,144)
Balance at December 31, 2022	$98,252
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

The Company originally committed to invest approximately $28.4 million (€25.0 million) into ECF and subsequently increased its commitment by $51.0 million (€45.0 million). As of December 31, 2022, the Company had fully satisfied both commitments. The Company has a 6% interest in ECF.
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
The following table summarizes the equity investment in unconsolidated international affiliated funds from ECF as of December 31, 2022 ($ in thousands):

Investment in ECF
Balance as of December 31, 2021	$79,097
Income distributions	(1,413)
Income from equity investment in unconsolidated international affiliated fund	5,567
Foreign currency translation adjustment	(4,898)
Balance at December 31, 2022	$78,353
The income (loss) from equity investments in unconsolidated international affiliated funds from ECF for the years ended December 31, 2022, 2021 and 2020 was $5.6 million, $1.5 million and $(0.2) million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S.-dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company committed to invest $10.0 million into APCF and subsequently, twice increased its commitment by $20.0 million, bringing its total commitment to $50.0 million. As of December 31, 2022, the Company has fully funded its total commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets. The Company has a 6% interest in APCF.
The following table summarizes the equity investment in unconsolidated international affiliated funds from APCF as of December 31, 2022 ($ in thousands):

Investment in APCF
Balance as of December 31, 2021	$51,948
Income distributions	(861)
Loss from equity investment in unconsolidated international affiliated fund	(2,216)
Balance at December 31, 2022	$48,871
The (loss) income from equity investments in unconsolidated international affiliated funds from APCF for the years ended December 31, 2022, 2021 and 2020 was $(2.2) million, $0.9 million and $2.0 million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the investments in commercial mortgage loans as of December 31, 2022 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	LIBOR + 175 bps	11/9/2024	Interest only	$72,033	$59,226	$58,810
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	LIBOR + 575 bps	11/9/2024	Interest only	$23,344	$19,742	$19,520
Panorama House (1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,750
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,870
Tucson IV	3/28/2022	Senior	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$70,642	$70,910
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$23,547	$21,820
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,270
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$17,080
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,043	$16,940
Total										$343,970
1During the year ended December 31, 2022, the Company sold four senior loans to unaffiliated parties, three of which the Company retained the subordinate mortgages, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. Three of the sales did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.
For the year ended December 31, 2022, the Company had unrealized losses on our commercial mortgage loans of $2.1 million. For the years ended December 31, 2021 and 2020, the Company did not have any unrealized losses on our commercial mortgage loans.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $15.1 million, $1.9 million and $0.8 million, respectively.
The following is a reconciliation of the beginning and ending balances for the Company’s investment in commercial mortgage loans for the year ended December 31, 2022 ($ in thousands):

Investment in Commercial Mortgage Loans
Balance as of December 31, 2021	$140,512
Loan originations	229,095
Sale of senior note	(51,128)
Additional fundings	28,924
Net unrealized loss (1)	(3,433)
Balance as of December 31, 2022	$343,970
(1) Includes Unrealized Loss on Commercial Mortgage Loans of $(2.1) million combined with unrealized loss of $(1.3) million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$95,325	$53,031
Above-market lease intangibles	13,030	493
Leasing commissions	41,757	20,559
Other intangibles	18,881	5,666
Total intangible assets	168,993	79,749
Accumulated amortization:
In-place lease intangibles	(33,200)	(16,282)
Above-market lease intangibles	(943)	(77)
Leasing commissions	(9,034)	(5,055)
Other intangibles	(2,825)	(862)
Total accumulated amortization	(46,002)	(22,276)
Intangible assets, net	$122,991	$57,473
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(25,841)
Accumulated amortization	7,553	3,319
Intangible liabilities, net	$(40,232)	$(22,522)
Amortization expense relating to intangible assets was $23.7 million, $8.5 million and $4.3 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Income (loss) from the amortization of intangible liabilities was $4.2 million, $2.1 million and $0.7 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Leasing Commissions	Other Intangibles
2023	$16,279	$1,817	$(6,088)	$5,686	$3,470
2024	10,654	1,852	(5,470)	5,216	2,793
2025	8,683	1,786	(5,018)	4,646	2,475
2026	6,434	1,727	(4,526)	3,842	1,990
2027	5,070	1,688	(3,921)	3,161	1,604
Thereafter	15,005	3,217	(15,209)	10,172	3,724
Total	$62,125	$12,087	$(40,232)	$32,723	$16,056
As of December 31, 2022, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 9 and 12 years, respectively.
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
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2022	December 31, 2021
Revolving facility	L+applicable margin(1)	September 30, 2024	$235,000	90,000	$163,000
DDTL facility	L+applicable margin(1)	September 30, 2026	100,000	100,000	75,000
Credit facility			$335,000	$190,000	$238,000
(1)    The weighted-average interest rate for the year ended December 31, 2022 was 2.92%.
As of December 31, 2022 and 2021, the Company had $190.0 million and $238.0 million, respectively in borrowings and had outstanding accrued interest of $3.2 million and $0.2 million, respectively, under the Credit Facility. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $6.3 million, $1.9 million and $1.7 million, respectively in interest expense under the Credit Facility.
As of December 31, 2022, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of December 31, 2022 ($ in thousands):

Year	Credit Facility
2023	$—
2024	90,000
2025	—
2026	100,000
2027	—
Thereafter	—
Total	$190,000

Note 10. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	December 31, 2022	December 31, 2021
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,634	—
CASA Nord Portfolio	Nyrkredit Realkredit	5.21% (1)	12/31/32	20,173	—
Total mortgages payable				196,057	106,250
Deferred financing costs, net				(865)	(636)
Discount on assumed mortgage notes				(7,284)	—
Mortgages payable, net				$187,908	$105,614
(1)        CASA Nord entered into an interest rate swap on January 3, 2023 which fixed the rate at 3.18%
For the years ended December 31, 2022, 2021 and 2020 the Company incurred $3.5 million, $1.9 million and $1.5 million, respectively, in interest expense on mortgages payable.
The following table presents the future principal payments due under the mortgages payable as of December 31, 2022 ($ in thousands):

Year	Mortgages Payable
2023	$328
2024	542
2025	1,486
2026	54,639
2027	15,641
Thereafter	123,421
Total	$196,057
Note 11. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of December 31, 2022, the Company has one note outstanding with Capital One which matures on April 9, 2025. As of December 31, 2022, the total principal amount of the note was $69.3 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the year ended December 31, 2022 was $1.7 million based on a rate of SOFR plus 1.65%.
The following is a reconciliation of the beginning and ending balances for the Company's note payable for the year ended December 31, 2022 ($ in thousands)

Note Payable
Balance as of December 31, 2021	$—
Financing proceeds	69,263
Net unrealized gain	(233)
Balance as of December 31, 2022	$69,030

The following table presents the future principal payments due under the Note Payable as of December 31, 2022 ($ in thousands):

Year	Note Payable
2023	$—
2024	—
2025	69,263
2026	—
2027	—
Thereafter	—
Total	$69,263
Note 12. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2022	December 31, 2021
Straight-line rent receivable	$9,442	$6,451
Receivables	7,788	3,245
Right-of-use asset - finance leases	2,531	—
Right-of-use asset - operating lease	2,123	—
Prepaid expenses	2,057	1,154
Deferred financing costs on credit facility, net	1,140	1,710
Other	1,274	7,985
Total	$26,355	$20,545
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities ($ in thousands):

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$41,980	$5,733
Real estate taxes payable	6,794	3,072
Tenant security deposits	6,531	2,010
Lease liability - finance leases	2,531	—
Lease liability - operating lease	2,123	—
Prepaid rental income	2,332	2,213
Accrued interest expense	3,794	462
Deferred tax liability	2,273	—
Other	6,213	1,320
Total	$74,571	$14,810
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

The Advisor will receive fees and compensation, payable monthly in arrears, in connection with the management of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
As of December 31, 2022 and 2021, the Company had accrued advisory fees of approximately $2.3 million and $1.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, the Company incurred advisory fee expenses of $20.8 million, $7.0 million and $2.9 million, respectively
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters.
The Company has engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. The Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, NexCore may receive a promote from the joint venture. The Company has entered in eight joint venture arrangements with NexCore as of December 31, 2022, which have not incurred any promote payments. Additionally, as part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals.
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
During the year ended December 31, 2022, the Company entered in an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. The Company has not incurred any MyPlace fees as of December 31, 2022.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company's real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. No fees have been incurred by the Company to Nuveen RE PMS as of December 31, 2022.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers ($ in thousands):

		For the Year Ended December 31,
		2022	2021
NexCore	Property Management	$397	$149
	Acquisition Services	129	414
Sparrow	Property Management	468	29
	Asset Management	493	155
		$1,487	$747

Other Related Party Transactions
The following table summarizes the components of Due to Affiliates ($ in thousands):

	December 31, 2022	December 31, 2021
Accrued stockholder servicing fees(1)	$47,086	$25,358
Advanced organization and offering expenses	3,551	4,648
Total	$50,637	$30,006
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
As of December 31, 2022, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months.
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
Note 16. Leases
Lessor
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the years ended December 31, 2022, 2021 and 2020 was $115.6 million, $56.6 million and $38.4 million, respectively.

Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single family rentals are as follows ($ in thousands):

Year	December 31, 2022
2023	$82,857
2024	80,643
2025	72,591
2026	61,181
2027	50,437
Thereafter	150,626
Total	$498,335
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of December 31, 2022, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, respectively.
Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options. The balances of the right-of-use assets and lease liabilities related to the Company's ground leases as of December 31, 2022 are as follows ($ in thousands):

Assets:
Right-of-use asset - finance leases	$2,531
Right-of-use asset - operating lease	2,123
Liabilities:
Lease liability - finance leases	2,531
Lease liability - operating lease	2,123
The Company utilized its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of December 31, 2022, the weighted average remaining lease term of the Company’s operating lease and finance leases was 38 years and 45 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company are as follows ($ in thousands):

	Operating Lease	Finance Leases
2023	$154	$219
2024	154	219
2025	158	219
2026	166	219
2027	169	219
Thereafter	7,695	8,808
Total undiscounted future lease payments	8,496	9,903
Difference between undiscounted cash flows and discounted cash flows	(6,373)	(7,372)
Total lease liability	$2,123	$2,531

Note 17. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of December 31, 2022, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Class T Shares	500,000	$0.01
Class S Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Class N Shares	100,000	$0.01
Preferred Stock	100,000	$0.01
Total	2,200,000
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
Common Stock
As of December 31, 2022, the Company had issued and outstanding 17,285,298 shares of Class T common stock, 45,277,146 shares of Class S common stock, 8,009,944 shares of Class D common stock, 79,727,458 shares of Class I common stock and 29,730,608 shares of Class N common stock.

The following table details the movement in the Company's outstanding shares of common stock (in thousands) for the years ended December 31, 2022, 2021 and 2020:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
January 1, 2020	1,377	70	573	1,966	29,731	33,717
Common Stock Issued	1,818	2,734	819	2,577	—	7,948
Distribution Reinvestment	68	30	36	60	—	194
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(15)	(2)	(22)	(148)	—	(187)
December 31, 2020	3,248	2,832	1,406	4,461	29,731	41,678
Common Stock Issued	5,862	20,802	3,219	26,890	—	56,773
Distribution Reinvestment	114	223	54	283	—	674
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(23)	(48)	(30)	(180)	—	(281)
December 31, 2021	9,201	23,809	4,649	31,460	29,731	98,850
Common Stock Issued	8,232	21,643	3,478	49,584	—	82,937
Distribution Reinvestment	311	929	170	1,655	—	3,065
Vested Stock Grant	—	—	—	7	—	7
Common Stock Repurchased	(459)	(1,104)	(287)	(2,979)	—	(4,829)
December 31, 2022	17,285	45,277	8,010	79,727	29,731	180,030
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
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Company’s distribution policy reflects its intention to pay distributions monthly, subject to the discretion of the board of directors.
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of December 31, 2022 and December 31, 2021, the Company had accrued $10.1 million and $5.3 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company declared and paid distributions of $97.7 million, $37.8 million and $21.1 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.8564 per share for the year ended December 31, 2022. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the net distribution for each of the Company's share classes for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8564	$0.8564	$0.8564	$0.8564	$0.8564
Advisory fee per share of common stock	(0.1517)	(0.1500)	(0.1523)	(0.1518)	(0.0817)
Stockholder servicing fee per share of common stock	(0.1108)	(0.1099)	(0.0335)	—	—
Net distribution per share of common stock	$0.5939	$0.5965	$0.6706	$0.7046	$0.7747
The following table details the net distribution for each of the Company's share classes for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.7447	$0.7447	$0.7447	$0.7447	$0.7447
Advisory fee per share of common stock	(0.1321)	(0.1311)	(0.1330)	(0.1328)	(0.0708)
Stockholder servicing fee per share of common stock	(0.0978)	(0.0971)	(0.0289)	—	—
Net distribution per share of common stock	$0.5148	$0.5165	$0.5828	$0.6119	$0.6739
The following table details the net distribution for each of the Company's share classes for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6840	$0.6840	$0.6840	$0.6840	$0.6840
Advisory fee per share of common stock	(0.1143)	(0.1214)	(0.1120)	(0.1081)	(0.0569)
Stockholder servicing fee per share of common stock	(0.0919)	(0.0845)	(0.0324)	—	—
Net distribution per share of common stock	$0.4778	$0.4781	$0.5396	$0.5759	$0.6271

Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. In addition, if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.
For the year ended December 31, 2022, the Company repurchased shares of its common stock for $62.2 million. For the year ended December 31, 2021, the Company repurchased shares of its common stock for $3.2 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2022.
Redeemable Non-Controlling Interest
The Company's affiliated partner has a redeemable non-controlling interest in a joint venture due to crystallization rights, which allows the partner to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of December 31, 2022 and December 31, 2021, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.6 million and $0.3 million as of December 31, 2022 and December 31, 2021.
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
The following table sets forth the financial results by segment for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Industrial	$569,607	$186,502
Healthcare	476,894	185,953
Commercial Mortgage Loan	343,970	140,512
Multifamily	292,081	303,852
Retail	223,248	82,791
Single Family Housing	148,796	100,039
International Affiliated Funds	127,224	131,046
Office	120,322	125,563
Real Estate-Related Securities(1)	214,416	108,153
Self-Storage	48,951	—
Other (Corporate)	105,352	133,726
Total assets	$2,670,861	$1,498,137
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Rental revenues
Industrial	$31,250	$14,830	$10,381
Healthcare	27,399	11,788	4,372
Multifamily	26,951	13,314	9,351
Office	12,691	9,229	7,470
Retail	9,548	7,215	6,783
Self-Storage	923	—	—
Single-family housing	6,829	231	—
Total rental revenues	115,591	56,607	38,357
Rental property operating expenses
Industrial	8,803	4,769	2,915
Healthcare	7,854	2,760	1,010
Multifamily	11,720	5,765	4,520
Office	3,576	2,611	2,123
Retail	2,620	1,480	1,355
Self-Storage	518	—	—
Single-family housing	3,838	778	—
Total rental property operating expenses	38,929	18,163	11,923
Depreciation and amortization	(65,646)	(29,088)	(17,478)
Income from commercial mortgage loans	15,092	1,913	890
Realized and unrealized (loss) income from real estate-related securities	(28,570)	22,471	(485)
Realized and unrealized loss from real estate debt	(4,144)	3	—
Realized and unrealized loss on commercial mortgage loans	(2,118)	—	—
Unrealized loss on note payable	233	—	—
Income from equity investments in unconsolidated international affiliated funds	3,351	2,435	1,851
General and administrative expenses	(9,832)	(3,796)	(3,538)
Advisory fee due to affiliate	(26,851)	(8,781)	(3,326)
Interest income	4,498	207	155
Interest expense	(16,785)	(4,705)	(3,778)
Net (loss) income	(54,110)	19,103	725
Net (loss) income attributable to non-controlling interests in third party joint ventures	(73)	5	—
Net income attributable to preferred stock	15	19	18
Net (loss) income attributable to common stockholders	$(54,052)	$19,079	$707
Note 19. Subsequent Events
Investments
On March 1, 2023, the Company acquired a self-storage property located in Brighton, Colorado, for approximately $13.8 million.
In February 2023, the Company amended its Credit Agreement to increase the Credit Facility to $455 million in aggregate commitments, comprised of a $321 million revolving facility and a delayed draw term loan facility of $134 million, with an accordion feature that may increase aggregate commitments up to $800 million. The Credit Facility will convert to SOFR effective May 1, 2023, with all other terms remaining the same.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)
Schedule III

				Initial Costs			Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora IL	Multi-Family	2013	2017	5,894	44,713	1,056	5,964	45,699	51,663	(6,470)	15 - 40 years
Phoenix, AZ	Industrial	1998	2017	3,891	11,337	224	3,891	11,561	15,452	(1,712)	15 - 40 years
Denver & Golden, CO	Industrial	Various	2017	8,773	38,496	1,025	8,773	39,521	48,294	(6,311)	15 - 40 years
Austin, TX	Multi-Family	2017	2018	8,385	36,319	758	8,385	37,077	45,462	(4,828)	15 - 40 years
Atlanta, GA	Office	1970	2018	4,472	25,598	155	4,472	25,753	30,225	(3,571)	15 - 40 years
Houston, TX	Retail	2016	2018	10,708	74,419	431	10,708	74,850	85,558	(10,625)	15 - 40 years
Henderson, NV	Industrial	2017	2018	4,475	18,316	(354)	4,475	17,962	22,437	(2,338)	15 - 40 years
Salt Lake City, UT	Office	2017	2019	3,964	32,945	234	3,963	33,180	37,143	(4,507)	15 - 40 years
Moreno Valley, CA	Industrial	1993	2019	4,376	13,157	520	4,376	13,677	18,053	(1,818)	15 - 40 years
San Antonio, TX	Healthcare	1972	2019	6,124	26,338	819	6,124	27,157	33,281	(3,986)	15 - 40 years
Boston, MA	Industrial	1973	2020	11,612	36,842	4	11,612	36,846	48,458	(2,816)	15 - 40 years
Atlanta, GA (Other)	Healthcare	2017	2020	1,422	7,795	5	1,422	7,800	9,222	(741)	15 - 40 years
Chicago, IL	Healthcare	1986	2020	2,867	6,903	9	2,867	6,912	9,779	(938)	15 - 40 years
San Antonio, TX (Industrial)	Industrial	1983	2020	2,815	7,129	216	2,815	7,345	10,160	(590)	15 - 40 years
Boulder, CO	Healthcare	1984	2021	3,645	7,895	419	3,645	8,314	11,959	(798)	15 - 40 years
Sugar Land, TX	Healthcare	2007	2021	3,129	9,200	207	3,128	9,408	12,536	(605)	15 - 40 years
Huntersville, NC	Multi-Family	2016	2021	6,552	61,509	738	6,552	62,247	68,799	(2,607)	15 - 40 years
San Diego, CA	Healthcare	1996	2021	10,586	36,814	5,269	10,767	41,902	52,669	(3,360)	15 - 40 years
Morrisville, NC	Office	1990	2021	3,953	16,390	202	3,943	16,602	20,545	(1,349)	15 - 40 years
Langhome, PA	Healthcare	1987	2021	6,918	16,947	1,244	6,861	18,248	25,109	(2,043)	15 - 40 years
Langhome, PA	Healthcare	1988	2021	3,714	9,830	266	3,714	10,096	13,810	(747)	15 - 40 years
Roseville, CA	Healthcare	1996	2021	3,464	24,439	1,008	3,611	25,300	28,911	(1,724)	15 - 40 years
McKinney, TX	Multi-Family	2002	2021	7,903	78,125	1,246	7,903	79,371	87,274	(2,262)	15 - 40 years
Houston, TX	Industrial	2003	2021	2,056	11,315	(40)	2,056	11,275	13,331	(463)	15 - 40 years
Schertz, TX	Industrial	2007	2021	3,037	7,856	—	3,037	7,856	10,893	(378)	15 - 40 years
Seneca, SC	Multi-Family	2021	2021	5,004	42,994	91	5,004	43,085	48,089	(1,858)	15 - 40 years
Various	Single-Family	Various	2021	26,878	64,797	55,201	39,124	107,752	146,876	(3,841)	15 - 40 years
Tampa, FL	Industrial	1979	2022	8,011	43,689	33	8,011	43,722	51,733	(1,423)	15 - 40 years
Houston, TX	Industrial	1973	2022	8,660	64,967	3	8,660	64,970	73,630	(1,628)	15 - 40 years
Brooklyn Park & Burnsville, MN	Industrial	Various	2022	12,972	37,549	—	12,972	37,549	50,521	(928)	15 - 40 years
Orlando, FL	Retail	2008	2022	7,056	19,700	37	7,056	19,737	26,793	(172)	15 - 40 years
Hudson, FL	Retail	1994	2022	4,446	9,250	—	4,446	9,250	13,696	(96)	15 - 40 years
Tampa, FL	Retail	2004	2022	6,669	15,977	30	6,669	16,007	22,676	(155)	15 - 40 years
Coral Springs, FL	Retail	1998	2022	7,926	23,589	—	7,926	23,589	31,515	(178)	15 - 40 years
Winter Garden, FL	Retail	2007	2022	5,799	20,759	18	5,799	20,777	26,576	(193)	15 - 40 years
Palm Bay, FL	Self-Storage	1996	2022	580	4,228	8	587	4,229	4,816	(50)	15 - 40 years
Sugar Land, TX	Self-Storage	2019	2022	770	19,009	1	770	19,010	19,780	(217)	15 - 40 years
Houston, TX	Self-Storage	1980	2022	1,250	7,785	—	1,250	7,785	9,035	(52)	15 - 40 years
Pflugerville, TX	Self-Storage	2014	2022	1,100	11,703	—	1,100	11,703	12,803	—	15 - 40 years
Wilsonville, OR	Industrial	1986	2022	12,730	46,470	—	12,730	46,470	59,200	(641)	15 - 40 years
Atlanta, GA	Healthcare	Various	2022	15,442	43,234	8	15,442	43,242	58,684	(991)	15 - 40 years
McKinney, TX	Healthcare	Various	2022	182	71,284	—	182	71,284	71,466	(1,188)	15 - 40 years
Clearwater, FL	Healthcare	2011	2022	3,936	15,029	696	3,936	15,725	19,661	(322)	15 - 40 years
Tampa, FL	Healthcare	2012	2022	303	17,529	—	303	17,529	17,832	(308)	15 - 40 years
Tampa, FL	Healthcare	1979	2022	4,845	25,046	—	4,845	25,046	29,891	(489)	15 - 40 years
Pittsburgh, PA	Healthcare	1999	2022	3,028	61,501	—	3,028	61,501	64,529	(1,002)	15 - 40 years
Fort Worth, Haslet & Roanoke, TX	Industrial	Various	2022	21,413	105,645	—	21,413	105,645	127,058	(779)	15 - 40 years
Copenhagen, DK	Multi-Family	Various	2022	6,672	30,974	—	6,672	30,974	37,646	—	15 - 40 years
(a)    The aggregate cost for federal income tax purposes at December 31, 2022 was approximately $1.8 billion.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)
Schedule III
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $13.3 million. Accumulated Depreciation does not include $4.2 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020, are as follows ($ in thousands):

Rental Properties	2022	2021	2020
Balance at beginning of period	$945,268	$462,849	$384,260
Additions	890,261	482,419	78,589
Balance at end of period	$1,835,529	$945,268	$462,849
Accumulated Depreciation	2022	2021	2020
Balance at beginning of period	$42,557	$24,737	$13,431
Additions	41,541	17,820	11,306
Balance at end of period	$84,098	$42,557	$24,737