Form 10-Q
period 2023-03-31
Nuveen Global Cities REIT, Inc.
filed 2023-05-12
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 12, 2023, there were 18,550,150 outstanding shares of Class T common stock, 48,218,360 outstanding shares of Class S common stock, 8,517,324 outstanding shares of Class D common stock, 85,398,570 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,765,302	$1,760,484
Investments in commercial mortgage loans, at fair value	349,541	343,970
Investments in real estate-related securities, at fair value	128,148	116,164
Investments in international affiliated funds	126,205	127,224
Investments in real estate debt, at fair value	110,106	98,252
Intangible assets, net	117,755	122,991
Cash and cash equivalents	41,907	43,073
Restricted cash	25,932	32,348
Other assets	28,410	26,355
Total assets	$2,693,306	$2,670,861
Liabilities and Equity
Credit facility	$190,500	$190,000
Mortgages payable, net	188,839	187,908
Loan participations, at fair value	179,387	175,830
Note payable, at fair value	69,060	69,030
Accounts payable, accrued expenses and other liabilities	100,561	74,571
Due to affiliates	51,116	50,637
Intangible liabilities, net	38,721	40,232
Subscriptions received in advance	24,657	31,147
Distributions payable	10,131	10,065
Total liabilities	852,972	829,420
Redeemable non-controlling interest	360	610
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 17,750,167 and 17,285,298 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	176	172
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 46,144,672 and 45,277,146 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	461	453
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,993,000 and 8,009,944 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	79	79
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 80,846,370 and 79,727,458 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	811	799
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	297	297
Additional paid-in capital	2,091,877	2,060,366
Accumulated deficit and cumulative distributions	(254,166)	(220,425)
Accumulated other comprehensive loss	(3,752)	(5,137)
Total stockholder's equity	1,835,908	1,836,729
Non-controlling interests attributable to third party joint ventures	4,066	4,102
Total equity	1,839,974	1,840,831
Total liabilities and equity	$2,693,306	$2,670,861

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue	$42,334	$21,668
Income from commercial mortgage loans	6,485	1,995
Total revenues	48,819	23,663
Expenses
Rental property operating	14,939	7,561
General and administrative	2,437	2,096
Advisory fee due to affiliate	8,042	4,706
Depreciation and amortization	21,260	12,367
Total expenses	46,678	26,730
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	2,996	(3,404)
Realized and unrealized loss from real estate debt	(403)	(706)
(Loss) income from equity investments in unconsolidated international affiliated funds	(355)	859
Unrealized loss on commercial mortgage loans	(949)	—
Unrealized loss on note payable	(30)	—
Interest income	1,884	330
Interest expense	(8,629)	(1,796)
Total other income (expense)	(5,486)	(4,717)
Net loss	$(3,345)	$(7,784)
Net (loss) income attributable to non-controlling interests in third party joint ventures	(36)	19
Net income attributable to preferred stock	4	4
Net loss attributable to common stockholders	$(3,313)	$(7,807)
Net loss per share of common stock - basic and diluted	$(0.02)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	182,210,463	114,256,504

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,345)	$(7,784)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,385	(1,966)
Comprehensive loss	(1,960)	(9,750)
Comprehensive (loss) income attributable to non-controlling interests in third party joint ventures	(36)	19
Comprehensive income attributable to preferred stock	4	4
Comprehensive loss attributable to common stockholders	$(1,928)	$(9,773)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

	Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2022	$125	$172		$453		$79		$799		$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Issuance of 6,515,940 shares of common stock (net of $414 of offering costs)	—	5		18		—	(a)	42		—	82,629	—	—	82,694	—	82,694
Distribution reinvestment	—	1		3		1		6		—	13,807	—	—	13,818	—	13,818
Common stock repurchased	—	(2)		(13)		(1)		(36)		—	(65,228)	—	—	(65,280)	—	(65,280)
Amortization of restricted stock grants	—	—		—		—		—		—	53	—	—	53	—	53
Net income (loss)	4	—		—		—		—		—	—	(3,313)	—	(3,309)	(36)	(3,345)
Distributions on common stock	—	—		—		—		—		—	—	(30,428)	—	(30,428)	—	(30,428)
Distribution to Series A preferred stock	(4)	—		—		—		—		—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	1,385	1,385	—	1,385
Allocation to redeemable non-controlling interests	—	—		—		—		—		—	250	—	—	250		250
Balance at Mach 31, 2023	$125	$176		$461		$79		$811		$297	$2,091,877	$(254,166)	$(3,752)	$1,835,908	$4,066	$1,839,974

	Preferred Stock	Par Value									Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T		Common Stock Class S		Common Stock Class D		Common Stock Class I		Common Stock Class N
Balance at December 31, 2021	$126	$92		$238		$46		$316		$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Issuance of 23,375,848 shares of common stock (net of $143 of offering costs)	—	26		70		16		121		—	282,532	—	—	282,765	—	282,765
Distribution reinvestment	—	1		2		—	(a)	2		—	5,869	—	—	5,874	—	5,874
Common stock repurchased	—	—	(a)	—	(a)	—	(a)	—	(a)	—	(2,058)	—	—	(2,058)	—	(2,058)
Amortization of restricted stock grants	—	—		—		—		—		—	93	—	—	93	—	93
Net income (loss)	4	—		—		—		—		—	—	(7,807)	—	(7,803)	19	(7,784)
Distributions on common stock	—	—		—		—		—		—	—	(19,022)	—	(19,022)	—	(19,022)
Distribution to Series A preferred stock	(4)	—		—		—		—		—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—		—		—		—	—	—	(1,966)	(1,966)	—	(1,966)
Allocation to redeemable non-controlling interests	—	—		—		—		—		—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2022	$126	$119		$310		$62		$439		$297	$1,329,491	$(90,787)	$(2,205)	$1,237,852	$854	$1,238,706

(a)Amount is not presented due to rounding; see Note 18.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,345)	$(7,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,260	12,367
Unrealized (gain) loss on changes in fair value of real estate-related securities	(3,716)	7,018
Realized loss (gain) on sale of real estate-related securities	1,897	(2,929)
Unrealized loss on changes in fair value of real estate debt	403	702
Unrealized loss on changes in fair value of note payable	30	—
Unrealized loss on changes in fair value of commercial mortgage loans	949	—
Realized loss on sale of real estate debt	—	4
Loss (income) from equity investments in unconsolidated international affiliated funds	355	(859)
Income distributions from equity investments in unconsolidated international affiliated funds	1,556	582
Straight line rent adjustment	(1,301)	(617)
Amortization of above and below-market lease intangibles	(1,029)	(669)
Amortization of deferred financing costs	264	195
Amortization of mortgage discount	310	—
Amortization of restricted stock grants	53	93
Change in assets and liabilities:
(Increase) decrease in other assets	(989)	7,067
Increase in accounts payable, accrued expenses and other liabilities	400	8,442
Net cash provided by operating activities	17,097	23,612
Cash flows from investing activities:
Acquisitions of real estate	(13,759)	(133,733)
Origination and fundings of commercial mortgage loans	(2,963)	(93,125)
Capital improvements to real estate	(5,769)	(4,313)
Purchase of real estate-related securities	(20,600)	(15,783)
Proceeds from sale of real estate-related securities	10,435	2,927
Purchases of real estate debt	(20,274)	(45,877)
Proceeds from sale of real estate debt	8,017	—
Net cash used in investing activities	(44,913)	(289,904)
Cash flows from financing activities:
Proceeds from issuance of common stock	52,072	186,528
Repurchase of common stock	(40,098)	(1,395)
Offering costs paid	(314)	(135)
Borrowings under credit facility	39,500	107,000
Repayments on credit facility	(39,000)	(75,000)
Payments on mortgages payable	(35)	—
Proceeds from sale of loan participations	—	47,803
Distributions to preferred stockholders	(4)	(4)
Subscriptions received in advance	24,657	156,146
Distributions	(16,544)	(11,649)
Net cash provided by financing activities	20,234	409,294
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(7,582)	143,002
Cash and cash equivalents and restricted cash, beginning of period	75,421	130,576
Cash and cash equivalents and restricted cash, end of period	$67,839	$273,578
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$41,907	$116,971
Restricted cash	25,932	156,607
Total cash and cash equivalents and restricted cash	$67,839	$273,578

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2023	2022
Supplemental disclosures:
Interest paid	$8,487	$1,660
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(79)	$(1,179)
Accrued capital expenditures	$676	$692
Non-cash financing activities:
Accrued distributions	$(66)	$(1,499)
Accrued stockholder servicing fees	$479	$4,836
Distribution reinvestments	$13,818	$5,874
Allocation to redeemable non-controlling interests	$(250)	$18
Fundings of commercial mortgage loans through increases in loan participations	$3,583	$—
Accrued offering costs	$100	$8
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
The accompanying consolidated financial statements include the accounts of the Company, the Company's subsidiaries and joint ventures in which the Company has a controlling interest.
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
As of March 31, 2023, and December 31, 2022, the total assets and liabilities of the Company’s consolidated VIEs and VOEs were $184.1 million and $98.0 million, and $186.7 million and $98.0 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Investments in Real Estate-Related Securities
The Company reports its investment in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses are recorded as a component of Realized and Unrealized (Loss) Gain from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records such investments at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized (Loss) Gain from Real Estate Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in CMBS is recognized over the life of each investment and is recorded on the accrual basis on the Company’s Consolidated Statements of Operations.

Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with the applicable GAAP) and is reported as Income from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$128,148	$—	$—	$128,148	$116,164	$—	$—	$116,164
Investments in real estate debt	—	110,106	—	110,106	—	98,252	—	98,252
Investments in commercial mortgage loans	—	—	349,541	349,541	—	—	343,970	343,970
Total	$128,148	$110,106	$349,541	$587,795	$116,164	$98,252	$343,970	$558,386

Liabilities:
Loan participations	—	—	179,387	179,387	—	—	175,830	175,830
Note payable	—	—	69,060	69,060	—	—	69,030	69,030
Total	$—	$—	$248,447	$248,447	$—	$—	$244,860	$244,860

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations	Note Payable
Balance as of December 31, 2022	$343,970		$175,830	$69,030
Additional fundings	6,546		3,583	—
Net unrealized loss on assets	(975)	(a)	—	—
Net unrealized (gain) loss on liabilities	—		(26)	30
Balance as of March 31, 2023	$349,541		$179,387	$69,060
(a) Includes unrealized loss on commercial mortgage loans of $0.9 million, combined with unrealized loss of $26.0 thousand associated with loan participations.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans, loan participations and note payable as of March 31, 2023.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	LIBOR(1) + 2.30% - 7.55% (3.61%)
SOFR (2) + 2.05% - 6.97% (3.61%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	LIBOR(1) + 2.30% (2.30%)
SOFR (2) + 2.05% - 2.10% (2.07%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (2) + 1.80% (1.80%)
(1) LIBOR as of March 31, 2023 was 4.9%.
(2) Secured Overnight Financing Rate ("SOFR") as of March 31, 2023 was 4.9%.
As of March 31, 2023, the carrying value of the Company's credit facility approximated fair value. The fair value of the Company's mortgages payable was $176.6 million and $178.6 million as of March 31, 2023 and December 31, 2022, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of March 31, 2023, the Company did not have any mortgage loans on nonaccrual status.

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
Restricted Cash
As of March 31, 2023, the Company had $25.9 million of restricted cash. The restricted cash consisted of $1.2 million of tenant security deposits and $24.7 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ended December 31, 2018, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its shareholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The Company’s dealings with the TRSs must be arm’s length in nature or be permitted under the Code. Otherwise, the Company may be subject to 100% penalty tax, or its TRSs may be denied deductions. A domestic TRS is subject to US corporate federal income tax and state income or franchise tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of March 31, 2023, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in direct European investments, one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company's ownership of the securities of its TRSs to no more than 20% of the value of the Company's total assets.
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
Deferred Taxes
As of March 31, 2023, the Company had a deferred tax liability of $2.6 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between acquisition cost and current tax basis, and was assumed during the acquisition of the multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1.0 billion or January 31, 2023.The Company's NAV reached $1.0 billion in October 2021 and as of March 31, 2023, the Company had reimbursed the Advisor $1.1 million of such costs.

The Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $3.6 million remained outstanding as of both March 31, 2023 and December 31, 2022. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2023 and 2022, the Company charged $0.4 million and $0.1 million, respectively, in offering costs to equity.
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
The financial position and results of operations of the Company's wholly owned multifamily property CASA Nord located in Copenhagen, Denmark ("CASA Nord") is measured using the local currency (Danish Krone) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss), which includes CASA Nord's income and expense, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income and (losses) of approximately $1.4 million and $(2.0) million respectively, for the three months ended March 31, 2023 and 2022 .
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Derivative Instruments
The Company uses derivative financial instruments such as interest rate swaps to manage risks from fluctuations in interest rates. The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are reflected within Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. Any changes in the fair value of these derivatives are recorded as Unrealized Gain (Loss) on Derivatives on the Company's Consolidated Statements of Operations.
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

In March 2023, the FASB issued ASU 2023-01— Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). The amendments in ASU 2023-01 provide a practical expedient for private companies and not-for-profit entities that are not conduit bond obligors to use the written terms and conditions of a common control arrangement to determine: 1. Whether a lease exists and, if so, 2. The classification of and accounting for that lease. In addition, ASU 2023-01 requires all entities to amortize leasehold improvements associated with common control leases over the useful life and leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity. The amendments in ASU 2023-01 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Management does not believe that the adoption will have a material impact to the Company.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Building and building improvements	$1,538,858	$1,522,540
Land and land improvements	315,413	312,989
Furniture, fixtures and equipment	13,934	13,285
Total	1,868,205	1,848,814
Accumulated depreciation	(102,903)	(88,330)
Investments in real estate, net	$1,765,302	$1,760,484
For the three months ended March 31, 2023 and 2022 depreciation expense was $14.6 million and $7.6 million, respectively.
During the three months ended March 31, 2023, the Company acquired one self-storage property.
The following table provides details of the property acquired during the three months ended March 31, 2023 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Self-Storage	$13,759	1	1	716 Units
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2023 ($ in thousands):

Amount
Building and building improvements	$10,306
Land and land improvements	2,258
In-place lease intangibles	704
Furniture, fixtures and equipment	491
Total purchase price	$13,759

Note 4. Investments in Real Estate-Related Securities
As of March 31, 2023 and December 31, 2022, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities as of March 31, 2023 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2022	$116,164
Additions	20,600
Disposals	(10,435)
Unrealized gains	3,716
Realizes losses	(1,897)
Balance at March 31, 2023	$128,148
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses)	$3,716	$(7,018)
Realized (losses) gains	(1,897)	2,929
Dividend income	1,177	685
Total	$2,996	$(3,404)

Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	March 31, 2023
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.72%	3/10/2043	$17,220	$17,380	$16,083
CMBS - Floating	7.00%	7/19/2037	99,640	97,270	94,023
Total	6.52%	5/18/2038	$116,860	$114,650	$110,106

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.83%	9/25/2043	$19,541	$18,324	$17,157
CMBS - Floating	6.48%	4/28/2037	86,035	84,068	81,095
Total	5.99%	7/05/2038	$105,576	$102,392	$98,252
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company's Investments in Real Estate Debt ($ in thousands):

	March 31, 2023			December 31, 2022
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$43,061	$41,992	38.1%	$31,069	$29,979	30.5%
Multifamily	17,704	17,264	15.7%	17,457	17,083	17.3%
Office	11,668	10,406	9.5%	13,148	12,194	12.4%
Diversified	9,889	9,292	8.4%	10,833	10,179	10.4%
Cold Storage	8,329	8,183	7.4%	9,799	9,664	9.8%
Manu Housing	5,529	5,495	5.0%	3,149	3,148	3.2%
Hotel	4,798	4,646	4.2%	4,798	4,637	4.7%
Retail	4,356	4,266	3.9%	4,245	4,106	4.2%
Net Lease	3,907	3,425	3.1%	3,907	3,493	3.6%
Self-Storage	3,647	3,428	3.1%	2,494	2,330	2.4%
Life Science	1,762	1,709	1.6%	1,493	1,439	1.5%
Total	$114,650	$110,106	100.0%	$102,392	$98,252	100.0%

The following table details the credit rating of the Company's Investments in Real Estate Debt ($ in thousands):

	March 31, 2023			December 31, 2022
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$3,898	$3,795	3.5%	$3,528	$3,347	3.4%
AA	12,674	12,638	11.5%	9,903	9,861	10.0%
A	25,164	24,027	21.8%	25,406	24,364	24.8%
BBB	70,215	67,271	61.1%	60,856	58,254	59.3%
BB	2,164	2,031	1.8%	2,164	2,021	2.1%
B	535	344	0.3%	535	405	0.4%
Total	$114,650	$110,106	100.0%	$102,392	$98,252	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt as of March 31, 2023 ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$98,252
Additions	20,274
Disposals	(8,017)
Unrealized losses	(403)
Balance at March 31, 2023	$110,106
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
The Company committed to invest approximately $79 million (€70 million) into ECF and as of March 31, 2023, has fully satisfied its commitment. The Company has a 6% ownership in ECF.

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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of March 31, 2023 ($ in thousands):

Investment in ECF
Balance as of December 31, 2022	$78,353
Income distributions	(1,243)
Loss from equity investment in unconsolidated international affiliated fund	(4,261)
Foreign currency translation adjustment	892
Balance at March 31, 2023	$73,741
(Loss) income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three months ended March 31, 2023 and 2022 was $(4.3) million and $0.9 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S.-dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company committed to invest $50 million into APCF and as of March 31, 2023, has fully funded its commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets. The Company has a 6% ownership in APCF.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of March 31, 2023 ($ in thousands):

Investment in APCF
Balance as of December 31, 2022	$48,871
Income distributions	(313)
Income from equity investment in unconsolidated international affiliated fund	3,906
Balance at March 31, 2023	$52,464
Income (loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2023 and 2022 was $3.9 million and ($0.1) million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of March 31, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	LIBOR + 175 bps	11/9/2024	Interest only	$72,033	$62,809	$62,287
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	LIBOR + 575 bps	11/9/2024	Interest only	$23,344	$20,936	$20,389
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,810
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,630
Tucson IV	3/28/2022	Senior	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$71,947	$72,187
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$23,982	$22,189
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,290
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,970
Luxe Scottsdale(1)	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,072	$16,789
Total										$349,541
(1) During the year ended December 31, 2022, the Company sold four senior loans to unaffiliated parties, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. The senior loan sales, with the exception of Luxe Scottsdale, did not qualify for sale accounting under US GAAP and as such, the loans were not de-recognized.
For the three months ended March 31, 2023, the Company had unrealized losses on its commercial mortgage loans of $0.9 million. For the three months ended March 31, 2022, the Company did not have any unrealized losses on its commercial mortgage loans.

For the three months ended March 31, 2023 and 2022 the Company recognized interest income and loan origination fee income from its investment in commercial mortgage loans of $6.5 million and $2.0 million, respectively.
The following is a reconciliation of the beginning and ending balances for the Company’s investment in commercial mortgage loans for the three months ended March 31, 2023 ($ in thousands):

Investment in Commercial Mortgage Loans
Balance as of December 31, 2022	$343,970
Additional fundings	6,546
Net unrealized loss (1)	(975)
Balance as of March 31, 2023	$349,541
(1) Includes unrealized loss on commercial mortgage loans of $0.9 million combined with unrealized loss of $26.0 thousand associated with loan participations.
Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$96,035	$95,325
Above-market lease intangibles	13,030	13,030
Leasing commissions	42,813	41,757
Other intangibles	19,012	18,881
Total intangible assets	170,890	168,993
Accumulated amortization:
In-place lease intangibles	(37,559)	(33,200)
Above-market lease intangibles	(1,426)	(943)
Leasing commissions	(10,548)	(9,034)
Other intangibles	(3,602)	(2,825)
Total accumulated amortization	(53,135)	(46,002)
Intangible assets, net	$117,755	$122,991
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	9,064	7,553
Intangible liabilities, net	$(38,721)	$(40,232)
Amortization expense relating to intangible assets was $7.1 million and $4.8 million, respectively, for the three months ended March 31, 2023 and 2022, which includes above market lease amortization of $0.5 million and $0.1 million, respectively, that is recorded to Rental revenue on the Consolidated Statement of Operations. Income from the amortization of intangible liabilities was $1.5 million and $0.8 million, respectively, for the three months ended March 31, 2023 and 2022.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2023 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2023 (Remaining)	$12,514	$1,334	$4,335	$2,617	$(4,576)
2024	10,770	1,852	5,378	2,851	(5,470)
2025	8,683	1,786	4,809	2,533	(5,018)
2026	6,435	1,727	4,004	2,048	(4,526)
2027	5,070	1,688	3,318	1,662	(3,921)
Thereafter	15,004	3,217	10,421	3,699	(15,210)
Total	$58,476	$11,604	$32,265	$15,410	$(38,721)
As of March 31, 2023, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 6, 6, 7, 9 and 12 years, respectively.
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
On February 17, 2023, the Company amended its Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, comprised of a $321.0 million revolving facility and a delayed draw term loan facility of $134.0 million, with an accordion feature that may increase aggregate commitments up to $800.0 million. The Credit Facility will convert to SOFR effective May 1, 2023, at SOFR plus .10%, plus applicable margin under the existing margin, with all other terms remaining the same.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that the SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. On April 3, 2023, the Financial Conduct Authority announced that it will compel the ICE Benchmark Administration, which is supervised by the Financial Conduct Authority, to publish an unrepresentative synthetic USD-LIBOR through September 30, 2024 for use in legacy contracts. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of its variable rate indebtedness.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2023	December 31, 2022
Revolving facility	L+applicable margin(1)	September 30, 2024	$321,000	56,500	$90,000
DDTL facility	L+applicable margin(1)	September 30, 2026	134,000	134,000	100,000
Credit facility			$455,000	$190,500	$190,000
(1) The weighted-average interest rates for the three months ended March 31, 2023 for the Revolving facility and the DDTL facility were 5.82% and 5.79%, respectively.
As of March 31, 2023, the Company had $190.5 million in borrowings and had outstanding accrued interest of $3.2 million under the Credit Facility. For the three months ended March 31, 2023 and 2022, the Company incurred $2.7 million and $0.8 million, respectively, in interest expense under the Credit Facility.
As of March 31, 2023, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of March 31, 2023 ($ in thousands):

Year	Credit Facility
2023 (Remaining)	$—
2024	56,500
2025	—
2026	134,000
2027	—
Thereafter	—
Total	$190,500
Note 10. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate(1)	Maturity Date	March 31, 2023	December 31, 2022
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,599	69,634
Total fixed rate mortgages payable				175,849	175,884
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(2)	12/31/32	20,804	20,173
Total mortgages payable				196,653	196,057
Deferred financing costs, net				(840)	(865)
Discount on assumed mortgage notes				(6,974)	(7,284)
Mortgages payable, net				$188,839	$187,908
(1) The term "C" refers to the relevant floating benchmark rates, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR") for the CASA Nord variable rate mortgage payable..
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.

As of March 31, 2023, the Company had outstanding accrued interest of $0.3 million on mortgages payable. For the three months ended March 31, 2023 and 2022, the Company incurred $1.5 million and $0.8 million, respectively, in interest expense on mortgages payable.
The following table presents the future principal payments due under the mortgages payable as of March 31, 2023 ($ in thousands):

Year	Mortgages Payable
2023 (Remaining)	$293
2024	542
2025	1,486
2026	54,639
2027	15,641
Thereafter	124,052
Total	$196,653
Note 11. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of March 31, 2023, the Company has one note outstanding with Capital One which matures on April 9, 2025. As of March 31, 2023, the total principal amount of the note was $69.3 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three months ended March 31, 2023 was $1.1 million based on a rate of SOFR plus 1.65%.
The following is a reconciliation of the beginning and ending balances for the Company's note payable for the three months ended March 31, 2023 ($ in thousands):

Note Payable
Balance as of December 31, 2022	$69,030
Net unrealized loss	30
Balance as of March 31, 2023	$69,060
The following table presents the future principal payments due under the Note Payable as of March 31, 2023 ($ in thousands):

Year	Note Payable
2023 (Remaining)	$—
2024	—
2025	69,263
2026	—
2027	—
Thereafter	—
Total	$69,263
The weighted-average interest rate on the note payable for the three months ended March 31, 2023 was 6.18%.

Note 12. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2023	December 31, 2022
Straight-line rent receivable	$10,742	$9,442
Receivables	8,527	7,788
Right-of-use asset - finance leases	2,494	2,531
Right-of-use asset - operating lease	2,097	2,123
Prepaid expenses	2,258	2,057
Deferred financing costs on credit facility, net	1,779	1,140
Other	513	1,274
Total	$28,410	$26,355
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities ($ in thousands):

	March 31, 2023	December 31, 2022
Common stock repurchases	$37,552	$12,637
Accounts payable and accrued expenses	23,564	29,343
Tenant security deposits	7,444	6,531
Real estate taxes payable	6,543	6,794
Accrued interest expense	3,936	3,794
Lease liability - finance leases	2,527	2,531
Lease liability - operating lease	2,140	2,123
Prepaid rental income	2,500	2,332
Deferred tax liability	2,642	2,273
Other	11,713	6,213
Total	$100,561	$74,571
Note 13. Related Party Transactions
Management Fees
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
The Advisor receives fees, payable monthly in arrears, in connection with the management of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
As of March 31, 2023 and December 31, 2022, the Company had accrued advisory fees of $2.3 million at each period end which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, the Company incurred advisory fee expenses of $6.3 million and $3.6 million, respectively.
Fees Due to Affiliates
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

The Company has engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of the agreement. As of March 31, 2023, the Company has entered into eight joint venture agreements with NexCore.
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
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company's real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. As of March 31, 2023, no fees have been incurred by the Company to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$111	$175	$—
Acquisition and asset management services	—	164	69
Accounting and leasing services	275	—	—
Total	$386	$339	$69
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2022 ($ in thousands):

Service provided	NexCore	Sparrow
Property and project management services	$82	$40
Accounting and leasing services	14	—
Acquisition and asset management services	—	109
Total	$96	$149
Stockholder Servicing Fee
Nuveen Securities, LLC (the "Dealer Manager") serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company's obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred stockholder servicing fees of $1.7 million and $1.1 million, respectively. As of March 31, 2023, the Company accrued approximately $47.6 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offerings, and the stockholder servicing fees per annum based on the aggregate outstanding NAV:

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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2023	December 31, 2022
Accrued stockholder servicing fees(1)	$47,565	$47,086
Advanced organization and offering expenses	3,551	3,551
Total	$51,116	$50,637
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
See "Note 18. Equity and Redeemable Non-controlling Interest" for additional information related to TIAA's purchase of $300.0 million Class N shares of the Company's common stock through its wholly-owned subsidiary.
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
As of March 31, 2023, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 6% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three months ended March 31, 2023 and 2022 was $42.3 million and $21.7 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single family rentals as of March 31, 2023 are as follows ($ in thousands):

Year	March 31, 2023
2023 (Remaining)	$68,022
2024	86,555
2025	78,060
2026	66,326
2027	54,838
2028	43,879
Thereafter	121,671
Total	$519,351
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of March 31, 2023, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, respectively.
Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company's ground leases as of March 31, 2023 are as follows ($ in thousands):

Assets:	March 31, 2023	December 31, 2022
Right-of-use asset - finance leases	$2,494	$2,531
Right-of-use asset - operating lease	2,097	2,123
Liabilities:
Lease liability - finance leases	2,527	2,531
Lease liability - operating lease	2,140	2,123
The Company utilized its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of March 31, 2023, the weighted average remaining lease term of the Company’s operating lease and finance leases was 38 years and 44 years, respectively.

Aggregate future minimum annual payments for ground leases held by the Company are as follows ($ in thousands):

	Operating Lease	Finance Leases
2023 (Remaining)	$115	$164
2024	154	219
2025	157	219
2026	165	219
2027	169	219
Thereafter	7,698	8,808
Total undiscounted future lease payments	8,458	9,848
Difference between undiscounted cash flows and discounted cash flows	(6,318)	(7,321)
Total lease liability	$2,140	$2,527
Expenses related to the Company's ground leases are reflected within Rental Property Operating Expenses on the Company's Consolidated Statements of Operations. Payments under the Company's operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations.
The following table details the components of the Company's finance leases ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Interest on lease liabilities	$142	$—
Amortization of right-of-use assets	37	—
Total finance lease cost	$179	$—
Note 17. Derivatives
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks.
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risk, including exposure to variable interest rates on certain loans secured by the Company’s real estate. The Company uses derivative financial instruments, which includes interest rate swaps, to limit the Company’s exposure to the future variability of interest rates.
The following table details the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	March 31, 2023
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	1	DKK 142,452	3.18%	CIBOR	4.8	1/5/2023	12/30/2027
For the three months ended March 31, 2023 and March 31, 2022, the Company recorded no unrealized gain (loss) related to changes in fair value of its derivative financial instrument.

Note 18. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2023, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of March 31, 2023, the Company had issued and outstanding 17,750,167 shares of Class T common stock, 46,144,672 shares of Class S common stock, 7,993,000 shares of Class D common stock, 80,846,370 shares of Class I common stock and 29,730,608 shares of Class N common stock.
The following table details the movement in the Company's outstanding shares of common stock (in thousands) for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2022	17,285	45,277	8,010	79,727	29,731	180,030
Common Stock Issued	524	1,837	60	4,095	—	6,516
Distribution Reinvestment	105	304	52	617	—	1,078
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(164)	(1,273)	(129)	(3,594)	—	(5,160)
March 31, 2023	17,750	46,145	7,993	80,846	29,731	182,465
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of March 31, 2023 and December 31, 2022, the Company had accrued $10.1 million at each period end. For the three months ended March 31, 2023 and 2022 , the Company declared and paid distributions of $30.4 million and $17.5 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2128 per share for the three months ended March 31, 2023. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the net distribution for each of the Company's share classes for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2128	$0.2128	$0.2128	$0.2128	$0.2128
Advisory fee per share of common stock	(0.0376)	(0.0371)	(0.0376)	(0.0376)	(0.0209)
Stockholder servicing fee per share of common stock	(0.0268)	(0.0267)	(0.0077)	—	—
Net distribution per share of common stock	$0.1484	$0.1490	$0.1675	$0.1752	$0.1919

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
For the three months ended March 31, 2023, the Company repurchased shares of its common stock for $65.3 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2023.
Redeemable Non-Controlling Interest
The Company's affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of March 31, 2023 and December 31, 2022, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million and $0.6 million as of March 31, 2023 and December 31, 2022.
Note 19. Segment Reporting
The Company operates in eleven reportable segments: industrial properties, healthcare properties, commercial mortgage loans, multifamily properties, retail properties, single-family housing, International Affiliated Funds, office properties, real estate-related securities, self-storage properties and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the financial results by segment as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Industrial	$565,945	$569,607
Healthcare	468,502	476,894
Commercial Mortgage Loans	349,541	343,970
Multifamily	330,116	292,081
Retail	221,168	223,248
Single-Family Housing	147,595	148,796
International Affiliated Funds	126,205	127,224
Office	119,483	120,322
Real Estate-Related Securities(1)	238,254	214,416
Self-Storage	62,347	48,951
Other (Corporate)	64,150	105,352
Total assets	$2,693,306	$2,670,861
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	International Affiliated Funds	Real Estate-Related Securities	Total
Revenues:
Rental revenue	$12,612	$10,875	$7,620	$4,593	$2,535	$3,339	$760	$—	$—	$—	$42,334
Other revenue	—	—	—	—	—	—	—	6,485	—	—	6,485
Total revenues	12,612	10,875	7,620	4,593	2,535	3,339	760	6,485	—	—	48,819
Expenses:
Property operating	3,996	3,735	3,087	1,259	1,478	953	431	—	—	—	14,939
Total segment expenses	3,996	3,735	3,087	1,259	1,478	953	431	—	—	—	14,939
Loss from unconsolidated international affiliated funds									(355)		(355)
Unrealized loss on note payable								(30)			(30)
Realized and unrealized gains from real estate-related securities										2,996	2,996
Realized and unrealized loss from real estate debt										(403)	(403)
Unrealized loss from commercial mortgage loans								(949)			(949)
Segment net operating income	$8,616	$7,140	$4,533	$3,334	$1,057	$2,386	$329	$5,506	$(355)	$2,593	$35,139
Depreciation and amortization	(6,463)	(6,378)	(2,662)	(2,274)	(852)	(1,821)	(810)	—	—	—	(21,260)
General and administrative expenses											(2,437)
Advisory fee due to affiliate											(8,042)
Interest income											1,884
Interest expense											(8,629)
Net loss											$(3,345)
Net loss attributable to non-controlling interests in third party joint ventures											(36)
Net income attributable to preferred stock											4
Net loss attributable to common stockholders											$(3,313)

The following table sets forth the financial results by segment for the three months ended March 31, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	International Affiliated Funds	Real Estate-Related Securities	Total
Revenues:
Rental revenue	$5,364	$4,437	$6,448	$1,699	$731	$2,989	$—	$—	$—	$—	$21,668
Other revenue	—	—	—	—	—	—	—	1,995	—	—	1,995
Total revenues	5,364	4,437	6,448	1,699	731	2,989	—	1,995	—	—	23,663
Expenses:
Property operating	1,394	1,302	2,685	410	773	997	—	—	—	—	7,561
Total segment expenses	1,394	1,302	2,685	410	773	997	—	—	—	—	7,561
Loss from unconsolidated international affiliated funds									859		859
Realized and unrealized gains from real estate-related securities										(3,404)	(3,404)
Realized and unrealized loss from real estate debt										(706)	(706)
Segment net operating income	$3,970	$3,135	$3,763	$1,289	$(42)	$1,992	$—	$1,995	$859	$(4,110)	$12,851
Depreciation and amortization	(2,797)	(2,387)	(3,205)	(794)	(832)	(2,352)	—	—	—	—	(12,367)
General and administrative expenses											(2,096)
Advisory fee due to affiliate											(4,706)
Interest income											330
Interest expense											(1,796)
Net loss											$(7,784)
Net income attributable to non-controlling interests in third party joint ventures											19
Net income attributable to preferred stock											4
Net loss attributable to common stockholders											$(7,807)

Note 20. Subsequent Events
On May 8, 2023, the Company amended and restated its distribution reinvestment plan to allow for stockholders purchasing shares of its common stock in unregistered private offerings to participate in the distribution reinvestment plan.

On May 8, 2023, the Company amended and restated its bylaws to reflect, among other things, certain modernizing language and the amended universal proxy rules promulgated by the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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
Q1 2023 Highlights
Operating results:
•Declared monthly net distributions totaling $30.4 million during the three months ended March 31, 2023. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.41%	5.14%	4.57%	4.64%
Year-to-Date Total Return, without upfront selling commissions	(1.50)%	(1.59)%	(1.72)%	(1.72)%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(3.06)%	(5.15)%	(5.15)%
Inception-to-Date Total Return, without upfront selling commissions	10.11%	9.92%	10.05%	10.30%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	9.58%	9.14%	9.13%
Investments:
•Acquired one self-storage property for a total purchase price of $13.8 million, inclusive of closing costs, in the high-growth market of Brighton, Colorado.
•Allocated and invested $10.0 million in real-estate related securities with 66 holdings and a total fair market value of $128.1 million as of March 31, 2023.
•Allocated and invested $10.0 million and $12.3 million, respectively, in commercial mortgage-backed securities with a total fair market value of $110.1 million as of March 31, 2023.
Capital Activity and Financings:
•Raised $82.7 million of gross proceeds during the three months ended March 31, 2023.
•Amended our Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, with an accordion feature that may increase aggregate commitments up to $800.0 million

Portfolio
The following chart outlines the allocation of our investments based on fair value as of March 31, 2023(1):
(1) Allocation by region/asset type includes property investments owned directly by us (80%) and investments in the International Affiliated Funds (5%).
The following charts further describe the diversification of our direct investments in real properties based on fair value as of March 31, 2023(2):

# U.S. By Region (%)

Midwest 6%
East 18%
West 20%
South 56%

By Sector (%)

Grocery-
Anchored Retail
11%
Single-Family
Housing
7%
Office
5%
Healthcare
23%
Industrial
32%
Self-Storage
3%
Multifamily
19%

(2) Allocation by region and by sector includes only property investments owned directly by the REIT.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of December 31, 2022:

# Asset location map

## European Cities Fund

*Portfolio as at 31 December 2022*

Meraville Retail Park, Bologna 01
OMNI Centre, Edinburgh 02
The Cube, Berlin 03
Kamppi Centre Helsinki 04
Xanadú, Madrid 05
Via Darwin, Milan 06
Devonshire Square, London 07
Logport, Venlo 08
Westfields, Eindhoven 09
Haagsche Zwaan, The Hague 10
CityPark, Vienna 11
Campus, Copenhagen 12

01
02
03
04
05
06
07
08
09
10
11
12
Office
Retail
Logistics
Alternatives

Source: Nuveen Real Estate, 31 Dec 2022

Confidential (C)

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of December 31, 2022:

# Asia Pacific Cities Fund
## A high-quality seed portfolio

Office
Logistics
Multifamily
Seoul
Tokyo
Osaka
Hong Kong
Singapore
Sydney
01
02
03
04
05
06
07
08
09

183-185 Clarence St,
Sydney
01

Namyangju Logistics
Seoul
02

Odawara Logistics,
Tokyo
03

Japan Residential
Portfolio I, Tokyo
& Osaka
04

Uiwang Logistics,
Seoul
05

One George Street,
Singapore
06

Japan Residential
Portfolio II, Osaka
07

Data Centre,
Hong Kong
08

Japan Residential
Portfolio III, Tokyo
& Osaka
09

Source: Nuveen Real Estate, Dec 2022.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of March 31, 2023:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	92%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	99%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	94%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	units	100%
Total Multifamily	9				1,378	units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	96%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	99%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	77%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	100%
Total Industrial	30				5,073	Sq. Ft	98%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Total Retail	6				695	Sq. Ft	99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				324	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	81%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	83%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	95%
Self-Storage:
Out O' Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	88%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	83%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	88%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	84%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	88%
Total Self-Storage	5				3,074	Units	86%
Single-Family Housing:
Single-Family Rentals	384	Various	Various	100%	775	Sq. Ft	91%
Total Single-Family Housing	384				775	Sq. Ft	91%
Total Investment Properties	461

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of March 31, 2023 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (Remaining)	23	2,724	3%	196	3%
2024	62	7,176	8%	898	13%
2025	71	14,220	17%	1,339	19%
2026	53	7,740	9%	895	13%
2027	55	13,020	16%	939	13%
2028	40	14,904	18%	1,008	14%
2029	11	2,676	3%	379	5%
2030	8	3,480	4%	164	2%
2031	7	1,908	2%	102	1%
2032	7	6,276	7%	710	10%
Thereafter	21	10,620	13%	464	7%
Total	358	84,744	100%	7,094	100%
(1) The annualized March 31, 2023 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of March 31, 2023, we had 66 holdings and have invested $137.3 million in securities that are valued at $128.1 million.
Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”). CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of our CMBS are single asset, single borrower deals (~92%), and nearly all our CMBS are rated Investment Grade (BBB- or higher) with ~2% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (~85%) whose base index rates (LIBOR and SOFR) are ~4.85% and help to generate a current portfolio yield of 9.97%. As of March 31, 2023, we have invested $114.6 million in CMBS that are valued at $110.1 million on our Consolidated Balance Sheet.
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of March 31, 2023, ECF had total equity commitments of $1.2 billion (€1.2 billion) and had called $1.2 billion (€1.2 billion) of these commitments. ECF had 12 assets with a gross asset value of $2.0 billion (€1.9 billion) and a loan to value ("LTV") ratio of 38.1%. The ECF portfolio is well diversified and as of December 31, 2022, had a balanced country exposure with 24.0% in UK, 16.6% in Netherlands, 12.8% in Spain, 12.5% in Finland, 12.0% in Germany, 11.8% in Italy, 5.7% in Denmark and 4.6% in Austria resulting in a 12-month net total return of (0.8)% and a since inception net total return of 3.9%.

The following table summarizes the equity investment in unconsolidated international affiliated funds from ECF as of March 31, 2023 ($ in thousands):

Investment in ECF
Balance as of December 31, 2022	$78,353
Income distributions	(1,243)
Loss from equity investment in unconsolidated international affiliated fund	(4,261)
Foreign currency translation adjustment	892
Balance at March 31, 2023	$73,741
(Loss) income from equity investments in unconsolidated international affiliated funds from ECF for the three months ended March 31, 2023 and 2022, was $(4.3) million and $0.9 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of March 31, 2023, APCF had total equity commitments of $990.0 million and had called $876.5 million of these commitments. APCF had nine investments (23 assets) with a gross asset value of $1.6 billion and an LTV ratio of 39.8%. As of December 31, 2022, APCF had 32.7% exposure in Singapore, 28.7% in Japan, 17.0% in South Korea, 12.9% in Hong Kong and 8.7% in Australia resulting in an annualized since inception total return of 8.6%(1).
(1) Return is FX neutral
The following table summarizes the equity investment in unconsolidated international affiliated funds from APCF as of March 31, 2023 ($ in thousands):

Investment in APCF
Balance as of December 31, 2022	$48,871
Income distributions	(313)
Income from equity investment in unconsolidated international affiliated fund	3,906
Balance at March 31, 2023	$52,464
Income (loss) from equity investments in unconsolidated international affiliated funds from APCF for the three months ended March 31, 2023 and 2022 was $3.9 million and $(0.1) million, respectively.
Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of March 31, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	LIBOR + 175 bps	11/9/2024	Interest only	$72,033	$62,809	$62,287
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	LIBOR + 575 bps	11/9/2024	Interest only	$23,344	$20,936	$20,389
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,810
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,630
Tucson IV	3/28/2022	Senior	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$71,947	$72,187
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$23,982	$22,189
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,290
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,970
Luxe Scottsdale(1)	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,072	$16,789
Total										$349,541
(1) During the year ended December 31, 2022, the Company sold four senior loans to unaffiliated parties, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. The senior loan sales, with the exception of Luxe Scottsdale, did not qualify for sale accounting under US GAAP and as such, the loans were not de-recognized.
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
For the three months ended March 31, 2023, we had unrealized losses on our commercial mortgage loans of $0.9 million. For the three months ended March 31, 2022, we did not have any unrealized gains or losses on our commercial mortgage loans.

For the three months ended March 31, 2023 and 2022, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $6.5 million and $2.0 million, respectively.
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

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022	2023 vs 2022
Revenues
Rental revenue	$42,334	$21,668	$20,666
Income from commercial mortgage loans	6,485	1,995	4,490
Total revenues	48,819	23,663	25,156
Expenses
Rental property operating	14,939	7,561	7,378
General and administrative	2,437	2,096	341
Advisory fee due to affiliate	8,042	4,706	3,336
Depreciation and amortization	21,260	12,367	8,893
Total expenses	46,678	26,730	19,948
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	2,996	(3,404)	6,400
Realized and unrealized loss from real estate debt	(403)	(706)	303
Unrealized loss on commercial mortgage loans	(949)	—	(949)
Unrealized loss on note payable	(30)	—	(30)
(Loss) income from equity investment in unconsolidated international affiliated funds	(355)	859	(1,214)
Interest income	1,884	330	1,554
Interest expense	(8,629)	(1,796)	(6,833)
Total other income (expense)	(5,486)	(4,717)	(769)
Net loss	(3,345)	(7,784)	4,439
Net (loss) income attributable to non-controlling interests in third party joint ventures	(36)	19	(55)
Net income attributable to preferred stock	4	4	—
Net loss attributable to common stockholders	$(3,313)	$(7,807)	$4,494
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since March 31, 2022, our rental revenues and rental property operating expenses for the three months ended March 31, 2023 and 2022 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2023 and 2022 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the three months ended March 31, 2023, income from commercial mortgage loans increased $4.5 million in comparison to the corresponding period in 2022 due to the origination of three commercial mortgages in July 2022, as well as the impact of rising interest rates.
General and Administrative Expenses
During the three months ended March 31, 2023, general and administrative expenses increased by $0.3 million in comparison to the corresponding period in 2022 primarily due to an increase in legal fees, appraisal fees and fund administration costs related to the increase in the size of the portfolio.
Advisory Fee Due to Affiliate
During the three months ended March 31, 2023, the advisory fee due to affiliate increased by $3.3 million as compared to the corresponding period in 2022 due to the growth of our NAV.
Depreciation and Amortization
During the three months ended March 31, 2023, depreciation and amortization increased by $8.9 million in comparison to the corresponding period in 2022 primarily due to acquisitions of real estate.

Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities went from a loss of $(3.4) million for the three months ended March 31, 2022, to a gain of $3.0 million for the three months ended March 31, 2023. The change from a loss to a gain was driven by more favorable market conditions.
Realized and Unrealized Loss from Real Estate Debt
Realized and unrealized loss from real estate debt decreased by $0.3 million as compared to the corresponding period in 2022, driven by widening spreads and the impact of rising interest rates on fixed-rate securities.
Unrealized Loss on Commercial Mortgage Loans
We incurred an unrealized loss on commercial mortgage loans of $0.9 million for the three months ended March 31, 2023, driven by the widening of floating rate spreads. We did not incur any gains or losses during the corresponding period in 2022.
(Loss) Income from Equity Investment in Unconsolidated International Affiliated Funds
(Loss) income from equity investments in unconsolidated international affiliated funds went from income of $0.9 million for the three months ended March 31, 2022, to a loss of $(0.4) million for the three months ended March 31, 2023. The change from income to loss was primarily driven by valuation losses in the investment and office markets for ECF, partially offset by foreign currency gains due to the strengthening of the Euro.
Interest Income
During the three months ended March 31, 2023, interest income increased $1.6 million compared to the corresponding period in 2022 due to increased bond income from our CMBS investments.
Interest Expense
During the three months ended March 31, 2023, interest expense increased $6.8 million compared to the corresponding period in 2022 due to additional borrowings on our credit facility, new borrowings on our mortgages and note payable, and the impact of rising interest rates.
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
For the three months ended March 31, 2023, our same property portfolio consisted of 11 industrial, five multifamily, three office, one retail and 14 healthcare properties.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) interest income, (d) income from real estate-related securities, (e) income from equity investment in unconsolidated international affiliated funds and (f) income from commercial mortgage loans.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(3,313)	$(7,807)
Adjustments to reconcile to same property NOI
General and administrative	2,437	2,096
Advisory fee due to affiliate	8,042	4,706
Depreciation and amortization	21,260	12,367
Realized and unrealized (gain) loss from real estate-related securities	(2,996)	3,404
Income from commercial mortgage loans	(6,485)	(1,995)
Realized and unrealized loss from real estate debt	403	706
Loss (income) from equity investments in unconsolidated international affiliated funds	355	(859)
Unrealized loss on commercial mortgage loans	949	—
Unrealized loss on note payable	30	—
Interest income	(1,884)	(330)
Interest expense	8,629	1,796
(Loss) income attributable to non-controlling interests in third party joint ventures	(36)	19
Series A Preferred Stock	4	4
NOI	$27,395	$14,107
Non-same property NOI	12,787	1,033
Same property NOI	$14,608	$13,074
The following table details the components of same property NOI for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$	%
Same property rental revenue
Multifamily	$7,149	$6,479	$670	10%
Healthcare	5,582	5,087	495	10%
Industrial	4,587	4,310	277	6%
Office	2,414	2,276	138	6%
Retail	1,729	1,609	120	7%
Total revenues	21,461	19,761	1,700	9%
Same property operating expenses
Multifamily	2,970	2,718	252	9%
Healthcare	1,519	1,686	(167)	(10)%
Industrial	1,361	1,260	101	8%
Office	636	613	23	4%
Retail	367	410	(43)	(10)%
Total expenses	6,853	6,687	166	2%
Same property NOI	$14,608	$13,074	$1,534	12%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended March 31, 2023, rental revenues increased $1.7 million across the same property portfolio as compared to the corresponding period in 2022. The increase was primarily related to increases in occupancy at our same property multifamily investments, decreases in rent concessions at some of our same property multifamily investments, and increased market rents at our same property industrial, healthcare, and multifamily investments.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three months ended March 31, 2023, property operating expenses increased $0.2 million across the same property portfolio as compared to the corresponding period in 2022. The increases were driven by a higher real estate tax accrual at one of our industrial properties.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of the Follow-on Public Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. For the three months ended March 31, 2023, we raised $82.7 million of gross proceeds in our Follow-on Public Offering.
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
Our operating expenses include, among other things, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We may reimburse the Advisor for certain out-of-pocket expenses in connection with our operations and we did not have any cost to reimburse for the three months ended March 31, 2023. The Advisor advanced all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the commencement of the Initial Public Offering. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but exclude selling commissions, dealer manager fees and stockholder servicing fees. We agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date our NAV reaches $1.0 billion or January 31, 2023. Our NAV reached $1.0 billion in October 2021. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity and will not be reflected in our NAV until they are payable to the Advisor.
As of March 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses on our behalf of $4.6 million. Organization costs of $1.1 million have been expensed as incurred and offering costs of $3.5 million are a component of equity in the form of additional paid in capital. As of March 31, 2023, we have reimbursed the Advisor $1.1 million for such costs.
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
On February 17, 2023, we amended our Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, comprised of a $321.0 million revolving facility and a delayed draw term loan facility of $134.0 million, with an accordion feature that may increase aggregate commitments up to $800.0 million. The Credit Facility will convert to SOFR effective May 1, 2023, with all other terms remaining the same.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that the SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. On April 3, 2023, the Financial Conduct Authority announced that it will compel the ICE Benchmark Administration, which is supervised by the Financial Conduct Authority, to publish an unrepresentative synthetic USD-LIBOR through September 30, 2024 for use in legacy contracts. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
As of March 31, 2023, we had $190.5 million in borrowings and had outstanding accrued interest of $3.2 million under the Credit Facility. For the three months ended March 31, 2023 and 2022, we incurred $2.7 million and $0.8 million, respectively, in interest expense under the Credit Facility.
As of March 31, 2023, we were in compliance with all loan covenants with respect to the Credit Agreement.

Mortgages Payable
As of March 31, 2023, we had $196.7 million in borrowings and $0.3 million in accrued interest outstanding under our mortgages payable. For the three months ended March 31, 2023, we incurred $1.5 million in interest expense related to our mortgages payable.
The following table summarizes our outstanding mortgages payable as of March 31, 2023 ($ in thousands):

Indebtedness	Lender	Interest Rate(1)	Maturity Date	Maximum Principal Amount
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,599
Total fixed rate mortgages payable				175,849
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(2)	12/31/32	20,804
Total mortgages payable				196,653
Deferred financing costs, net				(840)
Discount on assumed mortgage notes				(6,974)
Mortgages payable, net				$188,839
(1) The term "C" refers to the relevant floating benchmark rates, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR") for the CASA Nord portfolio mortgage payable.
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
Note Payable
We finance the acquisition of certain mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of March 31, 2023, we had one note outstanding with Capital One.
As of March 31, 2023, we had $69.3 million in principal outstanding on the note as well as $0.2 million in accrued interest outstanding. Interest expense incurred for the three months ended March 31, 2023 was $1.1 million based on a rate of SOFR + 1.65%.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$17,097	$23,612
Cash flows used in investing activities	(44,913)	(289,904)
Cash flows provided by financing activities	20,234	409,294
Net (decrease) increase in cash and cash equivalents and restricted cash	$(7,582)	$143,002
Cash flows provided by operating activities decreased $6.5 million during the three months ended March 31, 2023 compared to the corresponding period in 2022. The decrease was due to a decrease in the change in accounts payable, accrued expenses, and other liabilities of $8.0 million offset by growth in the size of our portfolio.
Cash flows used in investing activities decreased $245.0 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 due primarily to a $118.5 million decrease in acquisitions of real estate investments, a decrease in loan originations and fundings of $90.2 million, and reduced purchases of real estate debt of $25.6 million.

Cash flows provided by financing activities decreased by $389.1 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to a $265.9 million decrease in proceeds from the issuance of common stock and subscriptions received in advance, along with a decrease in proceeds from the sale of loan participations of $47.8 million, a decrease in net borrowings on the Credit Facility of $31.5 million, and an increase in common stock repurchases of $38.7 million.
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
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, amortization of deferred financing costs and mortgage discount, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and real estate debt, unrealized loss on commercial mortgage loans and note payable, amortization of restricted stock awards and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.
The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,345)	$(7,784)
Adjustments:
Real estate depreciation and amortization	21,260	12,367
Amount attributable to non-controlling interests for above adjustments	(91)	(33)
Funds from Operations attributable to common stockholders	17,824	4,550
Straight-line rental income	(1,301)	(617)
Amortization of above-and-below market lease intangibles	(1,029)	(669)
Amortization of deferred financing costs	264	—
Amortization of mortgage discount	310	—
Unrealized (gain) loss from changes in fair value of real estate-related securities	(3,716)	7,018
Unrealized loss from changes in fair value of real estate debt	403	702
Unrealized loss on commercial mortgage loans	949	—
Unrealized loss on note payable	30	—
Amortization of restricted stock awards	53	93
Unrealized loss (income) from investments in international affiliated funds	1,717	(277)
Adjusted Funds from Operations attributable to stockholders	$15,504	$10,800
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

Distribution Policy
We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if the shares are repurchased prior to the time of the applicable record date.
Our distribution policy reflects our intention to pay distributions monthly, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient.

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.2128 per share for the three months ended March 31, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share.
The following tables detail the aggregate distribution declared and paid for each of our share classes for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2128	$0.2128	$0.2128	$0.2128	$0.2128
Advisory fee per share of common stock	(0.0376)	(0.0371)	(0.0376)	(0.0376)	(0.0209)
Stockholder servicing fee per share of common stock	(0.0268)	(0.0267)	(0.0077)	—	—
Net distribution per share of common stock	$0.1484	$0.1490	$0.1675	$0.1752	$0.1919
For the three months ended March 31, 2023 and 2022, we declared and paid distributions of $30.4 million and $17.5 million, respectively. The March 2023 distribution was declared and paid in April 2023.
The following tables summarizes our distributions declared and paid during the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,544	54.49%	$10,787	61.56%
Reinvested in shares	13,818	45.51%	6,736	38.44%
Total distributions	$30,362	100.00%	$17,523	100.00%
Sources of distributions
Cash flows from operating activities	$17,097	56.31%	$17,523	100.00%
Debt and financing proceeds	13,265	43.69%	—	—%
Total sources of distributions	$30,362	100.00%	$17,523	100.00%
Total cash flows from operating activities	$17,097		$23,612

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2023 ($ and shares in thousands, except per share data):

Components of NAV	March 31, 2023
Investments in real property	$2,222,739
Investments in real estate-related securities	130,758
Investments in real estate-related debt	110,226
Investments in international affiliated funds	126,205
Investments in commercial mortgage loans	170,154
Cash and cash equivalents	41,907
Restricted cash	25,932
Other assets	10,996
Debt obligations	(436,158)
Subscriptions received in advance	(24,657)
Other liabilities	(98,850)
Stockholder servicing fees payable the following month(1)	(599)
Non-controlling interests in joint ventures	(5,366)
Net Asset Value	$2,273,287
Net Asset Value attributable to preferred stock	$129
Net Asset Value attributable to common stockholders	$2,273,158
Number of outstanding shares of common stock	182,465
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2023, we have accrued under GAAP approximately $47.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2023 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$220,522	$566,988	$99,565	$1,002,911	$383,172	$2,273,158
Number of outstanding shares	17,750	46,145	7,993	80,846	29,731	182,465
NAV per share as of March 31, 2023	$12.42	$12.29	$12.46	$12.41	$12.89
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.56%	5.43%
Multifamily	6.45	4.88
Office	7.37	6.67
Healthcare	7.08	6.03
Retail	6.44	5.60
Self-Storage	7.28	5.35
Single-Family Housing	7.00	5.25

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single Family Housing Investment Values
Discount Rate	0.25% decrease	2.02%	1.95%	1.98%	2.03%	1.94%	1.78%	2.03%
(weighted average)	0.25% increase	(2.01)%	(1.95)%	(1.89)%	(1.98)%	(1.90)%	(1.98)%	(2.03)%
Exit Capitalization Rate	0.25% decrease	3.31%	3.49%	2.49%	2.99%	2.91%	3.17%	3.38%
(weighted average)	0.25% increase	(3.04)%	(3.23)%	(2.23)%	(2.63)%	(2.66)%	(2.77)%	(3.38)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2023
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$1,839,974
Redeemable non-controlling interest	360
Total partners' capital of Nuveen OP	1,840,334
Adjustments:
Organization and offering costs(1)	3,316
Accrued stockholder servicing fees(2)	46,966
Unrealized net real estate and real estate debt appreciation(3)	238,404
Accumulated depreciation and amortization(4)	155,009
Straight-line rent receivable	(10,742)
Net Asset Value	$2,273,287
(1) The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion. As of March 31, 2023, we have reimbursed the Advisor $1.1 million for such costs.
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
(3) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and revolving credit facility (collectively referred to as “Debt”) are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market value of our investments in real estate and Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after March 31, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$456,416	$293	$127,791	$204,280	$124,052
Organization and offering costs	3,551	820	2,458	273	—
Interest expense(1)	67,264	15,130	29,980	14,114	8,040
Ground leases(2)	18,306	373	751	774	16,408
Total	$545,537	$16,616	$160,980	$219,441	$148,500
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the Credit Facility and note payable for the three months ended March 31, 2023 were 5.82% and 6.18%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate our risk to the exposure of interest risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2023, the outstanding principal balance of our variable rate indebtedness was $259.8 million and consisted of our Credit Facility and note payable, which is indexed to one-month U.S. Dollar-denominated LIBOR and one-month US Dollar-denominated SOFR, respectively.
The fair market value of the Credit Facility is sensitive to changes in LIBOR. For the three months ended March 31, 2023, a 10% increase in the one-month U.S. denominated LIBOR would have resulted in increased interest expense of approximately $0.3 million. Similarly, due to the variable rate on our Credit Facility, a 100 basis point increase in LIBOR will reduce our net income by $0.5 million the three months ended March 31, 2023. Similarly, a 100 basis point decrease will increase our net income by $0.5 million for the three months ended March 31, 2023.
The fair market value of the note payable is sensitive to changes in SOFR. For the three months ended March 31, 2023, a 10% increase in the one-month U.S. denominated SOFR would have resulted in increased interest expense of approximately $0.1 million. Similarly, due to the variable rate on our note payable, a 100 basis point increase in LIBOR will reduce our net income by $0.2 million the three months ended March 31, 2023. Similarly, a 100 basis point decrease will increase our net income by $0.2 million for the three months ended March 31, 2023.
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
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not have derivatives as of March 31, 2023.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have derivatives as of March 31, 2023.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the three months ended March 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2023	1,404,374	0.0603%	$12.73	1,404,374	—
February 2023	777,305	0.0335%	12.68	777,305	—
March 2023	2,978,776	0.1310%	12.61	2,978,776	—
	5,160,455	N/M	$12.65	5,160,455	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information

On May 8, 2023, we amended and restated our distribution reinvestment plan to allow for stockholders purchasing shares of our common stock in unregistered private offerings to participate in the distribution reinvestment plan.

On May 8, 2023, we amended and restated our bylaws to reflect, among other things, certain modernizing language and amended universal proxy rules promulgated by the Securities and Exchange Commission.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3*	Bylaws of Nuveen Global Cities REIT, Inc.

4.1*	Amended and Restated Distribution Reinvestment Plan

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: May 12, 2023