Form 10-Q
period 2023-06-30
Nuveen Global Cities REIT, Inc.
filed 2023-08-11
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of August 11, 2023, there were 17,359,771 outstanding shares of Class T common stock, 45,470,903 outstanding shares of Class S common stock, 7,723,073 outstanding shares of Class D common stock, 82,320,442 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,751,304	$1,760,484
Investments in commercial mortgage loans, at fair value	349,744	343,970
Investments in real estate-related securities, at fair value	128,557	116,164
Investments in international affiliated funds	122,618	127,224
Investments in real estate debt, at fair value	111,741	98,252
Intangible assets, net	110,172	122,991
Cash and cash equivalents	33,260	43,073
Restricted cash	26,508	32,348
Other assets	27,832	26,355
Total assets	$2,661,736	$2,670,861
Liabilities and Equity
Credit facility	$235,500	$190,000
Mortgages payable, net	189,139	187,908
Loan participations, at fair value	179,355	175,830
Note payable, at fair value	69,140	69,030
Accounts payable, accrued expenses and other liabilities	82,437	74,571
Due to affiliates	49,733	50,637
Intangible liabilities, net	37,215	40,232
Subscriptions received in advance	25,506	31,147
Distributions payable	9,742	10,065
Total liabilities	877,767	829,420
Redeemable non-controlling interest	432	610
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 17,241,447 and 17,285,298 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	172	172
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 45,056,500 and 45,277,146 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	450	453
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,449,374 and 8,009,944 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	74	79
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 81,003,279 and 79,727,458 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	811	799
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	297	297
Additional paid-in capital	2,068,876	2,060,366
Accumulated deficit and cumulative distributions	(287,652)	(220,425)
Accumulated other comprehensive loss	(3,515)	(5,137)
Total stockholders' equity	1,779,638	1,836,729
Non-controlling interests attributable to third party joint ventures	3,899	4,102
Total equity	1,783,537	1,840,831
Total liabilities and equity	$2,661,736	$2,670,861

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$43,648	$24,482	$85,982	$46,150
Income from commercial mortgage loans	7,052	1,897	13,537	3,892
Total revenues	50,700	26,379	99,519	50,042
Expenses
Rental property operating	14,780	7,785	29,719	15,346
General and administrative	1,946	2,525	4,383	4,621
Advisory fee due to affiliate	7,907	6,431	15,949	11,137
Depreciation and amortization	21,648	14,040	42,908	26,407
Total expenses	46,281	30,781	92,959	57,511
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	2,305	(18,534)	5,301	(21,938)
Realized and unrealized gain (loss) from real estate debt	746	(1,812)	343	(2,518)
(Loss) income from equity investments in unconsolidated international affiliated funds	(2,799)	4,126	(3,154)	4,985
Unrealized loss on commercial mortgage loans	(748)	(2,248)	(1,697)	(2,248)
Unrealized loss from interest rate derivatives	(112)	—	(112)	—
Unrealized loss on note payable	(80)	—	(110)	—
Interest income	2,216	1,177	4,100	1,507
Interest expense	(9,929)	(3,147)	(18,558)	(4,943)
Total other income (expense)	(8,401)	(20,438)	(13,887)	(25,155)
Net loss	$(3,982)	$(24,840)	$(7,327)	$(32,624)
Net loss attributable to non-controlling interests in third party joint ventures	(22)	(41)	(58)	(22)
Net income attributable to preferred stock	4	4	8	8
Net loss attributable to common stockholders	$(3,964)	$(24,803)	$(7,277)	$(32,610)
Net loss per share of common stock - basic and diluted	$(0.02)	$(0.18)	$(0.04)	$(0.25)
Weighted-average shares of common stock outstanding, basic and diluted	180,790,109	145,099,003	181,496,362	129,962,367

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,982)	$(24,840)	$(7,327)	$(32,624)
Other comprehensive income (loss):
Foreign currency translation adjustment	237	(4,468)	1,622	(6,434)
Comprehensive loss	(3,745)	(29,308)	(5,705)	(39,058)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	(22)	(41)	(58)	(22)
Comprehensive income attributable to preferred stock	4	4	8	8
Comprehensive loss attributable to common stockholders	$(3,727)	$(29,271)	$(5,655)	$(39,044)

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended June 30, 2023
	Preferred Stock	Par Value							Additional Paid-in Capital		Accumulated Deficit and Cumulative Distributions		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T		Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at March 31, 2023	$125	$176		$461	$79		$811	$297	$2,091,877		$(254,166)		$(3,752)	$1,835,908	$4,066	$1,839,974
Issuance of 5,985,219 shares of common stock (net of $279 of offering costs) (b)	—	(2)		17	1		45	—	74,387		—		—	74,448	—	74,448
Distribution reinvestment	—	1		3	—	(a)	6	—	13,991		—		—	14,001	—	14,001
Common stock repurchased	—	(3)		(31)	(6)		(51)	—	(111,360)		—		—	(111,451)	—	(111,451)
Amortization of restricted stock grants	—	—		—	—		—	—	53		—		—	53	—	53
Net income (loss)	4	—		—	—		—	—	—		(3,964)		—	(3,960)	(22)	(3,982)
Distributions on common stock	—	—		—	—		—	—	—		(29,522)		—	(29,522)	—	(29,522)
Distributions to non-controlling interests	—	—		—	—		—	—	—		—		—	—	(145)	(145)
Distribution to Series A preferred stock	(4)	—		—	—		—	—	—		—		—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—	—		—	—	—		—		237	237	—	237
Allocation to redeemable non-controlling interests	—	—		—	—		—	—	(72)		—		—	(72)		(72)
Balance at June 30, 2023	$125	$172		$450	$74		$811	$297	$2,068,876		$(287,652)		$(3,515)	$1,779,638	$3,899	$1,783,537

Three Months Ended June 30, 2022
	Preferred Stock	Par Value							Additional Paid-in Capital		Accumulated Deficit and Cumulative Distributions		Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T		Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at March 31, 2022	$126	$119		$310	$62		$439	$297	$1,329,491	$—	$(90,787)	$—	$(2,205)	$1,237,852	$854	$1,238,706
Issuance of 30,584,177 shares of common stock (net of $330 of offering costs) (b)	—	28		79	11		187	—	385,178		—		—	385,483	—	385,483
Distribution reinvestment	—	—	(a)	2	1		4	—	8,637		—		—	8,644	—	8,644
Common stock repurchased	—	—	(a)	(3)	(1)		(3)	—	(8,152)		—		—	(8,159)	—	(8,159)
Amortization of restricted stock grants	—	—		—	—		—	—	(54)		—		—	(54)	—	(54)
Net income (loss)	4	—		—	—		—	—	—		(24,803)		—	(24,799)	(41)	(24,840)
Distributions on common stock	—	—		—	—		—	—	—		(24,803)		—	(24,803)	—	(24,803)
Distribution to Series A preferred stock	(4)	—		—	—		—	—	—		—		—	(4)	—	(4)
Foreign currency translation adjustment	—	—		—	—		—	—	—		—		(4,468)	(4,468)	—	(4,468)
Allocation to redeemable non-controlling interests	—	—		—	—		—	—	(308)		—		—	(308)	—	(308)
Balance at June 30, 2022	$126	$147		$388	$73		$627	$297	$1,714,792		$(140,393)		$(6,673)	$1,569,384	$813	$1,570,197

(a)Amount is not presented due to rounding; see Note 18.
(b)Common stock issuance includes transfers and conversions between share classes; see Note 18.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Six Months Ended June 30, 2023
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T		Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2022	$125	$172		$453	$79	$799	$297	$2,060,366	$(220,425)	$(5,137)		$1,836,729	$4,102	$1,840,831
Issuance of 12,501,159 shares of common stock (net of $640 of offering costs) (b)	—	3		35	1	87	—	157,016	—	—		157,142	—	157,142
Distribution reinvestment	—	2		6	1	12	—	27,798	—	—		27,819	—	27,819
Common stock repurchased	—	(5)		(44)	(7)	(87)	—	(176,588)	—	—		(176,731)	—	(176,731)
Amortization of restricted stock grants	—	—		—	—	—	—	106	—	—		106	—	106
Net income (loss)	8	—		—	—	—	—	—	(7,277)	—		(7,269)	(58)	(7,327)
Distributions on common stock	—	—		—	—	—	—	—	(59,950)	—		(59,950)	—	(59,950)
Distributions to non-controlling interests	—	—		—	—	—	—	—	—	—		—	(145)	(145)
Distribution to Series A preferred stock	(8)	—		—	—	—	—	—	—	—		(8)	—	(8)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	1,622		1,622	—	1,622
Allocation to redeemable non-controlling interests	—	—		—	—	—	—	178	—	—		178	—	178
Balance at June 30, 2023	$125	$172		$450	$74	$811	$297	$2,068,876	$(287,652)	$(3,515)		$1,779,638	$3,899	$1,783,537

Six Months Ended June 30, 2022
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss		Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T		Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2021	$126	$92		$238	$46	$316	$297	$1,043,073	$(63,958)	$(239)	—	$979,991	$835	$980,826
Issuance of 53,958,770 shares of common stock (net of $524 of offering costs) (b)	—	54		149	27	309	—	667,709	—	—		668,248	—	668,248
Distribution reinvestment	—	1		4	1	6	—	14,506	—	—		14,518	—	14,518
Common stock repurchased	—	—	(a)	(3)	(1)	(4)	—	(10,209)	—	—		(10,217)	—	(10,217)
Amortization of restricted stock grants	—	—		—	—	—	—	39	—	—		39	—	39
Net income (loss)	8	—		—	—	—	—	—	(32,610)	—		(32,602)	(22)	(32,624)
Distributions on common stock	—	—		—	—	—	—	—	(43,825)	—		(43,825)	—	(43,825)
Distribution to Series A preferred stock	(8)	—		—	—	—	—	—	—	—		(8)	—	(8)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	(6,434)		(6,434)	—	(6,434)
Allocation to redeemable non-controlling interest	—	—		—	—	—	—	(326)	—	—		(326)	—	(326)
Balance at June 30, 2022	$126	$147		$388	$73	$627	$297	$1,714,792	$(140,393)	$(6,673)		$1,569,384	$813	$1,570,197

(a)Amount is not presented due to rounding; see Note 18.
(b)Common stock issuance includes transfers and conversions between share classes; see Note 18.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,327)	$(32,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,908	26,407
Unrealized (gain) loss on changes in fair value of real estate-related securities	(6,434)	28,356
Realized loss (gain) on sale of real estate-related securities	3,597	(4,872)
Unrealized (gain) loss on changes in fair value of real estate debt	(400)	2,514
Unrealized loss on changes in fair value of note payable	110	—
Unrealized loss on changes in fair value of commercial mortgage loans	1,697	2,248
Unrealized loss on changes in fair value of interest rate derivatives	112	—
Realized loss on sale of real estate debt	57	4
Loss (income) from equity investments in unconsolidated international affiliated funds	3,154	(4,985)
Income distributions from equity investments in unconsolidated international affiliated funds	2,651	1,472
Straight line rent adjustment	(2,433)	(1,056)
Amortization of above and below-market lease intangibles	(2,056)	(1,713)
Amortization of deferred financing costs	581	380
Amortization of mortgage discount	605	—
Amortization of restricted stock grants	106	39
Change in assets and liabilities:
Decrease in other assets	435	5,569
Increase in accounts payable, accrued expenses and other liabilities	7,754	11,980
Net cash provided by operating activities	45,117	33,719
Cash flows from investing activities:
Acquisitions of real estate	(13,759)	(235,689)
Origination and fundings of commercial mortgage loans	(3,946)	(96,048)
Capital improvements to real estate	(6,843)	(7,628)
Purchase of real estate-related securities	(35,848)	(39,608)
Proceeds from sale of real estate-related securities	26,292	4,921
Purchases of real estate debt	(25,772)	(71,502)
Proceeds from sale of real estate debt	12,626	—
Net cash used in investing activities	(47,250)	(445,554)
Cash flows from financing activities:
Proceeds from issuance of common stock	109,410	581,229
Repurchase of common stock	(159,888)	(7,342)
Offering costs paid	(693)	(524)
Borrowings under credit facility	84,500	107,000
Repayments on credit facility	(39,000)	(190,000)
Payments on mortgages payable	(279)	—
Proceeds from note payable	—	69,263
Proceeds from sale of loan participations	—	107,823
Payment of offering and organization costs due to affiliate	(469)	(627)
Distributions to preferred stockholders	(8)	(8)
Distributions to non-controlling interests in third party joint ventures	(145)	—
Subscriptions received in advance	25,506	86,897
Distributions	(32,454)	(25,798)
Net cash (used in) provided by financing activities	(13,520)	727,913
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(15,653)	316,078
Cash and cash equivalents and restricted cash, beginning of period	75,421	130,576
Cash and cash equivalents and restricted cash, end of period	$59,768	$446,654
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$33,260	$358,954
Restricted cash	26,508	87,700
Total cash and cash equivalents and restricted cash	$59,768	$446,654

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2023	2022
Supplemental disclosures:
Interest paid	$20,446	$3,996
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(79)	$1,835
Accrued capital expenditures	$(4,638)	$1,067
Non-cash financing activities:
Accrued distributions	$323	$(3,509)
Accrued stockholder servicing fees	$(435)	$16,110
Distribution reinvestments	$27,819	$14,518
Allocation to redeemable non-controlling interests	$(178)	$326
Fundings of commercial mortgage loans through increases in loan participations	$4,352	$—
Accrued offering costs due to affiliate	$(53)	$—
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
As of June 30, 2023, the Company had received aggregate net proceeds of $2.2 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering and in unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
For select joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in noncontrolling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain strategic partnerships of the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within redeemable non-controlling interests.
As of June 30, 2023, and December 31, 2022, the total assets and liabilities of the Company’s consolidated VIEs were $49.6 million and $30.2 million, and $51.2 million and $30.2 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
The Company has limited contractual rights to obtain the financial records of certain of its consolidated single-family housing, retail, student housing, self-storage and direct international portfolios from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 25 days after the end of any given period. As a result, these activities are generally included in the Company's consolidated financial statements on a one-month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.
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
Investments in Real Estate Debt
The Company’s investments in real estate debt consist of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records such investments at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized Gain (Loss) from Real Estate Debt on the Company’s Consolidated Statements of Operations.
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
Investments in Commercial Mortgage Loans
The Company originates commercial mortgage loans and elects the fair value option for each loan. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loans are stated at fair value and initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans are valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
The income from the commercial mortgage loans represents interest income and origination fee income, which is reported as Income from Commercial Mortgage Loans on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain (Loss) on Commercial Mortgage Loans on the Company’s Consolidated Statements of Operations.
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
The Company's investments in real estate-related securities are recorded at fair value based on the closing price of the common stock as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments in real estate debt, which consists of CMBS, are reported at fair value. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available and such investments have been classified as Level 2.
The Company's derivative financial instruments, consisting of interest rate swaps, are reported at fair value. The fair values of the Company's interest rate contracts were estimated using advice from a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rates and such investments have been classified as Level 2.
The Company’s investments in commercial mortgage loans consists of floating rate senior and mezzanine loans the Company originated and have been classified as Level 3. The commercial mortgage loans are carried at fair value based on significant unobservable inputs.
The Company's loan participations and note payable are carried at fair value based on significant unobservable inputs and have been classified as Level 3.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$128,557	$—	$—	$128,557	$116,164	$—	$—	$116,164
Investments in real estate debt	—	111,741	—	111,741	—	98,252	—	98,252
Investments in commercial mortgage loans	—	—	349,744	349,744	—	—	343,970	343,970
Total	$128,557	$111,741	$349,744	$590,042	$116,164	$98,252	$343,970	$558,386

Liabilities:
Loan participations	$—	$—	$179,355	$179,355	$—	$—	$175,830	$175,830
Note payable	—	—	69,140	69,140	—	—	69,030	69,030
Interest rate derivatives(1)	—	112	—	112	—	—	—	—
Total	$—	$112	$248,495	$248,607	$—	$—	$244,860	$244,860
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities in the Company's Consolidated Balance Sheets
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2022	$343,970		$175,830		$69,030
Additional fundings	8,298		4,352		—
Net unrealized loss on assets	(2,524)	(a)	—		—
Net unrealized (gain) loss on liabilities	—		(827)	(a)	110
Balance as of June 30, 2023	$349,744		$179,355		$69,140
(a) Unrealized Loss on Commercial Mortgage Loans of $1.7 million reported on the Company's Consolidated Statements of Operations for the six months ended June 30, 2023 includes unrealized losses of $2.5 million associated with commercial mortgage loans, net of unrealized gains of $0.8 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in commercial mortgage loans, loan participations and note payable as of June 30, 2023.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	LIBOR(1) + 3.50% - 8.55% (4.76%)
SOFR (2) + 2.00% - 7.92% (3.77%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	LIBOR(1) + 3.50% (3.50%)
SOFR (2) + 2.00% - 2.15% (2.07%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (2) + 1.75% (1.75%)
(1) LIBOR as of June 30, 2023 was 5.8%.
(2) Secured Overnight Financing Rate ("SOFR") as of June 30, 2023 was 5.1%.
As of June 30, 2023, the carrying value of the Company's credit facility approximated fair value. The fair value of the Company's mortgages payable was $177.6 million and $178.6 million as of June 30, 2023 and December 31, 2022, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of June 30, 2023, the Company did not have any mortgage loans on nonaccrual status.
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
Restricted Cash
As of June 30, 2023, the Company had $26.5 million of restricted cash. The restricted cash consisted of $1.0 million of tenant security deposits and $25.5 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ended December 31, 2018, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its shareholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The Company’s dealings with the TRSs must be arm’s length in nature or be permitted under the Code. Otherwise, the Company may be subject to 100% penalty tax, or its TRSs may be denied deductions. A domestic TRS is subject to US corporate federal income tax and state income or franchise tax. The Cayman Islands TRSs are not subject to US corporate federal income tax or Cayman Islands taxes. As of June 30, 2023, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in direct European investments, one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company's ownership of the securities of its TRSs to no more than 20% of the value of the Company's total assets. For the three and six months ended June 30, 2023, the Company incurred federal income tax expense related to the TRSs of $0.2 million and $0.3 million, respectively.

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
Deferred Taxes
As of June 30, 2023, the Company had a deferred tax liability of $2.4 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between acquisition cost and current tax basis, and was assumed during the acquisition of the multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reaches $1.0 billion or January 31, 2023.The Company's NAV reached $1.0 billion in October 2021 and as of June 30, 2023, the Company had reimbursed the Advisor $1.5 million of such costs.
The Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $3.1 million and $3.6 million remained outstanding as of June 30, 2023 and December 31, 2022, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and six months ended June 30, 2023, the Company charged $0.3 million and $0.6 million, respectively, in offering costs to equity.
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
The financial position and results of operations of the Company's wholly-owned multifamily property located in Copenhagen, Denmark ("CASA Nord") is measured using the local currency (Danish Krone) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss), which includes CASA Nord's income and expense, has been translated at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income (Loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income of approximately $0.2 million and $1.6 million for the three and six months ended June 30, 2023, respectively. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $4.5 million and $6.4 million for the three and six months ended June 30, 2022, respectively.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Derivative Instruments
The Company uses derivative financial instruments such as interest rate swaps to manage risks from fluctuations in interest rates. The Company records its derivatives at fair value and such amounts are reflected in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. Any changes in the fair value of these derivatives are recorded as Unrealized Gain (Loss) from Interest Rate Derivatives on the Company's Consolidated Statements of Operations.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Building and building improvements	$1,538,020	$1,522,540
Land and land improvements	316,926	312,989
Furniture, fixtures and equipment	14,201	13,285
Total	1,869,147	1,848,814
Accumulated depreciation	(117,843)	(88,330)
Investments in real estate, net	$1,751,304	$1,760,484
For the three and six months ended June 30, 2023, depreciation expense was $14.9 million and $29.5 million, respectively. For the three and six months ended June 30, 2022, depreciation expense was $9.1 million and $16.7 million, respectively.
During the six months ended June 30, 2023, the Company acquired one property, which was a self-storage property.
The following table provides details of the property acquired during the six months ended June 30, 2023 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Self-Storage	$13,759	1	1	716 Units
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the property acquired during the six months ended June 30, 2023 ($ in thousands):

Amount
Building and building improvements	$10,306
Land and land improvements	2,258
In-place lease intangibles	704
Furniture, fixtures and equipment	491
Total purchase price	$13,759

Note 4. Investments in Real Estate-Related Securities
As of June 30, 2023 and December 31, 2022, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities as of June 30, 2023 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2022	$116,164
Additions	35,848
Disposals	(26,292)
Unrealized gains	6,434
Realized losses	(3,597)
Balance at June 30, 2023	$128,557
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses)	$2,718	$(21,338)	$6,434	$(28,356)
Realized (losses) gains	(1,700)	1,943	(3,597)	4,872
Dividend income	1,287	861	2,464	1,546
Total	$2,305	$(18,534)	$5,301	$(21,938)
Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	June 30, 2023
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.78%	3/10/2043	$17,220	$17,493	$15,782
CMBS - Floating	7.59%	6/16/2037	100,541	98,046	95,959
Total	7.04%	4/19/2038	$117,761	$115,539	$111,741

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.83%	9/25/2043	$19,541	$18,324	$17,157
CMBS - Floating	6.48%	4/28/2037	86,035	84,068	81,095
Total	5.99%	7/05/2038	$105,576	$102,392	$98,252
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company's Investments in Real Estate Debt ($ in thousands):

	June 30, 2023			December 31, 2022
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$43,759	$43,296	38.8%	$31,069	$29,979	30.5%
Multifamily	17,704	17,542	15.7%	17,457	17,083	17.3%
Office	11,668	10,157	9.1%	13,148	12,194	12.4%
Diversified	10,002	9,083	8.1%	10,833	10,179	10.4%
Cold Storage	6,844	6,818	6.1%	9,799	9,664	9.8%
Retail	6,188	6,091	5.5%	4,245	4,106	4.2%
Manufactured Housing	5,261	5,356	4.8%	3,149	3,148	3.2%
Hotel	4,798	4,682	4.2%	4,798	4,637	4.7%
Self-Storage	3,646	3,510	3.1%	2,494	2,330	2.4%
Net Lease	3,907	3,479	3.1%	3,907	3,493	3.6%
Life Science	1,762	1,727	1.5%	1,493	1,439	1.5%
Total	$115,539	$111,741	100.0%	$102,392	$98,252	100.0%

The following table details the credit rating of the Company's Investments in Real Estate Debt ($ in thousands):

	June 30, 2023			December 31, 2022
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$5,374	$5,188	4.7%	$3,528	$3,347	3.4%
AA	7,655	7,638	6.8%	9,903	9,861	10.0%
A	25,026	24,128	21.6%	25,406	24,364	24.8%
BBB	73,873	71,675	64.1%	60,856	58,254	59.3%
BB	3,075	2,800	2.5%	2,164	2,021	2.1%
B	536	312	0.3%	535	405	0.4%
Total	$115,539	$111,741	100.0%	$102,392	$98,252	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt as of June 30, 2023 ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$98,252
Additions	25,772
Disposals	(12,626)
Unrealized gains	400
Realized losses	(57)
Balance at June 30, 2023	$111,741

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
The Company committed to invest approximately $79 million (€70 million) into ECF and as of June 30, 2023, has fully satisfied its commitment. The Company has a 6% ownership in ECF as of June 30, 2023.
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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of June 30, 2023 ($ in thousands):

Investment in ECF
Balance as of December 31, 2022	$78,353
Income distributions	(2,036)
Loss from equity investment in unconsolidated international affiliated fund	(6,291)
Foreign currency translation adjustment	1,199
Balance at June 30, 2023	$71,225
Loss from equity investments in unconsolidated international affiliated funds from ECF for the three and six months ended June 30, 2023 was $2.0 million and $6.3 million, respectively. Income from equity investments in unconsolidated international affiliated funds from ECF for the three and six months ended June 30, 2022 was $2.9 million and $3.8 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S.-dollar denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company committed to invest $50 million into APCF and as of June 30, 2023, has fully funded its commitment. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets. The Company has a 5% ownership in APCF as of June 30, 2023.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of June 30, 2023 ($ in thousands):

Investment in APCF
Balance as of December 31, 2022	$48,871
Income distributions	(615)
Income from equity investment in unconsolidated international affiliated fund	3,137
Balance at June 30, 2023	$51,393
(Loss) income from equity investments in unconsolidated international affiliated funds from APCF for the three and six months ended June 30, 2023 was ($0.8) million and $3.1 million, respectively. Income from equity investments in unconsolidated international affiliated funds from APCF for the three and six months ended June 30, 2022 was $1.3 million and $1.2 million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of June 30, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	LIBOR + 175 bps	11/9/2024	Interest only	$72,033	$63,577	$62,135
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	LIBOR + 575 bps	11/9/2024	Interest only	$23,344	$21,192	$20,452
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,940
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,220
Tucson IV	3/28/2022	Senior	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$72,464	$72,747
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,155	$22,362
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,280
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,910
Luxe Scottsdale(1)	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,109	$16,698
Total										$349,744
(1) During the year ended December 31, 2022, the Company sold four senior loans to unaffiliated parties, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. The senior loan sales, with the exception of Luxe Scottsdale, did not qualify for sale accounting under US GAAP and as such, the loans were not de-recognized.
For the three and six months ended June 30, 2023, the Company had unrealized losses on its commercial mortgage loans of $0.7 million and $1.7 million, respectively. For the three and six months ended June 30, 2022, the Company had unrealized losses on commercial mortgage loans of $2.2 million for each period.
For the three and six months ended June 30, 2023, the Company recognized interest income and loan origination fee income from its investment in commercial mortgage loans of $7.1 million and $13.5 million, respectively. For the three and six months ended June 30, 2022, the Company recognized interest income and loan origination fee income from its investment in commercial mortgage loans of $1.9 million and $3.9 million, respectively.
The following table summarizes the Company’s investment in commercial mortgage loans as of June 30, 2023 ($ in thousands):

Investment in Commercial Mortgage Loans
Balance as of December 31, 2022	$343,970
Additional fundings (1)	8,298
Net unrealized loss (2)	(2,524)
Balance as of June 30, 2023	$349,744
(1) Includes additional fundings on commercial mortgage loans of $3.9 million combined with additional fundings of $4.4 million associated with loan participations.
(2) Unrealized Loss on Commercial Mortgage Loans of $1.7 million reported on the Company's Consolidated Statements of Operations for the six months ended June 30, 2023 includes unrealized losses of $2.5 million associated with commercial mortgage loans, net of unrealized gains of $0.8 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$96,038	$95,325
Above-market lease intangibles	13,030	13,030
Leasing commissions	42,472	41,757
Other intangibles	18,844	18,881
Total intangible assets	170,384	168,993
Accumulated amortization:
In-place lease intangibles	(41,997)	(33,200)
Above-market lease intangibles	(1,904)	(943)
Leasing commissions	(12,066)	(9,034)
Other intangibles	(4,245)	(2,825)
Total accumulated amortization	(60,212)	(46,002)
Intangible assets, net	$110,172	$122,991
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	10,570	7,553
Intangible liabilities, net	$(37,215)	$(40,232)
Amortization expense relating to intangible assets was $7.1 million and $14.2 million, respectively, for the three and six months ended June 30, 2023, which includes above market lease amortization of $0.5 million and $1.0 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations. Amortization expense relating to intangible assets was $5.0 million and $9.7 million, respectively, for the three and six months ended June 30, 2022, which includes above market lease amortization of $29 thousand for each period, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of intangible liabilities was $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2023. Income from the amortization of intangible liabilities was $0.9 million and $1.7 million, respectively, for the three and six months ended June 30, 2022.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2023 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2023 (Remaining)	$7,710	$850	$2,853	$1,873	$(3,065)
2024	10,771	1,852	5,383	2,883	(5,470)
2025	8,683	1,786	4,814	2,565	(5,018)
2026	6,435	1,727	4,010	2,080	(4,526)
2027	5,070	1,687	3,323	1,695	(3,921)
Thereafter	15,372	3,224	10,023	3,503	(15,215)
Total	$54,041	$11,126	$30,406	$14,599	$(37,215)
As of June 30, 2023, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 3, 6, 7, 9 and 12 years, respectively.

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
On February 17, 2023, the Company amended its Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, comprised of a $321.0 million Credit Facility and a DDTL Facility of $134.0 million, with an accordion feature that may increase aggregate commitments up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% ("Adjusted Term SOFR"), plus applicable margin under the existing margin, with all other terms remaining the same.
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at the Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of June 30, 2023.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2023	December 31, 2022
Revolving facility	S+applicable margin(1)	September 30, 2024	$321,000	101,500	$90,000
DDTL facility	S+applicable margin(2)	September 30, 2026	134,000	134,000	100,000
Credit facility			$455,000	$235,500	$190,000
(1) The weighted-average interest rates for the three and six months ended June 30, 2023 for the Revolving facility were 6.63% and 6.26%, respectively.
(2) The weighted-average interest rates for the three and six months ended June 30, 2023 for the DDTL facility were 6.39% and 6.11%, respectively.
As of June 30, 2023, the Company had $235.5 million in borrowings and had outstanding accrued interest of $1.2 million under the Credit Facility. For the three and six months ended June 30, 2023, the Company incurred $3.5 million and $6.2 million, respectively, in interest expense under the Credit Facility. For the three and six months ended June 30, 2022, the Company incurred $1.4 million and $2.2 million, respectively, in interest expense under the Credit Facility.
As of June 30, 2023, the Company was in compliance with all loan covenants with respect to the Credit Agreement.

The following table presents future principal payments due under the Credit Facility as of June 30, 2023 ($ in thousands):

Year	Credit Facility
2023 (Remaining)	$—
2024	101,500
2025	—
2026	134,000
2027	—
Thereafter	—
Total	$235,500
Note 10. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,509	69,634
Total fixed rate mortgages payable				175,759	175,884
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	20,870	20,173
Total mortgages payable				196,629	196,057
Deferred financing costs, net				(811)	(865)
Discount on assumed mortgage notes				(6,679)	(7,284)
Mortgages payable, net				$189,139	$187,908
(1) The term "C" refers to the relevant floating benchmark rates, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR") for the CASA Nord variable rate mortgage payable.
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of June 30, 2023, the Company had outstanding accrued interest of $0.5 million on mortgages payable. For the three and six months ended June 30, 2023, the Company incurred $1.6 million and $3.1 million, respectively, in interest expense on mortgages payable. For the three and six months ended June 30, 2022, the Company incurred $0.8 million and $1.6 million, respectively, in interest expense on mortgages payable.
The following table presents the future principal payments due under the mortgages payable as of June 30, 2023 ($ in thousands):

Year	Mortgages Payable
2023 (Remaining)	$203
2024	542
2025	1,486
2026	54,639
2027	15,641
Thereafter	124,118
Total	$196,629

Note 11. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of June 30, 2023, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of June 30, 2023, the total principal amount of the note was $69.3 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three and six months ended June 30, 2023 was $1.2 million and $2.2 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and six months ended June 30, 2022 was $0.1 million for both periods, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company's note payable balance as of June 30, 2023 ($ in thousands):

Note Payable
Balance as of December 31, 2022	$69,030
Net unrealized loss	110
Balance as of June 30, 2023	$69,140
The following table presents the future principal payments due under the Note Payable as of June 30, 2023 ($ in thousands):

Year	Note Payable(1)
2023 (Remaining)	$—
2024	—
2025	69,263
2026	—
2027	—
Thereafter	—
Total	$69,263
(1) The weighted-average interest rate on the note payable for the three and six months ended June 30, 2023 was 6.69% and 6.44%, respectively.
Note 12. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2023	December 31, 2022
Straight-line rent receivable	$11,875	$9,442
Receivables	5,523	7,788
Right-of-use asset - finance leases	2,480	2,531
Right-of-use asset - operating lease	2,086	2,123
Prepaid expenses	3,933	2,057
Deferred financing costs on credit facility, net	1,490	1,140
Other	445	1,274
Total	$27,832	$26,355

The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities ($ in thousands):

	June 30, 2023	December 31, 2022
Common stock repurchases	$29,210	$12,637
Accounts payable and accrued expenses	16,687	29,343
Tenant security deposits	7,356	6,531
Real estate taxes payable	9,071	6,794
Accrued interest expense	1,906	3,794
Lease liability - finance leases	2,526	2,531
Lease liability - operating lease	2,147	2,123
Prepaid rental income	3,148	2,332
Deferred tax liability	2,409	2,273
Other	7,977	6,213
Total	$82,437	$74,571
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
As of June 30, 2023 and December 31, 2022, the Company had accrued advisory fees of $2.3 million at each period end which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2023, the Company incurred advisory fee expenses of $6.1 million and $12.4 million, respectively. For the three and six months ended June 30, 2022, the Company incurred advisory fee expenses of $5.0 million and $8.6 million, respectively.
Fees Due to Affiliated Service Providers
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
The Company has engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of the agreement. As of June 30, 2023, the Company has entered into eight joint venture agreements with NexCore.
The Company entered into an agreement with Imajn Homes Holdings ("Sparrow"), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, the Company committed $150.0 million to acquire single family rentals identified by Sparrow.

The Company entered into an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. As of June 30, 2023, the Company has entered into one joint venture agreement with MyPlace.
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
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended June 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$132	$191	$—	$62
Acquisition and asset management services	—	164	22	—
Accounting and leasing services	172	—	—	—
Total	$304	$355	$22	$62
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended June 30, 2022 ($ in thousands):

Service provided	NexCore	Sparrow
Property and project management services	$82	$110
Acquisition and asset management services	—	74
Accounting and leasing services	14	—
Total	$96	$184
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the six months ended June 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$243	$366	$—	$62
Acquisition and asset management services	—	328	91	—
Accounting and leasing services	447	—	—	—
Total	$690	$694	$91	$62
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the six months ended June 30, 2022 ($ in thousands):

Service provided	NexCore	Sparrow
Property and project management services	$160	$156
Acquisition and asset management services	—	183
Accounting and leasing services	41	—
Total	$201	$339

Fees Due to Dealer Manager
Nuveen Securities, LLC (the "Dealer Manager") serves as the dealer manager for the Initial Public Offering and Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company's obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings shall survive until such shares are no longer outstanding or converted into Class I shares. For the three and six months ended June 30, 2023, the Company incurred stockholder servicing fees of $1.8 million and $3.5 million, respectively. For the three and six months ended June 30, 2022, the Company incurred stockholder servicing fees of $1.4 million and $2.5 million, respectively. As of June 30, 2023, the Company accrued approximately $46.7 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2023	December 31, 2022
Accrued stockholder servicing fees(1)	$46,651	$47,086
Advanced organization and offering expenses	3,082	3,551
Total	$49,733	$50,637
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
As of June 30, 2023, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months.

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
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and six months ended June 30, 2023 was $43.6 million and $86.0 million, respectively. Rental income for the three and six months ended June 30, 2022 was $24.5 million and $46.2 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single family rentals as of June 30, 2023 are as follows ($ in thousands):

Year	June 30, 2023
2023 (Remaining)	$44,982
2024	83,447
2025	75,547
2026	63,986
2027	52,998
Thereafter	150,047
Total	$471,007
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of June 30, 2023, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, respectively.
Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company's ground leases as of June 30, 2023 are as follows ($ in thousands):

Assets:	June 30, 2023	December 31, 2022
Right-of-use asset - finance leases	$2,480	$2,531
Right-of-use asset - operating lease	2,086	2,123
Liabilities:
Lease liability - finance leases	2,526	2,531
Lease liability - operating lease	2,147	2,123
The Company utilized its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of June 30, 2023, the weighted average remaining lease term of the Company’s operating lease and finance leases was 38 years and 44 years, respectively.

Aggregate future minimum annual payments for ground leases held by the Company are as follows ($ in thousands):

	Operating Lease	Finance Leases
2023 (Remaining)	$77	$109
2024	154	219
2025	157	219
2026	165	219
2027	169	219
Thereafter	7,698	8,808
Total undiscounted future lease payments	8,420	9,793
Difference between undiscounted cash flows and discounted cash flows	(6,273)	(7,267)
Total lease liability	$2,147	$2,526
Payments under the Company's operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. For the three and six months ended June 30, 2023, the Company incurred operating lease costs of $0.1 million and $0.2 million, respectively. The Company did not have any operating ground leases for the three and six months ended June 30, 2022.
The following table details the components of the Company's finance leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on lease liabilities	$54	$—	$196	$—
Amortization of right-of-use assets	14	—	51	—
Total finance lease cost	$68	$—	$247	$—
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
The following table details the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	June 30, 2023
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	4	DKK 142,452	3.18%	CIBOR	4.5	1/5/2023	12/30/2027

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	June 30, 2023	December 31, 2022
Interest rate swap - property debt	$112	$—
Total derivative financial instrument	$112	$—
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company's Consolidated Balance Sheets.
For both the three and six months ended June 30, 2023, the Company recorded unrealized loss related to changes in fair value of its derivative financial instrument of $0.1 million. For the three and six months ended June 30, 2022, the Company did not have any derivative financial instruments.
Note 18. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of June 30, 2023, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of June 30, 2023, the Company had issued and outstanding 17,241,447 shares of Class T common stock, 45,056,500 shares of Class S common stock, 7,449,374 shares of Class D common stock, 81,003,279 shares of Class I common stock and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company's outstanding shares of common stock (in thousands) for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
March 31, 2023	17,750	46,145	7,993	80,846	29,731	182,465
Common Stock Issued(1)	(323)	1,689	(10)	4,629	—	5,985
Distribution Reinvestment	107	306	50	609	—	1,072
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(293)	(3,083)	(584)	(5,082)	—	(9,042)
June 30, 2023	17,241	45,057	7,449	81,003	29,731	180,481

	Six Months Ended June 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2022	17,285	45,277	8,010	79,727	29,731	180,030
Common Stock Issued(1)	201	3,526	50	8,724	—	12,501
Distribution Reinvestment	212	610	102	1,226	—	2,150
Vested Stock Grant	—	—	—	2	—	2
Common Stock Repurchased	(457)	(4,356)	(713)	(8,676)	—	(14,202)
June 30, 2023	17,241	45,057	7,449	81,003	29,731	180,481
(1) Common stock issued includes transfers and conversions between share classes.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of June 30, 2023 and December 31, 2022, the Company had accrued $9.7 million and $10.1 million, respectively. For the three and six months ended June 30, 2023, the Company declared and paid distributions of $29.9 million and $60.3 million, respectively. For the three and six months ended June 30, 2022, the Company declared and paid distributions of $22.8 million and $40.3 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2096 and $0.4224 per share for the three and six months ended June 30, 2023. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following tables detail the net distribution for each of the Company's share classes for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2096	$0.2096	$0.2096	$0.2096	$0.2096
Advisory fee per share of common stock	(0.0408)	(0.0375)	(0.0376)	(0.0365)	(0.0249)
Stockholder servicing fee per share of common stock	(0.0266)	(0.0269)	(0.0077)	—	—
Net distribution per share of common stock	$0.1422	$0.1452	$0.1643	$0.1731	$0.1847

	Six Months Ended June 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.4224	$0.4224	$0.4224	$0.4224	$0.4224
Advisory fee per share of common stock	(0.0784)	(0.0746)	(0.0752)	(0.0741)	(0.0458)
Stockholder servicing fee per share of common stock	(0.0534)	(0.0536)	(0.0154)	—	—
Net distribution per share of common stock	$0.2906	$0.2942	$0.3318	$0.3483	$0.3766
Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D and Class I shares will be limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). In addition, if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.
For the three and six months ended June 30, 2023, the Company repurchased shares of its common stock for $111.5 million and $176.7 million, respectively. For the three and six months ended June 30, 2022, the Company repurchased shares of its common stock for $8.2 million and $10.2 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2023.
Redeemable Non-Controlling Interest
The Company's affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of June 30, 2023 and December 31, 2022, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million and $0.6 million as of June 30, 2023 and December 31, 2022.

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
The following table sets forth the financial results by segment as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Industrial	$562,220	$569,607
Healthcare	464,265	476,894
Multifamily	328,846	292,081
Retail	211,970	223,248
Single-Family Housing	146,927	148,796
Office	117,763	120,322
Self-Storage	61,781	48,951
Commercial Mortgage Loans	349,744	343,970
Real Estate-Related Securities(1)	240,298	214,416
International Affiliated Funds	122,618	127,224
Other (Corporate)	55,304	105,352
Total assets	$2,661,736	$2,670,861
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	International Affiliated Funds	Real Estate-Related Securities(1)	Total
Revenues:
Rental revenue	$12,907	$10,602	$7,759	$5,208	$2,667	$3,450	$1,055	$—	$—	$—	$43,648
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,052	—	—	7,052
Total revenues	12,907	10,602	7,759	5,208	2,667	3,450	1,055	7,052	—	—	50,700
Expenses:
Property operating	3,198	3,974	3,215	1,402	1,547	933	511	—	—	—	14,780
Total segment expenses	3,198	3,974	3,215	1,402	1,547	933	511	—	—	—	14,780
Realized and unrealized gain from real estate-related securities										2,305	2,305
Realized and unrealized gain from real estate debt										746	746
Loss from equity investments in unconsolidated international affiliated funds									(2,799)		(2,799)
Unrealized loss on commercial mortgage loans								(748)			(748)
Unrealized loss from interest rate derivatives			(112)								(112)
Unrealized loss on note payable								(80)			(80)
Segment net operating income	$9,709	$6,628	$4,432	$3,806	$1,120	$2,517	$544	$6,224	$(2,799)	$746	$35,232
Depreciation and amortization	(6,437)	(6,190)	(2,638)	(2,242)	(1,188)	(1,801)	(1,152)	—	—	—	(21,648)
General and administrative expenses											(1,946)
Advisory fee due to affiliate											(7,907)
Interest income											2,216
Interest expense											(9,929)
Net loss											$(3,982)
Net loss attributable to non-controlling interests in third party joint ventures											(22)
Net income attributable to preferred stock											4
Net loss attributable to common stockholders											$(3,964)
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended June 30, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	International Affiliated Funds	Real Estate-Related Securities(1)	Total
Revenues:
Rental revenue	$6,866	$4,908	$6,540	$1,622	$1,509	$3,001	$36	$—	$—	$—	$24,482
Income from commercial mortgage loans	—	—	—	—	—	—	—	1,897	—	—	1,897
Total revenues	6,866	4,908	6,540	1,622	1,509	3,001	36	1,897	—	—	26,379
Expenses:
Property operating	1,732	1,141	3,006	342	785	779	—	—	—	—	7,785
Total segment expenses	1,732	1,141	3,006	342	785	779	—	—	—	—	7,785
Realized and unrealized loss from real estate-related securities										(18,534)	(18,534)
Realized and unrealized loss from real estate debt										(1,812)	(1,812)
Income from equity investments in unconsolidated international affiliated funds									4,126		4,126
Unrealized loss on commercial mortgage loans								(2,248)			(2,248)
Segment net operating income	$5,134	$3,767	$3,534	$1,280	$724	$2,222	$36	$(351)	$4,126	$(1,812)	$126
Depreciation and amortization	(3,081)	(2,105)	(6,081)	(609)	(519)	(1,645)	—	—	—	—	(14,040)
General and administrative expenses											(2,525)
Advisory fee due to affiliate											(6,431)
Interest income											1,177
Interest expense											(3,147)
Net loss											$(24,840)
Net loss attributable to non-controlling interests in third party joint ventures											(41)
Net income attributable to preferred stock											4
Net loss attributable to common stockholders											$(24,803)
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	International Affiliated Funds	Real Estate-Related Securities(1)	Total
Revenues:
Rental revenue	$25,519	$21,477	$15,379	$9,801	$5,202	$6,789	$1,815	$—	$—	$—	$85,982
Income from commercial mortgage loans	—	—	—	—	—	—	—	13,537	—	—	13,537
Total revenues	25,519	21,477	15,379	9,801	5,202	6,789	1,815	13,537	—	—	99,519
Expenses:
Property operating	7,194	7,709	6,302	2,661	3,025	1,886	942	—	—	—	29,719
Total segment expenses	7,194	7,709	6,302	2,661	3,025	1,886	942	—	—	—	29,719
Realized and unrealized gain from real estate-related securities										5,301	5,301
Realized and unrealized gain from real estate debt										343	343
Loss from equity investments in unconsolidated international affiliated funds									(3,154)		(3,154)
Unrealized loss on commercial mortgage loans								(1,697)			(1,697)
Unrealized loss from interest rate derivatives			(112)								(112)
Unrealized loss on note payable								(110)			(110)
Segment net operating income	$18,325	$13,768	$8,965	$7,140	$2,177	$4,903	$873	$11,730	$(3,154)	$343	$70,371
Depreciation and amortization	(12,900)	(12,568)	(5,300)	(4,516)	(2,040)	(3,622)	(1,962)	—	—	—	(42,908)
General and administrative expenses											(4,383)
Advisory fee due to affiliate											(15,949)
Interest income											4,100
Interest expense											(18,558)
Net loss											$(7,327)
Net loss attributable to non-controlling interests in third party joint ventures											(58)
Net income attributable to preferred stock											8
Net loss attributable to common stockholders											$(7,277)
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	International Affiliated Funds	Real Estate-Related Securities(1)	Total
Revenues:
Rental revenue	$12,230	$9,345	$12,988	$3,321	$2,240	$5,990	$36	$—	$—	$—	$46,150
Income from commercial mortgage loans	—	—	—	—	—	—	—	3,892	—	—	3,892
Total revenues	12,230	9,345	12,988	3,321	2,240	5,990	36	3,892	—	—	50,042
Expenses:
Property operating	3,126	2,443	5,691	752	1,558	1,776	—	—	—	—	15,346
Total segment expenses	3,126	2,443	5,691	752	1,558	1,776	—	—	—	—	15,346
Realized and unrealized loss from real estate-related securities										(21,938)	(21,938)
Realized and unrealized loss from real estate debt										(2,518)	(2,518)
Income from equity investments in unconsolidated international affiliated funds									4,985		4,985
Unrealized loss on commercial mortgage loans								(2,248)			(2,248)
Segment net operating income	$9,104	$6,902	$7,297	$2,569	$682	$4,214	$36	$1,644	$4,985	$(2,518)	$12,977
Depreciation and amortization	(5,878)	(4,492)	(9,286)	(1,403)	(1,351)	(3,997)	—	—	—	—	(26,407)
General and administrative expenses											(4,621)
Advisory fee due to affiliate											(11,137)
Interest income											1,507
Interest expense											(4,943)
Net loss											$(32,624)
Net loss attributable to non-controlling interests in third party joint ventures											(22)
Net income attributable to preferred stock											8
Net loss attributable to common stockholders											$(32,610)
(1) Includes real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Note 20. Subsequent Events
There have been no events since June 30, 2023 that require recognition or disclosure in the Consolidated Financial Statements.

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
Private Offerings
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount).
We are conducting a private offering of Class I shares to feeder vehicles primarily created to hold our Class I shares, which in turn will offer interests in itself to investors. We are conducting such offering pursuant to an exemption to registration under the Securities Act of 1933, as amended (the "Securities Act").
Q2 2023 Highlights
Operating results:
•Declared monthly net distributions totaling $29.9 million during the three months ended June 30, 2023. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.41%	5.14%	4.56%	4.63%
Year-to-Date Total Return, without upfront selling commissions	(1.19)%	(1.33)%	(1.61)%	(1.61)%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(2.80)%	(5.04)%	(5.04)%
Inception-to-Date Total Return, without upfront selling commissions	9.67%	9.47%	9.50%	9.58%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	9.15%	8.64%	8.51%
Capital Activity:
•Raised $74.4 million of gross proceeds during the three months ended June 30, 2023.
•Satisfied all common stock repurchase requests, totalling $111.5 million, for the three months ended June 30, 2023.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of June 30, 2023(1) (2):
(1) Allocation by region/asset type includes property investments owned directly by us (81%) and investments in the International Affiliated Funds (4%).
(2) RE securities includes real estate-related securities (5%) and real estate debt (4%) as shown on the Company's Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of June 30, 2023(3):

U.S. By Region (%)

Midwest
6%
East
18%
West
21%
South
55%

By Sector (%)

Grocery-Anchored Retail 11%
Single-Family Housing 7%
Office 5%
Healthcare 23%
Industrial 32%
Self-Storage 3%
Multifamily 19%

(3) Allocation by region and by sector includes only property investments owned directly by the REIT.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of March 31, 2023:

European Cities Fund

Portfolio as of March 31, 2023

Omni, Edinburgh
Via Darwin, Milan
Campus, Copenhagen
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Westfields, Eindhoven
Logport, Venlo
CityPark, Vienna
Xanadú, Madrid
Kamppi, Helsinki
Meraville, Bologna

Kamppi Helsinki
Omni Edinburgh
Logport Venlo
Campus Copenhagen
Haagsche Zwaan The Hague
The Cube Berlin
Devonshire Sq London
Westfields Eindhoven
CityPark Vienna
Via Darwin Milan
Xanadú Madrid
Meraville Bologna
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, 31 Mar 2023.

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of March 31, 2023:

Asia Pacific Cities Fund

Portfolio as of March 31, 2023

● Office   ● Logistics   ● Multifamily

Seoul
02
05
09
04
Tokyo
03
09
04
07
Osaka
08
Hong Kong
06
Singapore
01
Sydney

183-185 Clarence St Sydney 01

Namyangju Logistics, Seoul 02

Odawara Logistics, Tokyo 03

Japan Residential Portfolio I, Tokyo & Osaka 04

Uiwang Logistics, Seoul 05

One George Street, Singapore 06

Japan Residential Portfolio II, Osaka 07

Data Centre, Hong Kong 08

Japan Residential Portfolio III, Tokyo & Osaka 09

Source: Nuveen Real Estate, Mar 2023.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of June 30, 2023:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	96%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	93%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	92%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	98%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	94%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	units	97%
Total Multifamily	9				1,378	units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	705	Sq. Ft	99%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	100%
Total Industrial	30				5,069	Sq. Ft	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	99%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	98%
Total Retail	6				695	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				324	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	89%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	81%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	92%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	94%
Self-Storage:
Out O' Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	84%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	83%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	88%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	79%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	76%
Total Self-Storage	5				3,074	Units	81%
Single-Family Housing:
Single-Family Rentals	384	Various	Various	100%	775	Sq. Ft	92%
Total Single-Family Housing	384				775	Sq. Ft	92%
Total Investment Properties	461						97%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of June 30, 2023 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (Remaining)	11	780	1%	51	1%
2024	60	7,152	8%	896	12%
2025	72	14,592	18%	1,347	18%
2026	58	7,944	9%	906	12%
2027	55	13,248	16%	939	13%
2028	47	16,044	19%	1,215	17%
2029	11	2,700	3%	379	5%
2030	9	3,504	4%	259	4%
2031	6	1,824	2%	97	1%
2032	7	6,276	7%	710	10%
Thereafter	23	10,596	13%	485	7%
Total	359	84,660	100%	7,284	100%
(1) The annualized June 30, 2023 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of June 30, 2023, we had 61 holdings and have invested $135.0 million in securities that are valued at $128.6 million.

By Sector (%)

Diversified
10%
Healthcare
10%
Shopping Centers
8%
Data Centers
7%
Office Property
5%
Hotels
2%
Other
20%
Industrial
14%
Apartments
12%
Storage
12%

Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”). CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority of our CMBS are single asset, single borrower deals (~92%), and nearly all our CMBS are rated Investment Grade (BBB- or higher) with ~3% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (~86%) whose base index rates one-month LIBOR and one-month SOFR are 5.22% and 5.14%, respectively, and help to generate a current portfolio yield of ~10.43%. As of June 30, 2023, we have invested $115.5 million in CMBS that are valued at $111.7 million on our Consolidated Balance Sheet.
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was formed in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of June 30, 2023, ECF had total equity commitments of $1.2 billion (€1.2 billion) and had called $1.2 billion (€1.2 billion) of these commitments. As of March 31, 2023, ECF had 12 assets with a gross asset value of $2.0 billion (€1.9 billion) and a loan to value ("LTV") ratio of 39.1%. The ECF portfolio is well diversified and had a balanced country exposure with 24.4% in UK, 16.1% in Netherlands, 12.7% in Finland, 12.6% in Spain, 12.0% in Italy, 11.0% in Germany, 5.9% in Denmark and 5.3% in Austria resulting in a 12-month net total return of (6.0)% and a since inception net total return of 3.3% as of March 31, 2023.
The following table summarizes the equity investment in unconsolidated international affiliated funds from ECF as of June 30, 2023 ($ in thousands):

Investment in ECF
Balance as of December 31, 2022	$78,353
Income distributions	(2,036)
Loss from equity investment in unconsolidated international affiliated fund	(6,291)
Foreign currency translation adjustment	1,199
Balance at June 30, 2023	$71,225

Loss from equity investments in unconsolidated international affiliated funds from ECF for the three and six months ended June 30, 2023 was $2.0 million and $6.3 million, respectively. Income from equity investments in unconsolidated international affiliated funds from ECF for the three and six months ended June 30, 2022, was $2.9 million and $3.8 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of June 30, 2023, APCF had total equity commitments of $1.0 billion and had called $876.5 million of these commitments. As of March 31, 2023, APCF had nine investments (23 assets) with a gross asset value of $1.6 billion and an LTV ratio of 40.1%. APCF had 33.5% exposure in Singapore, 28.9% in Japan, 15.9% in South Korea, 13.0% in Hong Kong and 8.7% in Australia resulting in an annualized since inception total return of 7.9% (FX neutral) as of March 31, 2023.
The following table summarizes the equity investment in unconsolidated international affiliated funds from APCF as of June 30, 2023 ($ in thousands):

Investment in APCF
Balance as of December 31, 2022	$48,871
Income distributions	(615)
Income from equity investment in unconsolidated international affiliated fund	3,137
Balance at June 30, 2023	$51,393
(Loss) income from equity investments in unconsolidated international affiliated funds from APCF for the three and six months ended June 30, 2023 was ($0.8) million and $3.1 million, respectively. Income from equity investments in unconsolidated international affiliated funds from APCF for the three and six months ended June 30, 2022 was $1.3 million and $1.2 million, respectively.
Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of June 30, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	LIBOR + 175 bps	11/9/2024	Interest only	$72,033	$63,577	$62,135
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	LIBOR + 575 bps	11/9/2024	Interest only	$23,344	$21,192	$20,452
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,940
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,220
Tucson IV	3/28/2022	Senior	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$72,464	$72,747
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tuscon, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,155	$22,362
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,280
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,910
Luxe Scottsdale(1)	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,109	$16,698
Total										$349,744
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
For the three and six months ended June 30, 2023, we had unrealized losses on our commercial mortgage loans of $0.7 million and $1.7 million, respectively. For the three and six months ended June 30, 2022, we had unrealized losses on our commercial mortgage loans of $2.2 million for each period.
For the three and six months ended June 30, 2023, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $7.1 million and $13.5 million, respectively. For the three and six months ended June 30, 2022, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $1.9 million and $3.9 million, respectively.

Factors Impacting Our Operating Results
The Company’s businesses are affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the six months ended June 30, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy. Additionally, rising interest rates, increasing costs and supply chain issues may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Results of operations are also dependent on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages, and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, self-storage and housing properties, are translating into strong net operating income growth, and investors are continuing to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a rising interest rate environment, as real-estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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

Results of Operations
The following table sets forth the results of our operations for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Rental revenue	$43,648	$24,482	$19,166	$85,982	$46,150	$39,832
Income from commercial mortgage loans	7,052	1,897	5,155	13,537	3,892	9,645
Total revenues	50,700	26,379	24,321	99,519	50,042	49,477
Expenses
Rental property operating	14,780	7,785	6,995	29,719	15,346	14,373
General and administrative	1,946	2,525	(579)	4,383	4,621	(238)
Advisory fee due to affiliate	7,907	6,431	1,476	15,949	11,137	4,812
Depreciation and amortization	21,648	14,040	7,608	42,908	26,407	16,501
Total expenses	46,281	30,781	15,500	92,959	57,511	35,448
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	2,305	(18,534)	20,839	5,301	(21,938)	27,239
Realized and unrealized gain (loss) from real estate debt	746	(1,812)	2,558	343	(2,518)	2,861
(Loss) income from equity investment in unconsolidated international affiliated funds	(2,799)	4,126	(6,925)	(3,154)	4,985	(8,139)
Unrealized loss on commercial mortgage loans	(748)	(2,248)	1,500	(1,697)	(2,248)	551
Unrealized loss from interest rate derivatives	(112)	—	(112)	(112)	—	(112)
Unrealized loss on note payable	(80)	—	(80)	(110)	—	(110)
Interest income	2,216	1,177	1,039	4,100	1,507	2,593
Interest expense	(9,929)	(3,147)	(6,782)	(18,558)	(4,943)	(13,615)
Total other income (expense)	(8,401)	(20,438)	12,037	(13,887)	(25,155)	11,268
Net loss	(3,982)	(24,840)	20,858	(7,327)	(32,624)	25,297
Net loss attributable to non-controlling interests in third party joint ventures	(22)	(41)	19	(58)	(22)	(36)
Net income attributable to preferred stock	4	4	—	8	8	—
Net loss attributable to common stockholders	$(3,964)	$(24,803)	$20,839	$(7,277)	$(32,610)	$25,333
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since June 30, 2022, our rental revenues and rental property operating expenses for the three and six months ended June 30, 2023 and 2022 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2023 and 2022 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the three and six months ended June 30, 2023, income from commercial mortgage loans increased $5.2 million and $9.6 million in comparison to the corresponding periods in 2022 due to the origination of three commercial mortgages in July 2022, as well as the impact of rising interest rates.
General and Administrative Expenses
During the three and six months ended June 30, 2023, general and administrative expenses decreased by $0.6 million and $0.2 million in comparison to the corresponding periods in 2022 primarily due to disposition fees related to the sale of two mezzanine loans in 2022.
Advisory Fee Due to Affiliate
During the three and six months ended June 30, 2023, the advisory fee due to affiliate increased by $1.5 million and $4.8 million as compared to the corresponding periods in 2022 due to the growth of our NAV.
Depreciation and Amortization
During the three and six months ended June 30, 2023, depreciation and amortization increased by $7.6 million and $16.5 million, respectively, in comparison to the corresponding periods in 2022 primarily due to acquisitions of real estate.

Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities went from losses of $(18.5) million and $(21.9) million for the three and six months ended June 30, 2022, respectively, to gains of $2.3 million and $5.3 million for the three and six months ended June 30, 2023, respectively. The changes from losses to gains were driven by more favorable market conditions.
Realized and Unrealized Gain (Loss) from Real Estate Debt
Realized and unrealized gain (loss) from real estate debt went from losses of $(1.8) million and $(2.5) million for the three and six months ended June 30, 2022, respectively, to gains of $0.7 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The changes from losses to gains were driven by tightening spreads and the impact of rising interest rates on fixed-rate securities.
Unrealized Loss on Commercial Mortgage Loans
During the three and six months ended June 30, 2023, unrealized losses on commercial mortgage loans decreased $1.5 million and $0.6 million, respectively, in comparison to the corresponding periods in 2022. The decreases were primarily driven by the tightening of floating rate spreads.
Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds
Income (loss) from equity investments in unconsolidated international affiliated funds went from income of $4.1 million and $5.0 million for the three and six months ended June 30, 2022, respectively, to losses of $(2.8) million and $(3.2) million for the three and six months ended June 30, 2023, respectively. The change from income to loss was primarily driven by valuation losses in the residential and office markets for ECF, partially offset by foreign currency gains due to the strengthening of the Euro.
Interest Income
During the three and six months ended June 30, 2023, interest income increased $1.0 million and $2.6 million, respectively, compared to the corresponding periods in 2022 due to increased bond income from our CMBS investments.
Interest Expense
During the three and six months ended June 30, 2023, interest expense increased $6.8 million and $13.6 million, respectively, compared to the corresponding periods in 2022 due to additional borrowings on our credit facility, new borrowings on our mortgages and note payable, and the impact of rising interest rates.
Same Property Results of Operations
We evaluate our consolidated results of operations on a same property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same property results and are considered non-same property. We do not consider our real estate-related securities, real estate debt, commercial mortgage loans, single-family housing and International Affiliated Funds segments to be same property.
For the three months ended June 30, 2023, our same property portfolio consisted of 19 industrial, 14 healthcare, five multifamily, three office, and one retail property. For the six months ended June 30, 2023, our same property portfolio consisted of 14 healthcare, 11 industrial, five multifamily, three office, and one retail property.
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

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(3,964)	$(24,803)	$(7,277)	$(32,610)
Adjustments to reconcile to same property NOI
General and administrative	1,946	2,525	4,383	4,621
Advisory fee due to affiliate	7,907	6,431	15,949	11,137
Depreciation and amortization	21,648	14,040	42,908	26,407
Realized and unrealized (gain) loss from real estate-related securities	(2,305)	18,534	(5,301)	21,938
Income from commercial mortgage loans	(7,052)	(1,897)	(13,537)	(3,892)
Realized and unrealized (gain) loss from real estate debt	(746)	1,812	(343)	2,518
Loss (income) from equity investments in unconsolidated international affiliated funds	2,799	(4,126)	3,154	(4,985)
Unrealized loss on commercial mortgage loans	748	2,248	1,697	2,248
Unrealized loss from interest rate derivatives	112	—	112	—
Unrealized loss on note payable	80	—	110	—
Interest income	(2,216)	(1,177)	(4,100)	(1,507)
Interest expense	9,929	3,147	18,558	4,943
Loss attributable to non-controlling interests in third party joint ventures	(22)	(41)	(58)	(22)
Series A Preferred Stock	4	4	8	8
NOI	$28,868	$16,697	$56,263	$30,804
Non-same property NOI	11,512	471	26,131	2,893
Same property NOI	$17,356	$16,226	$30,132	$27,911
The following table details the components of same property NOI for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$	%	2023	2022	$	%
Same property rental revenue
Multifamily	$7,231	$6,982	$249	4%	$14,380	$13,461	$919	7%
Industrial	7,066	6,626	440	7%	9,299	8,736	563	6%
Healthcare	5,570	5,510	60	1%	11,065	10,597	468	4%
Office	2,448	2,400	48	2%	4,862	4,676	186	4%
Retail	2,299	1,622	677	42%	4,098	3,321	777	23%
Total revenues	24,614	23,140	1,474	6%	43,704	40,791	2,913	7%
Same property operating expenses
Multifamily	3,060	2,746	314	11%	6,030	5,464	566	10%
Industrial	1,728	1,911	(183)	(10)%	2,550	2,449	101	4%
Healthcare	1,472	1,332	140	11%	2,991	3,018	(27)	(1)%
Office	632	583	49	8%	1,268	1,197	71	6%
Retail	366	342	24	7%	733	752	(19)	(3)%
Total expenses	7,258	6,914	344	5%	13,572	12,880	692	5%
Same property NOI	$17,356	$16,226	$1,130	7%	$30,132	$27,911	$2,221	8%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and six months ended June 30, 2023, rental revenues increased $1.5 million and $2.9 million, respectively, across the same property portfolio as compared to the corresponding periods in 2022.
For the three months ended June 30, 2023, the increase was primarily driven by increased market rents at our same property industrial and multifamily investments, increases in recovery income at certain of our industrial and retail properties, and an increase in lease termination income at one of our retail properties.

For the six months ended June 30, 2023, the increase was primarily related to increased market rents at our same property industrial, healthcare, and multifamily investments, increases in recovery income at certain of our industrial, healthcare, and retail properties, and an increase in lease termination income at one of our retail properties.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real properties. For the three and six months ended June 30, 2023, property operating expenses increased $0.3 million and $0.7 million, respectively, across the same property portfolio as compared to the corresponding periods in 2022.
For the three months ended June 30, 2023, the increases were driven by higher real estate tax accruals at certain of our multifamily properties and higher insurance accruals at certain of our healthcare properties, partially offset by net decreases in real estate tax accruals at certain of our industrial properties.
For the six months ended June 30, 2023, the increases were driven by higher real estate tax accruals at certain of our multifamily and industrial properties, partially offset by net decreases in real estate tax accruals at certain of our healthcare properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $493.1 million of liquidity as of June 30, 2023, comprised of $219.5 million of an undrawn unsecured Revolving Credit Facility, approximately $240.3 million in investments in real estate debt securities and real estate-related equity securities and $33.3 million of unrestricted cash on hand, that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures and to pay debt service on the outstanding indebtedness we incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor and general corporate expenses.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.2 billion as of June 30, 2023.
The following table is a summary of our indebtedness as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2023	December 31, 2022
Fixed rate mortgage loans secured by our properties:
Fixed rate mortgages(3)	3.06%	2/20/2028	$175,759	$175,759	$175,884
Variable rate mortgage loans secured by our properties:
Variable rate mortgage loans	+0.70%	12/31/2032	20,870	20,870	20,173
Total mortgage loans secured by our properties				196,629	196,057
Deferred financing costs, net				(811)	(865)
Discount on assumed mortgage notes				(6,679)	(7,284)
Total net mortgage loans secured by our properties				189,139	187,908

Variable rate loans secured by other investments:
Variable rate note payable	+1.65%	4/09/2025	69,263	69,263	69,263
Total loans secured by our investments				$258,402	$257,171

Unsecured loans:
Unsecured variable rate DDTL facility	+applicable margin	9/30/2024	321,000	$101,500	$90,000
Unsecured variable rate revolving credit facility(4)	+applicable margin	9/30/2026	134,000	134,000	100,000
Total unsecured loans			455,000	235,500	190,000

Total indebtedness			$720,892	$493,902	$447,171
(1) "+" refers to the relevant floating benchmark, which include one-month SOFR and one-month CIBOR, as applicable to each secured or unsecured loan.
(2) Weighted average maturity assumes maximum maturity date.
(3) See "Note 10. Mortgages Payable" for additional information related to the Company's variable and fixed rate mortgage loans.
(4) Additional borrowing under the Company's unsecured variable rate revolving credit facility is immediately available.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During May 2023, we received repurchase requests that exceeded the 2% monthly limit under our share repurchase plan. Our board of directors, including all of our independent directors, unanimously authorized repurchases in excess of the 2% limit for May 2023 such that 100% of share repurchase requests timely received in May 2023 were satisfied. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee we pay to the Advisor, which will impact our liquidity.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities	$45,117	$33,719
Cash flows used in investing activities	(47,250)	(445,554)
Cash flows (used in) provided by financing activities	(13,520)	727,913
Net (decrease) increase in cash and cash equivalents and restricted cash	$(15,653)	$316,078
Cash flows provided by operating activities increased $11.4 million during the six months ended June 30, 2023 compared to the corresponding period in 2022. The increase was due to growth in the size of our portfolio.
Cash flows used in investing activities decreased $398.3 million during the six months ended June 30, 2023 compared to the corresponding period in 2022 due primarily to a $221.9 million decrease in acquisitions of real estate investments, a decrease in loan originations and fundings of $92.1 million, and reduced net purchases of real estate-related securities and real estate debt of $83.5 million.
Cash flows (used in) provided by financing activities decreased by $741.4 million during the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to a $533.2 million decrease in proceeds from the issuance of common stock and subscriptions received in advance, along with a decrease in proceeds from the sale of loan participations of $107.8 million, a decrease in proceeds from our note payable of $69.3 million and an increase in common stock repurchases of $152.5 million, partially offset by a decrease in net repayments on the Credit Facility of $128.5 million.
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

The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,982)	$(24,840)	$(7,327)	$(32,624)
Adjustments:
Real estate depreciation and amortization	21,648	14,040	42,908	26,407
Amount attributable to non-controlling interests for above adjustments	(88)	(22)	(179)	(55)
Funds from Operations attributable to common stockholders	17,578	(10,822)	35,402	(6,272)
Straight-line rental income	(1,132)	(439)	(2,433)	(1,056)
Amortization of above-and-below market lease intangibles	(1,027)	(1,044)	(2,056)	(1,713)
Amortization of deferred financing costs	317	—	581	—
Amortization of mortgage discount	295	—	605	—
Unrealized (gain) loss from changes in fair value of real estate-related securities	(2,718)	21,338	(6,434)	28,356
Unrealized (gain) loss from changes in fair value of real estate debt	(803)	1,812	(400)	2,514
Unrealized loss on commercial mortgage loans	748	2,248	1,697	2,248
Unrealized loss from interest rate derivatives	112	—	112	—
Unrealized loss on note payable	80	—	110	—
Amortization of restricted stock awards	53	(54)	106	39
Unrealized loss (income) from investments in international affiliated funds	3,744	(3,236)	5,461	(3,513)
Adjusted Funds from Operations attributable to stockholders	$17,247	$9,803	$32,751	$20,603
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.2096 and $0.4224 per share for the three and six months ended June 30, 2023, respectively. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share.
For the three and six months ended June 30, 2023, we declared and paid distributions of $29.9 million and $60.3 million, respectively. For the three and six months ended June 30, 2022, we declared and paid distributions in the amount of $22.8 million and $40.3 million, respectively. The June 2023 distribution was declared and paid in July 2023.

The following tables detail the aggregate distribution declared and paid for each of our share classes for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2096	$0.2096	$0.2096	$0.2096	$0.2096
Advisory fee per share of common stock	(0.0408)	(0.0375)	(0.0376)	(0.0365)	(0.0249)
Stockholder servicing fee per share of common stock	(0.0266)	(0.0269)	(0.0077)	—	—
Net distribution per share of common stock	$0.1422	$0.1452	$0.1643	$0.1731	$0.1847

	Six Months Ended June 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.4224	$0.4224	$0.4224	$0.4224	$0.4224
Advisory fee per share of common stock	(0.0784)	(0.0746)	(0.0752)	(0.0741)	(0.0458)
Stockholder servicing fee per share of common stock	(0.0534)	(0.0536)	(0.0154)	—	—
Net distribution per share of common stock	$0.2906	$0.2942	$0.3318	$0.3483	$0.3766
The following tables summarizes our distributions declared and paid during the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$15,910	53.19%	$15,011	65.86%
Reinvested in shares	14,001	46.81%	7,782	34.14%
Total distributions	$29,911	100.00%	$22,793	100.00%
Sources of distributions
Cash flows from operating activities	$28,020	93.68%	$10,107	44.34%
Debt and financing proceeds	1,891	6.32%	12,686	55.66%
Total sources of distributions	$29,911	100.00%	$22,793	100.00%
Total cash flows from operating activities	$28,020		$10,107

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$32,454	53.85%	$25,798	63.99%
Reinvested in shares	27,819	46.15%	14,518	36.01%
Total distributions	$60,273	100.00%	$40,316	100.00%
Sources of distributions
Cash flows from operating activities	$45,117	74.85%	$33,719	83.64%
Debt and financing proceeds	15,156	25.15%	6,597	16.36%
Total sources of distributions	$60,273	100.00%	$40,316	100.00%
Total cash flows from operating activities	$45,117		$33,719

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2023 ($ and shares in thousands, except per share data):

Components of NAV	June 30, 2023
Investments in real property	$2,218,401
Investments in commercial mortgage loans	170,389
Investments in real estate-related securities	128,557
Investments in international affiliated funds	122,618
Investments in real estate-related debt	111,741
Cash and cash equivalents	32,496
Restricted cash	26,508
Other assets	12,082
Debt obligations	(482,250)
Subscriptions received in advance	(25,506)
Other liabilities	(83,073)
Stockholder servicing fees payable the following month(1)	(561)
Non-controlling interests in joint ventures	(5,191)
Net Asset Value	$2,226,211
Net Asset Value attributable to preferred stock	$125
Net Asset Value attributable to common stockholders	$2,226,086
Number of outstanding shares of common stock	180,481
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2023, we have accrued under GAAP approximately $46.7 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2023 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$212,040	$548,018	$91,837	$994,809	$379,382	$2,226,086
Number of outstanding shares	17,241	45,057	7,449	81,003	29,731	180,481
NAV per share as of June 30, 2023	$12.30	$12.16	$12.33	$12.28	$12.76
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.64%	5.56%
Multifamily	6.39	5.11
Office	7.36	6.67
Healthcare	7.06	6.10
Retail	6.39	5.64
Self-Storage	7.22	5.52
Single-Family Housing	7.00	5.36

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single Family Housing Investment Values
Discount Rate	0.25% decrease	2.00%	1.93%	1.91%	1.98%	1.95%	1.87%	2.07%
(weighted average)	0.25% increase	(1.97)%	(1.91)%	(1.82)%	(1.92)%	(1.86)%	(1.87)%	(2.07)%
Exit Capitalization Rate	0.25% decrease	3.16%	3.29%	2.52%	2.91%	2.88%	2.95%	2.76%
(weighted average)	0.25% increase	(3.00)%	(3.03)%	(2.26)%	(2.69)%	(2.63)%	(2.64)%	(2.76)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2023
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under US GAAP	$1,783,537
Redeemable non-controlling interest	432
Total partners' capital of Nuveen OP	1,783,969
Adjustments:
Organization and offering costs(1)	3,082
Accrued stockholder servicing fees(2)	46,090
Unrealized net real estate and real estate debt appreciation(3)	230,827
Accumulated depreciation and amortization(4)	174,118
Straight-line rent receivable	(11,875)
Net Asset Value	$2,226,211
(1) The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion. As of June 30, 2023, we have reimbursed the Advisor $1.5 million for such costs.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after June 30, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$501,392	$203	$127,791	$249,280	$124,118
Organization and offering costs	3,082	711	2,134	237	—
Interest expense(1)	75,370	24,095	34,389	10,649	6,237
Ground leases(2)	18,212	373	751	774	16,314
Total	$598,056	$25,382	$165,065	$260,940	$146,669
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the Credit Facility and note payable for the three and six months ended June 30, 2023 were 6.63% and 6.18%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate our risk to the exposure of interest risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2023, the outstanding principal balance of our variable rate indebtedness was $304.8 million and consisted of our Credit and DDTL Facility and Note Payable, which is indexed to one-month US Dollar-denominated SOFR.

The Credit and DDTL Facility, along with our Note Payable, are variable rate and are indexed to the one-month U.S. dollar denominated SOFR. For the three and six months ended June 30, 2023, a 10 basis point increase in the one-month U.S. denominated SOFR would have resulted in increased interest expense of approximately $0.1 million and $0.2 million, respectively.

Certain of our mortgage loans are variable and indexed to the three-month Copenhagen Interbank Offered Rate (“CIBOR”). We have executed interest rate swaps with an aggregate notional amount of DKK 142,452 as of June 30, 2023 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2023, a 10 basis point increase in the three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of June 30, 2023.

Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of June 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We have sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons as set forth in the table below. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder.

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
June 1, 2023	490,061	$6,071,855
Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of shares will be limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the three months ended June 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2023	2,778,096	1.5132%	$12.38	2,778,096	—
May 2023(3)	3,878,349	2.1046%	12.34	3,878,349	—
June 2023	2,385,030	1.2850%	12.25	2,385,030	—
	9,041,475	N/M	$12.32	9,041,475	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
(3) The board of directors, including a majority of independent directors, unanimously authorized repurchases in excess of the 2% limit for May 2023 such that 100% of share repurchase requests timely received in May 2023 were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws of Nuveen Global Cities REIT, Inc. (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference)

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: August 11, 2023