Form 10-Q
period 2023-09-30
Nuveen Global Cities REIT, Inc.
filed 2023-11-09
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 9, 2023, there were 16,928,096 outstanding shares of Class T common stock, 45,134,864 outstanding shares of Class S common stock, 7,406,568 outstanding shares of Class D common stock, 82,259,233 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,740,171	$1,760,484
Investments in commercial mortgage loans, at fair value	351,524	343,970
Investments in international affiliated funds	116,619	127,224
Investments in real estate debt, at fair value	114,391	98,252
Investments in real estate-related securities, at fair value	105,166	116,164
Intangible assets, net	103,762	122,991
Cash and cash equivalents	30,061	43,073
Restricted cash	21,256	32,348
Other assets	40,480	26,355
Total assets	$2,623,430	$2,670,861
Liabilities and Equity
Credit facility	$246,000	$190,000
Mortgages payable, net	188,692	187,908
Loan participations, at fair value	180,080	175,830
Accounts payable, accrued expenses and other liabilities	90,257	74,571
Note payable, at fair value	69,160	69,030
Due to affiliates	48,994	50,637
Intangible liabilities, net	35,710	40,232
Subscriptions received in advance	20,315	31,147
Distributions payable	9,790	10,065
Total liabilities	888,998	829,420
Redeemable non-controlling interest	419	610
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 16,809,755 and 17,285,298 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	168	172
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 44,830,697 and 45,277,146 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	448	453
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,543,654 and 8,009,944 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	75	79
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 81,486,190 and 79,727,458 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	815	799
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	297	297
Additional paid-in capital	2,068,242	2,060,366
Accumulated deficit and cumulative distributions	(333,718)	(220,425)
Accumulated other comprehensive loss	(6,272)	(5,137)
Total stockholders' equity	1,730,180	1,836,729
Non-controlling interests attributable to third party joint ventures	3,833	4,102
Total equity	1,734,013	1,840,831
Total liabilities and equity	$2,623,430	$2,670,861
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$43,384	$31,427	$129,366	$77,577
Income from commercial mortgage loans	7,471	5,587	21,008	9,479
Total revenues	50,855	37,014	150,374	87,056
Expenses
Rental property operating	14,977	10,040	44,696	25,386
General and administrative	2,641	2,491	7,024	7,112
Advisory fee due to affiliate	7,847	7,583	23,796	18,720
Depreciation and amortization	21,047	17,357	63,955	43,764
Total expenses	46,512	37,471	139,471	94,982
Other income (expense)
Realized and unrealized loss from real estate-related securities	(9,609)	(10,663)	(4,308)	(32,601)
Realized and unrealized loss from real estate debt	(708)	(819)	(365)	(3,337)
(Loss) income from equity investments in unconsolidated international affiliated funds	(2,870)	436	(6,024)	5,421
Unrealized gain (loss) on commercial mortgage loans	431	670	(1,266)	(1,578)
Unrealized gain from interest rate derivatives	136	—	24	—
Unrealized loss on note payable	(20)	—	(130)	—
Interest income	2,381	1,541	6,481	3,048
Interest expense	(10,788)	(4,685)	(29,346)	(9,628)
Total other income (expense)	(21,047)	(13,520)	(34,934)	(38,675)
Net loss	$(16,704)	$(13,977)	$(24,031)	$(46,601)
Net loss attributable to non-controlling interests in third party joint ventures	(21)	(25)	(79)	(47)
Net income attributable to preferred stock	3	3	11	11
Net loss attributable to common stockholders	$(16,686)	$(13,955)	$(23,963)	$(46,565)
Net loss per share of common stock - basic and diluted	$(0.09)	$(0.08)	$(0.13)	$(0.33)
Weighted-average shares of common stock outstanding, basic and diluted	180,218,154	166,094,422	181,065,611	142,141,411

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(16,704)	$(13,977)	$(24,031)	$(46,601)
Other comprehensive loss:
Foreign currency translation adjustment	(2,757)	(5,386)	(1,135)	(11,820)
Comprehensive loss	(19,461)	(19,363)	(25,166)	(58,421)
Comprehensive loss attributable to non-controlling interests in third party joint ventures	(21)	(25)	(79)	(47)
Comprehensive income attributable to preferred stock	3	3	11	11
Comprehensive loss attributable to common stockholders	$(19,443)	$(19,341)	$(25,098)	$(58,385)

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended September 30, 2023
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2023	$125	$172	$450	$74	$811	$297	$2,068,876	$(287,652)	$(3,515)	$1,779,638	$3,899	$1,783,537
Issuance of 5,863,297 shares of common stock (net of $249 of offering costs) (a)	—	(4)	10	3	49	—	72,077	—	—	72,135	—	72,135
Distribution reinvestment	—	1	3	1	6	—	12,727	—	—	12,738	—	12,738
Common stock repurchased	—	(1)	(15)	(3)	(51)	—	(85,542)	—	—	(85,612)	—	(85,612)
Amortization of restricted stock grants	—	—	—	—	—	—	91	—	—	91	—	91
Net income (loss)	3	—	—	—	—	—	—	(16,686)	—	(16,683)	(21)	(16,704)
Distributions on common stock	—	—	—	—	—	—	—	(29,380)	—	(29,380)	—	(29,380)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Distributions on Series A preferred stock	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,757)	(2,757)	—	(2,757)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	13	—	—	13		13
Balance at September 30, 2023	$125	$168	$448	$75	$815	$297	$2,068,242	$(333,718)	$(6,272)	$1,730,180	$3,833	$1,734,013

Three Months Ended September 30, 2022
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2022	$126	$147	$388	$73	$627	$297	$1,714,792	$(140,393)	$(6,673)	$1,569,384	$813	$1,570,197
Issuance of 16,168,755 shares of common stock (net of $500 of offering costs)	—	19	40	6	98	—	207,550	—	—	207,713	—	207,713
Distribution reinvestment	—	1	2	—	5	—	11,831	—	—	11,839	—	11,839
Common stock repurchased	—	(1)	(2)	—	(4)	—	(7,627)	—	—	(7,634)	—	(7,634)
Amortization of restricted stock grants	—	—	—	—	—	—	66	—	—	66	—	66
Net income (loss)	3	—	—	—	—	—	—	(13,955)	—	(13,952)	(25)	(13,977)
Distributions on common stock	—	—	—	—	—	—	—	(28,447)	—	(28,447)	—	(28,447)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	3,347	3,347
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Distributions on Series A preferred stock	(1)	—	—	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,386)	(5,386)	—	(5,386)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(238)	—	—	(238)	—	(238)
Balance at September 30, 2022	$128	$166	$428	$79	$726	$297	$1,926,374	$(182,795)	$(12,059)	$1,733,344	$4,115	$1,737,459
(a)Common stock issuance includes transfers and conversions between share classes; see Note 18.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Nine Months Ended September 30, 2023
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2022	$125	$172	$453	$79	$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Issuance of 18,364,456 shares of common stock (net of $890 of offering costs) (a)	—	(1)	45	4	136	—	229,093	—	—	229,277	—	229,277
Distribution reinvestment	—	3	9	2	18	—	40,525	—	—	40,557	—	40,557
Common stock repurchased	—	(6)	(59)	(10)	(138)	—	(262,130)	—	—	(262,343)	—	(262,343)
Amortization of restricted stock grants	—	—	—	—	—	—	197	—	—	197	—	197
Net income (loss)	11	—	—	—	—	—	—	(23,963)	—	(23,952)	(79)	(24,031)
Distributions on common stock	—	—	—	—	—	—	—	(89,330)	—	(89,330)	—	(89,330)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(190)	(190)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,135)	(1,135)	—	(1,135)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	191	—	—	191	—	191
Balance at September 30, 2023	$125	$168	$448	$75	$815	$297	$2,068,242	$(333,718)	$(6,272)	$1,730,180	$3,833	$1,734,013

Nine Months Ended September 30, 2022
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2021	$126	$92	$238	$46	$316	$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Issuance of 70,107,525 shares of common stock (net of $737 of offering costs)	—	73	189	33	407	—	875,259	—	—	875,961	—	875,961
Distribution reinvestment	—	2	6	1	11	—	26,337	—	—	26,357	—	26,357
Common stock repurchased	—	(1)	(5)	(1)	(8)	—	(17,836)	—	—	(17,851)	—	(17,851)
Amortization of restricted stock grants	—	—	—	—	—	—	105	—	—	105	—	105
Net income (loss)	11	—	—	—	—	—	—	(46,565)	—	(46,554)	(47)	(46,601)
Distributions on common stock	—	—	—	—	—	—	—	(72,272)	—	(72,272)	—	(72,272)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	3,347	3,347
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Distributions on Series A preferred stock	(9)	—	—	—	—	—	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(11,820)	(11,820)	—	(11,820)
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	(564)	—	—	(564)	—	(564)
Balance at September 30, 2022	$128	$166	$428	$79	$726	$297	$1,926,374	$(182,795)	$(12,059)	$1,733,344	$4,115	$1,737,459
(a)Common stock issuance includes transfers and conversions between share classes; see Note 18.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,031)	$(46,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,955	43,764
Unrealized (gain) loss on changes in fair value of real estate-related securities	(1,142)	39,569
Realized loss (gain) on sale of real estate-related securities	9,050	(4,231)
Unrealized loss on changes in fair value of real estate debt	296	3,333
Unrealized loss on changes in fair value of note payable	130	—
Unrealized loss on changes in fair value of commercial mortgage loans	1,266	1,578
Unrealized gain on changes in fair value of interest rate derivatives	(24)	—
Realized loss on sale of real estate debt	69	4
Loss (income) from equity investments in unconsolidated international affiliated funds	6,024	(5,421)
Income distributions from equity investments in unconsolidated international affiliated funds	3,394	1,688
Straight line rent adjustment	(3,321)	(1,829)
Amortization of above and below-market lease intangibles	(3,087)	(2,494)
Amortization of deferred financing costs	900	571
Amortization of mortgage discount	899	—
Amortization of restricted stock grants	197	105
Change in assets and liabilities:
(Increase) decrease in other assets	(11,804)	3,207
Increase in accounts payable, accrued expenses and other liabilities	15,710	21,839
Net cash provided by operating activities	58,481	55,082
Cash flows from investing activities:
Acquisitions of real estate	(13,759)	(691,679)
Origination and fundings of commercial mortgage loans	(4,570)	(253,032)
Capital improvements to real estate	(11,747)	(6,593)
Purchase of real estate-related securities	(65,431)	(79,065)
Proceeds from sale of real estate-related securities	68,521	44,362
Purchases of real estate debt	(33,823)	(81,615)
Proceeds from sale of real estate debt	17,319	1,165
Net cash used in investing activities	(43,490)	(1,066,457)
Cash flows from financing activities:
Proceeds from issuance of common stock	189,009	792,544
Repurchase of common stock	(253,218)	(14,502)
Offering costs paid	(943)	(737)
Borrowings under credit facility	104,500	222,000
Repayments on credit facility	(48,500)	(235,000)
Payments on mortgages payable	(305)	—
Proceeds from note payable	—	69,263
Payment of deferred financing costs	—	(194)
Proceeds from sale of loan participations	—	174,016
Contributions from non-controlling interests in third party joint ventures	—	3,347
Payment of offering and organization costs due to affiliate	(704)	(627)
Distributions to preferred stockholders	(11)	(9)
Distributions to non-controlling interests in third party joint ventures	(190)	(20)
Subscriptions received in advance	20,315	65,432
Distributions	(49,048)	(41,469)
Net cash (used in) provided by financing activities	(39,095)	1,034,044
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(24,104)	22,669
Cash and cash equivalents and restricted cash, beginning of period	75,421	130,576
Cash and cash equivalents and restricted cash, end of period	$51,317	$153,245

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$30,061	$86,754
Restricted cash	21,256	66,491
Total cash and cash equivalents and restricted cash	$51,317	$153,245
Supplemental disclosures:
Interest paid	$31,146	$7,111
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(79)	$8,985
Accrued capital expenditures	$(3,619)	$9,194
Non-cash financing activities:
Assumption of mortgages payable in conjunction with acquisitions of investments in real estate	$—	$62,132
Accrued distributions	$275	$(4,446)
Accrued stockholder servicing fees	$(939)	$19,972
Distribution reinvestments	$40,557	$26,357
Allocation to redeemable non-controlling interests	$(191)	$564
Fundings of commercial mortgage loans through increases in loan participations	$4,870	$—
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
As of September 30, 2023, the Company had received aggregate net proceeds of $2.2 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering and in unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the related notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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

Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
Each of the Company’s joint ventures is considered to be a VIE or VOE. The Company consolidates these entities because it has the ability to direct the most significant activities of the joint ventures, including unilateral decision-making on the disposition of the investments.
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
As of September 30, 2023, and December 31, 2022, the total assets and liabilities of the Company’s consolidated VIEs were $49.8 million and $30.4 million, and $51.2 million and $30.2 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
The Company has limited contractual rights to obtain the financial records of certain of its consolidated single-family housing, retail, student housing, self-storage and direct international portfolios from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for the portfolios based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 20 days after the end of any given period. As a result, these activities are generally included in the Company's consolidated financial statements on a one-month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.
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
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
The Company’s management reviews the Company's real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
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

Investments in International Affiliated Funds
The Company reports its investment in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, foreign currency translation adjustments, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with GAAP) and is reported as Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from the investment in the International Affiliated Funds are accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company's Consolidated Balance Sheets.
The Company uses the cumulative earnings approach to classify its distributions received from equity method investments. Under the cumulative earnings approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns on investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and classified as cash inflows from investing activities.
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
Note Payable
The Company finances the acquisition of certain mortgage loans through the use of "note-on-note" transactions in which the Company pledges mortgage loans as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. These "note-on-note" transactions are recorded in Note Payable, at Fair Value on the Consolidated Balance Sheets and are carried at fair value through the adoption of the fair value option allowed under ASC 825.
Financing costs related to the Company's note payable are expensed as incurred and recorded in Interest Expense on the Consolidated Statements of Operations.

Deferred Charges
The Company's deferred charges include financing and leasing costs. Financing costs include legal, structuring and other loan costs incurred by the Company for its financing arrangements.
Deferred financing costs related to the Credit Facility (as defined herein) are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and are amortized on a straight-line basis over the term of the Credit Facility, which approximates the effective interest method. Unamortized deferred financing costs are charged to interest expense upon early repayment or significant modification of the Credit Facility and fully amortized deferred financing costs are removed from the books upon the maturity of the Credit Facility.
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
Deferred leasing costs, which consist primarily of brokerage and legal fees, incurred in connection with new leases, are recorded as a component of Intangible Assets, Net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease. Unamortized deferred leasing costs are charged to amortization expense upon early termination or significant modification of the leases and fully amortized deferred leasing costs are removed from the books upon lease expiration.
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
The Company’s investments in commercial mortgage loans consist of floating rate senior and mezzanine loans the Company originated and have been classified as Level 3. The commercial mortgage loans are carried at fair value based on significant unobservable inputs.
The Company's loan participations and note payable are carried at fair value based on significant unobservable inputs and have been classified as Level 3.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$105,166	$—	$—	$105,166	$116,164	$—	$—	$116,164
Investments in real estate debt	—	114,391	—	114,391	—	98,252	—	98,252
Investments in commercial mortgage loans	—	—	351,524	351,524	—	—	343,970	343,970
Interest rate derivatives(1)	—	24	—	24	—	—	—	—
Total	$105,166	$114,415	$351,524	$571,105	$116,164	$98,252	$343,970	$558,386

Liabilities:
Loan participations	$—	$—	$180,080	$180,080	$—	$—	$175,830	$175,830
Note payable	—	—	69,160	69,160	—	—	69,030	69,030
Total	$—	$—	$249,240	$249,240	$—	$—	$244,860	$244,860
(1) Included in Other Assets in the Company's Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2022	$343,970		$175,830		$69,030
Additional fundings	9,440	(a)	4,870	(a)	—
Net unrealized loss on assets	(1,886)	(b)	—		—
Net unrealized (gain) loss on liabilities	—		(620)	(b)	130
Balance as of September 30, 2023	$351,524		$180,080		$69,160
(a) Includes additional fundings on commercial mortgage loans of $4.5 million combined with additional fundings of $4.9 million associated with loan participations.
(b) Unrealized Loss on Commercial Mortgage Loans of $1.3 million reported on the Company's Consolidated Statements of Operations for the nine months ended September 30, 2023 includes unrealized losses of $1.9 million associated with commercial mortgage loans, net of unrealized gains of $0.6 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of September 30, 2023.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% - 9.55% (4.10%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% - 3.75% (2.63%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 1.75% (1.75%)

(1) Secured Overnight Financing Rate ("SOFR") as of September 30, 2023 was 5.3%.
As of September 30, 2023, the carrying value of the Company's credit facility approximated fair value. The fair value of the Company's mortgages payable was $174.3 million and $178.6 million as of September 30, 2023 and December 31, 2022, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental Revenue — consists primarily of base rent arising from tenant operating leases at the Company’s properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes in rental revenue its tenant reimbursement income, which consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of September 30, 2023, the Company did not have any nonaccrual mortgage loans.
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
Restricted Cash
As of September 30, 2023, the Company had $21.3 million of restricted cash. The restricted cash consisted of $1.0 million of tenant security deposits and $20.3 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with its taxable year ended December 31, 2018, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its stockholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years.
The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The Company’s dealings with the TRSs must be arm’s length in nature or be permitted under the Code. Otherwise, the Company may be subject to 100% penalty tax, or its TRSs may be denied deductions. A domestic TRS is subject to U.S. corporate federal income tax and state income or franchise tax. A Cayman Islands TRS is not subject to U.S. corporate federal income tax or Cayman Islands taxes. As of September 30, 2023, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company's ownership of the securities of its

TRSs to no more than 20% of the value of the Company's total assets. For the three and nine months ended September 30, 2023, the Company incurred federal income tax expense related to the TRSs of $0.1 million and $0.3 million, respectively.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. Interest and penalties related to unrecognized tax positions are included in income tax expense, and no amount has been accrued. Income tax returns for tax years 2019 through 2022 remain subject to governmental examination.
Deferred Taxes
As of September 30, 2023, the Company had a deferred tax liability of $2.7 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between acquisition cost and current tax basis, and was assumed during the acquisition of the multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023.The Company's NAV reached $1.0 billion in October 2021 and as of September 30, 2023, the Company had reimbursed the Advisor $1.8 million of such costs.
The Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $2.8 million and $3.6 million remained outstanding as of September 30, 2023 and December 31, 2022, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and nine months ended September 30, 2023, the Company charged $0.2 million and $0.9 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF are measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses and unrealized appreciation or depreciation, has been translated using the weighted average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The financial position and results of operations of the Company's wholly-owned multifamily property located in Copenhagen, Denmark ("CASA Nord") are measured using the local currency (Danish Krone) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss) has been translated using the weighted average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income (Loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $2.8 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. Foreign currency translation adjustments resulted in other comprehensive losses of approximately $5.4 million and $11.8 million for the three and nine months ended September 30, 2022, respectively.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 to December 31, 2022. Management adopted the guidance and it did not have a material impact to the Company.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	$1,542,436	$1,522,540
Land and land improvements	315,439	312,989
Furniture, fixtures and equipment	14,850	13,285
Total	1,872,725	1,848,814
Accumulated depreciation	(132,554)	(88,330)
Investments in real estate, net	$1,740,171	$1,760,484
For the three and nine months ended September 30, 2023, depreciation expense was $14.7 million and $44.2 million, respectively. For the three and nine months ended September 30, 2022, depreciation expense was $11.7 million and $28.4 million, respectively.
During the nine months ended September 30, 2023, the Company acquired one self-storage property.
The following table provides details of the property acquired during the nine months ended September 30, 2023 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Self-Storage	$13,759	1	1	716 Units
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The following table summarizes the purchase price allocation for the property acquired during the nine months ended September 30, 2023 ($ in thousands):

Amount
Building and building improvements	$10,306
Land and land improvements	2,258
In-place lease intangibles	704
Furniture, fixtures and equipment	491
Total purchase price	$13,759

Note 4. Investments in Real Estate-Related Securities
As of September 30, 2023 and December 31, 2022, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities as of September 30, 2023 ($ in thousands):

Investments in Real Estate-Related Securities
Balance as of December 31, 2022	$116,164
Additions	65,431
Disposals	(68,521)
Unrealized gains	1,142
Realized losses	(9,050)
Balance at September 30, 2023	$105,166
The following table summarizes the components of Realized and Unrealized Income (Loss) from Real Estate-Related Securities during the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized (losses) gains	$(5,292)	$(11,213)	$1,142	$(39,569)
Realized (losses) gains	(5,453)	(641)	(9,050)	4,231
Dividend income	1,136	1,191	3,600	2,737
Total	$(9,609)	$(10,663)	$(4,308)	$(32,601)
Note 5. Investments in Real Estate Debt

The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	September 30, 2023
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.88%	10/2/2043	$19,266	$17,780	$15,392
CMBS - Floating	7.66%	3/23/2037	103,631	101,047	98,999
Total	7.07%	4/19/2038	$122,897	$118,827	$114,391

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.83%	9/25/2043	$19,541	$18,324	$17,157
CMBS - Floating	6.48%	4/28/2037	86,035	84,068	81,095
Total	5.99%	7/05/2038	$105,576	$102,392	$98,252
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company's Investments in Real Estate Debt ($ in thousands):

	September 30, 2023			December 31, 2022
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$41,130	$40,831	35.7%	$31,069	$29,979	30.5%
Multifamily	18,621	17,948	15.7%	17,457	17,083	17.3%
Office	10,391	8,653	7.6%	13,148	12,194	12.4%
Diversified	10,289	9,401	8.2%	10,833	10,179	10.4%
Retail	8,188	8,127	7.1%	4,245	4,106	4.2%
Hotel	7,996	7,852	6.9%	4,798	4,637	4.7%
Cold Storage	6,844	6,883	6.0%	9,799	9,664	9.8%
Manufactured Housing	4,625	4,726	4.1%	3,149	3,148	3.2%
Net Lease	3,861	3,390	3.0%	3,907	3,493	3.6%
Self-Storage	3,647	3,551	3.1%	2,494	2,330	2.4%
Life Science	3,235	3,029	2.6%	1,493	1,439	1.5%
Total	$118,827	$114,391	100.0%	$102,392	$98,252	100.0%

The following table details the credit rating of the Company's Investments in Real Estate Debt ($ in thousands):

	September 30, 2023			December 31, 2022
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$8,094	$7,949	6.9%	$3,528	$3,347	3.4%
AA	8,640	8,653	7.6%	9,903	9,861	10.0%
A	26,532	25,602	22.4%	25,406	24,364	24.8%
BBB	70,936	68,499	59.8%	60,856	58,254	59.3%
BB	4,090	3,381	3.0%	2,164	2,021	2.1%
B	535	307	0.3%	535	405	0.4%
Total	$118,827	$114,391	100.0%	$102,392	$98,252	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt as of September 30, 2023 ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$98,252
Additions	33,823
Disposals	(17,319)
Unrealized losses	(296)
Realized losses	(69)
Balance at September 30, 2023	$114,391
Note 6. Investment in International Affiliated Funds
Investment in ECF:
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield.
The Company invested approximately $79 million (€70 million) and has a 6% ownership in ECF as of September 30, 2023.

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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF as of September 30, 2023 ($ in thousands):

Investment in ECF
Balance as of December 31, 2022	$78,353
Income distributions	(2,510)
Loss from equity investment in unconsolidated international affiliated fund	(7,915)
Foreign currency translation adjustment	(1,187)
Balance at September 30, 2023	$66,741
Loss from equity investments in unconsolidated international affiliated funds from ECF for the three and nine months ended September 30, 2023 was $1.6 million and $7.9 million, respectively. Income from equity investments in unconsolidated international affiliated funds from ECF for the three and nine months ended September 30, 2022 was $2.3 million and $6.1 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and has a 6% ownership in APCF as of September 30, 2023. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF as of September 30, 2023 ($ in thousands):

Investment in APCF
Balance as of December 31, 2022	$48,871
Income distributions	(884)
Income from equity investment in unconsolidated international affiliated fund	1,891
Balance at September 30, 2023	$49,878
(Loss) income from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2023 was ($1.2) million and $1.9 million, respectively. Loss from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2022 was $1.9 million and $0.7 million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of September 30, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$64,095	$62,730
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,365	$20,714
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,990
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,300
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$72,803	$73,050
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,268	$22,680
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,360
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,960
Luxe Scottsdale(1)	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,109	$16,740
Total										$351,524
(1) During the year ended December 31, 2022, the Company sold four senior loans to unaffiliated parties, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. The senior loan sales, with the exception of Luxe Scottsdale, did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.

For the three and nine months ended September 30, 2023, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.4 million and $(1.3) million, respectively. For the three and nine months ended September 30, 2022, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.7 million and $(1.6) million, respectively.
For the three and nine months ended September 30, 2023, the Company recognized interest income from its investments in commercial mortgage loans of $7.5 million and $21.0 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized interest income and loan origination fee income from its investments in commercial mortgage loans of $5.6 million and $9.5 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans as of September 30, 2023 ($ in thousands):

Investments in Commercial Mortgage Loans
Balance as of December 31, 2022	$343,970
Additional fundings (1)	9,440
Net unrealized loss (2)	(1,886)
Balance as of September 30, 2023	$351,524
(1) Includes additional fundings on commercial mortgage loans of $4.5 million combined with additional fundings of $4.9 million associated with loan participations.
(2) Unrealized Loss on Commercial Mortgage Loans of $1.3 million reported on the Company's Consolidated Statements of Operations for the nine months ended September 30, 2023 includes unrealized losses of $1.9 million associated with commercial mortgage loans, net of unrealized gains of $0.6 million associated with loan participations.
Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$96,026	$95,325
Above-market lease intangibles	13,030	13,030
Leasing commissions	43,546	41,757
Other intangibles	18,300	18,881
Total intangible assets	170,902	168,993
Accumulated amortization:
In-place lease intangibles	(46,027)	(33,200)
Above-market lease intangibles	(2,378)	(943)
Leasing commissions	(13,554)	(9,034)
Other intangibles	(5,181)	(2,825)
Total accumulated amortization	(67,140)	(46,002)
Intangible assets, net	$103,762	$122,991
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	12,075	7,553
Intangible liabilities, net	$(35,710)	$(40,232)
Amortization expense relating to intangible assets was $6.9 million and $21.1 million, respectively, for the three and nine months ended September 30, 2023, which includes above-market lease amortization of $0.5 million and $1.4 million, respectively, that is recorded to Rental Revenue on the Consolidated Statements of Operations. Amortization expense relating to intangible assets was $6.0 million and $15.7 million, respectively, for the three and nine months ended September 30, 2022, which includes above-market lease amortization of $0.3 million for each period, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.5 million and $4.5 million, respectively, for the three and nine months ended September 30, 2023. Income from the amortization of intangible liabilities was $1.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2022.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2023 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2023 (Remaining)	$3,814	$469	$1,487	$720	$(1,505)
2024	10,772	1,849	5,610	2,661	(5,472)
2025	8,687	1,784	5,043	2,343	(5,019)
2026	6,437	1,727	4,230	1,861	(4,528)
2027	5,070	1,687	3,535	1,474	(3,922)
Thereafter	15,219	3,136	10,087	4,060	(15,264)
Total	$49,999	$10,652	$29,992	$13,119	$(35,710)
As of September 30, 2023, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 3, 6, 7, 9 and 12 years, respectively.
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
On September 30, 2021, Wells Fargo Bank, N.A., the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, consisting of a $235.0 million revolving facility, and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026.
On February 17, 2023, the Company amended its Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, consisting of a $321.0 million Credit Facility and a DDTL Facility of $134.0 million, with an accordion feature that may increase aggregate commitments up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% ("Adjusted Term SOFR"), plus applicable margin under the existing margin, with all other terms remaining the same.
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of September 30, 2023.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2023	December 31, 2022
Revolving facility	S+applicable margin(1)	September 30, 2024	$321,000	$112,000	$90,000
DDTL facility	S+applicable margin(2)	September 30, 2026	134,000	134,000	100,000
Credit facility			$455,000	$246,000	$190,000
(1) The weighted-average interest rates for the three and nine months ended September 30, 2023 for the Revolving facility were 6.79% and 6.47%, respectively.
(2) The weighted-average interest rates for the three and nine months ended September 30, 2023 for the DDTL facility were 6.82% and 6.36%, respectively.

As of September 30, 2023, the Company had $246.0 million in borrowings and had outstanding accrued interest of $1.2 million under the Credit Facility. For the three and nine months ended September 30, 2023, the Company incurred $4.2 million and $10.4 million, respectively, in interest expense under the Credit Facility. For the three and nine months ended September 30, 2022, the Company incurred $1.8 million and $4.0 million, respectively, in interest expense under the Credit Facility.
As of September 30, 2023, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of September 30, 2023 ($ in thousands):

Year	Credit Facility
2023 (Remaining)	$—
2024	112,000
2025	—
2026	134,000
2027	—
Thereafter	—
Total	$246,000
Note 10. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,394	69,634
Total fixed rate mortgages payable				175,644	175,884
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	20,210	20,173
Total mortgages payable				195,854	196,057
Deferred financing costs, net				(776)	(865)
Discount on assumed mortgage notes				(6,386)	(7,284)
Mortgages payable, net				$188,692	$187,908
(1) The term "C" refers to the relevant floating benchmark rates, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR") for the CASA Nord variable rate mortgage payable.
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of September 30, 2023, the Company had outstanding accrued interest of $0.5 million on mortgages payable. For the three and nine months ended September 30, 2023, the Company incurred $1.5 million and $4.6 million, respectively, in interest expense on mortgages payable. For the three and nine months ended September 30, 2022, the Company incurred $0.8 million and $2.4 million, respectively, in interest expense on mortgages payable.
The following table presents the future principal payments due under the mortgages payable as of September 30, 2023 ($ in thousands):

Year	Mortgages Payable
2023 (Remaining)	$89
2024	542
2025	1,486
2026	54,639
2027	15,641
Thereafter	123,457
Total	$195,854

Note 11. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of September 30, 2023, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of September 30, 2023, the total principal amount of the note was $69.3 million and the Company had $0.3 million in accrued interest outstanding. Interest expense incurred for the three and nine months ended September 30, 2023 was $1.3 million and $3.5 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and nine months ended September 30, 2022 was $0.7 million and $0.8 million, respectively, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company's note payable balance as of September 30, 2023 ($ in thousands):

Note Payable
Balance as of December 31, 2022	$69,030
Net unrealized loss	130
Balance as of September 30, 2023	$69,160
The following table presents the future principal payments due under the Note Payable as of September 30, 2023 ($ in thousands):

Year	Note Payable(1)
2023 (Remaining)	$—
2024	—
2025	69,263
2026	—
2027	—
Thereafter	—
Total	$69,263
(1) The weighted-average interest rate on the note payable for the three and nine months ended September 30, 2023 was 7.07% and 6.65%, respectively.
Note 12. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2023	December 31, 2022
Receivables	$17,720	$7,788
Straight-line rent receivable	12,763	9,442
Prepaid expenses	3,592	2,057
Right-of-use asset - finance leases	2,466	2,531
Right-of-use asset - operating lease	2,076	2,123
Deferred financing costs on credit facility, net	1,201	1,140
Other	662	1,274
Total	$40,480	$26,355

The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities ($ in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$27,671	$29,343
Common stock repurchases	21,494	12,637
Real estate taxes payable	13,902	6,794
Tenant security deposits	7,429	6,531
Deferred tax liability	2,725	2,273
Lease liability - finance leases	2,524	2,531
Lease liability - operating lease	2,153	2,123
Accrued interest expense	1,994	3,794
Prepaid rental income	1,936	2,332
Other	8,429	6,213
Total	$90,257	$74,571
Note 13. Related Party Transactions
Advisory Fees
Pursuant to the advisory agreement among the Company, Nuveen OP, and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Advisor receives fees, payable monthly in arrears, in connection with the management of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
As of September 30, 2023 and December 31, 2022, the Company had accrued advisory fees of $2.0 million and $2.3 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, the Company incurred advisory fee expenses of $6.2 million and $18.6 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred advisory fee expenses of $5.9 million and $14.5 million, respectively.
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
The Company has engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of the agreement. As of September 30, 2023, the Company has entered into eight joint venture agreements with NexCore.
The Company entered into an agreement with Imajn Homes Holdings ("Sparrow"), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering into the agreement, the Company committed $150.0 million to acquire single family rentals identified by Sparrow.

The Company entered into an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. As of September 30, 2023, the Company has entered into a pooled joint venture agreement with MyPlace which includes five self-storage properties.
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
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended September 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$120	$191	$—	$19
Acquisition and asset management services	—	133	17	—
Accounting and leasing services	207	—	—	—
Total	$327	$324	$17	$19
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended September 30, 2022 ($ in thousands):

Service provided	NexCore	Sparrow
Property and project management services	$107	$138
Acquisition and asset management services	67	149
Accounting and leasing services	25	—
Total	$199	$287
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the nine months ended September 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$363	$557	$—	$81
Acquisition and asset management services	—	461	108	—
Accounting and leasing services	654	—	—	—
Total	$1,017	$1,018	$108	$81
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the nine months ended September 30, 2022 ($ in thousands):

Service provided	NexCore	Sparrow
Property and project management services	$265	$293
Acquisition and asset management services	67	333
Accounting and leasing services	66	—
Total	$398	$626

Fees Due to Dealer Manager
Nuveen Securities, LLC (the "Dealer Manager") served as the dealer manager for the Initial Public Offering and serves as the dealer manager for the Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company's obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and nine months ended September 30, 2023, the Company incurred stockholder servicing fees of $1.7 million and $5.2 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred stockholder servicing fees of $1.7 million and $4.2 million, respectively. As of September 30, 2023, the Company accrued approximately $46.1 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2023	December 31, 2022
Accrued stockholder servicing fees(1)	$46,147	$47,086
Advanced organization and offering expenses	2,847	3,551
Total	$48,994	$50,637
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
See "Note 18. Equity and Redeemable Non-controlling Interest" for additional information related to TIAA's purchase of $300.0 million Class N shares of the Company's common stock through its wholly-owned subsidiary and redeemable non-controlling interests related to affiliated partners crystallization rights, which allow the partners to trigger the payment on the promote.
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

As of September 30, 2023, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and nine months ended September 30, 2023 was $43.4 million and $129.4 million, respectively. Rental income for the three and nine months ended September 30, 2022 was $31.4 million and $77.6 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals as of September 30, 2023 are as follows ($ in thousands):

Year	September 30, 2023
2023 (Remaining)	$22,596
2024	84,712
2025	77,845
2026	66,633
2027	55,446
Thereafter	160,046
Total	$467,278
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of September 30, 2023, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, respectively.
Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company's ground leases as of September 30, 2023 are as follows ($ in thousands):

Assets:	September 30, 2023	December 31, 2022
Right-of-use asset - finance leases	$2,466	$2,531
Right-of-use asset - operating lease	2,076	2,123
Liabilities:
Lease liability - finance leases	2,524	2,531
Lease liability - operating lease	2,153	2,123
The Company utilized its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of September 30, 2023, the weighted average remaining lease terms of the Company’s operating lease and finance leases was 37 years and 44 years, respectively.

Aggregate future minimum annual payments for ground leases held by the Company are as follows ($ in thousands):

	Operating Lease	Finance Leases
2023 (Remaining)	$38	$55
2024	154	219
2025	157	219
2026	165	219
2027	169	219
Thereafter	7,698	8,808
Total undiscounted future lease payments	8,381	9,739
Difference between undiscounted cash flows and discounted cash flows	(6,228)	(7,215)
Total lease liability	$2,153	$2,524
Payments under the Company's operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. For the three and nine months ended September 30, 2023, the Company incurred operating lease costs of $0.1 million and $0.3 million, respectively. The Company did not have any operating ground leases for the three and nine months ended September 30, 2022.
The following table details the components of the Company's finance leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on lease liabilities	$53	$—	$249	$—
Amortization of right-of-use assets	14	—	65	—
Total finance lease cost	$67	$—	$314	$—
Note 17. Derivatives
The Company uses derivative financial instruments to minimize the risks and costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks.
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
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risk, including exposure to variable interest rates on certain loans secured by the Company’s real estate. The Company uses derivative financial instruments, including interest rate swaps, to limit the Company’s exposure to the future variability of interest rates.
The following table details the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	September 30, 2023
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	4	DKK 142,452	3.18%	CIBOR	4.3	1/5/2023	12/30/2027

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivative in an Asset Position(1)
Derivative financial instrument	September 30, 2023	December 31, 2022
Interest rate swaps - property debt	$24	$—
Total derivative financial instrument	$24	$—
(1) Included in Other Assets on the Company's Consolidated Balance Sheets.
For the three and nine months ended September 30, 2023, the Company recorded unrealized gains related to changes in fair value of its derivative financial instrument of $136.0 thousand and $24.0 thousand, respectively. For the three and nine months ended September 30, 2022, the Company did not have any derivative financial instruments.
Note 18. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2023, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of September 30, 2023, the Company had issued and outstanding 16,809,755 shares of Class T common stock, 44,830,697 shares of Class S common stock, 7,543,654 shares of Class D common stock, 81,486,190 shares of Class I common stock and 29,730,608 shares of Class N common stock.
The following tables detail the movement in the Company's outstanding shares of common stock (in thousands) for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
June 30, 2023	17,241	45,057	7,449	81,003	29,731	180,481
Common Stock Issued(1)	(354)	980	372	4,866	—	5,864
Distribution Reinvestment	102	294	49	594	—	1,039
Vested Stock Grant	—	—	—	18	—	18
Common Stock Repurchased	(179)	(1,501)	(326)	(4,995)	—	(7,001)
September 30, 2023	16,810	44,830	7,544	81,486	29,731	180,401

	Nine Months Ended September 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2022	17,285	45,277	8,010	79,727	29,731	180,030
Common Stock Issued(1)	(153)	4,506	422	13,590	—	18,365
Distribution Reinvestment	314	904	151	1,820	—	3,189
Vested Stock Grant	—	—	—	20	—	20
Common Stock Repurchased	(636)	(5,857)	(1,039)	(13,671)	—	(21,203)
September 30, 2023	16,810	44,830	7,544	81,486	29,731	180,401
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of September 30, 2023 and December 31, 2022, the Company had accrued $9.8 million and $10.1 million, respectively. For the three and nine months ended September 30, 2023, the Company declared and paid distributions of $29.3 million and $89.6 million, respectively. For the three and nine months ended September 30, 2022, the Company declared and paid distributions of $27.5 million and $67.8 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2055 and $0.6279 per share for the three and nine months ended September 30, 2023, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following tables detail the net distribution for each of the Company's share classes for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2055	$0.2055	$0.2055	$0.2055	$0.2055
Advisory fee per share of common stock	(0.0380)	(0.0367)	(0.0377)	(0.0364)	(0.0216)
Stockholder servicing fee per share of common stock	(0.0262)	(0.0262)	(0.0077)	—	—
Net distribution per share of common stock	$0.1413	$0.1426	$0.1601	$0.1691	$0.1839

	Nine Months Ended September 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6279	$0.6279	$0.6279	$0.6279	$0.6279
Advisory fee per share of common stock	(0.1164)	(0.1113)	(0.1129)	(0.1105)	(0.0674)
Stockholder servicing fee per share of common stock	(0.0796)	(0.0798)	(0.0231)	—	—
Net distribution per share of common stock	$0.4319	$0.4368	$0.4919	$0.5174	$0.5605
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
For the three and nine months ended September 30, 2023, the Company repurchased shares of its common stock for $85.6 million and $262.3 million, respectively. For the three and nine months ended September 30, 2022, the Company repurchased shares of its common stock for $7.6 million and $17.9 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2023.
Redeemable Non-Controlling Interest
The Company's affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The Redeemable Non-Controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value as of September 30, 2023 and December 31, 2022, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million and $0.6 million as of September 30, 2023 and December 31, 2022.

Note 19. Segment Reporting
The Company operates in eleven reportable segments: industrial properties, healthcare properties, multifamily properties, retail properties, single-family housing, office properties, self-storage properties, commercial mortgage loans, real estate-related securities, International Affiliated Funds, and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the financial position by segment as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Industrial	$557,502	$569,607
Healthcare	461,080	476,894
Multifamily	327,396	292,081
Retail	210,127	223,248
Single-Family Housing	147,464	148,796
Office	116,004	120,322
Self-Storage	61,609	48,951
Commercial Mortgage Loans	351,524	343,970
Real Estate-Related Securities(1)	219,557	214,416
International Affiliated Funds	116,619	127,224
Other (Corporate)	54,548	105,352
Total assets	$2,623,430	$2,670,861
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$12,866	$10,700	$7,991	$4,376	$2,724	$3,653	$1,074	$—	$—	$—	$43,384
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,471	—	—	7,471
Total segment revenues	12,866	10,700	7,991	4,376	2,724	3,653	1,074	7,471	—	—	50,855
Expenses:
Property operating	3,845	3,327	3,419	1,360	1,364	976	686	—	—	—	14,977
Total segment expenses	3,845	3,327	3,419	1,360	1,364	976	686	—	—	—	14,977
Realized and unrealized loss from real estate-related securities									(9,609)		(9,609)
Realized and unrealized loss from real estate debt									(708)		(708)
Loss from equity investments in unconsolidated international affiliated funds										(2,870)	(2,870)
Unrealized gain on commercial mortgage loans								431			431
Segment net operating income	$9,021	$7,373	$4,572	$3,016	$1,360	$2,677	$388	$7,902	$(10,317)	$(2,870)	$23,122
Depreciation and amortization	(6,511)	(6,145)	(2,635)	(2,161)	(874)	(1,821)	(900)	—	—	—	(21,047)
Unrealized gain from interest rate derivatives											136
Unrealized loss on note payable											(20)
General and administrative expenses											(2,641)
Advisory fee due to affiliate											(7,847)
Interest income											2,381
Interest expense											(10,788)
Net loss											$(16,704)
Net loss attributable to non-controlling interests in third party joint ventures											(21)
Net income attributable to preferred stock											3
Net loss attributable to common stockholders											$(16,686)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage		Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$8,731	$8,247	$6,916	$1,714	$2,132	$3,375	$312		$—	$—	$—	$31,427
Income from commercial mortgage loans	—	—	—	—	—	—	—		5,587	—	—	5,587
Total segment revenues	8,731	8,247	6,916	1,714	2,132	3,375	312		5,587	—	—	37,014
Expenses:
Property operating	2,584	2,401	2,612	416	987	855	185		—	—	—	10,040
Total segment expenses	2,584	2,401	2,612	416	987	855	185		—	—	—	10,040
Realized and unrealized loss from real estate-related securities										(10,663)		(10,663)
Realized and unrealized loss from real estate debt										(819)		(819)
Income from equity investments in unconsolidated international affiliated funds											436	436
Unrealized gain on commercial mortgage loans									670			670
Segment net operating income	$6,147	$5,846	$4,304	$1,298	$1,145	$2,520	$127	$—	$6,257	$(11,482)	$436	$16,598
Depreciation and amortization	(4,814)	(6,089)	(3,479)	(907)	(388)	(1,414)	(266)		—	—	—	(17,357)
General and administrative expenses												(2,491)
Advisory fee due to affiliate												(7,583)
Interest income												1,541
Interest expense												(4,685)
Net loss												$(13,977)
Net loss attributable to non-controlling interests in third party joint ventures												(25)
Net income attributable to preferred stock												3
Net loss attributable to common stockholders												$(13,955)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$38,385	$32,177	$23,370	$14,177	$7,926	$10,442	$2,889	$—	$—	$—	$129,366
Income from commercial mortgage loans	—	—	—	—	—	—	—	21,008	—	—	21,008
Total segment revenues	38,385	32,177	23,370	14,177	7,926	10,442	2,889	21,008	—	—	150,374
Expenses:
Property operating	11,039	11,036	9,721	4,021	4,389	2,862	1,628	—	—		44,696
Total segment expenses	11,039	11,036	9,721	4,021	4,389	2,862	1,628	—	—	—	44,696
Realized and unrealized loss from real estate-related securities									(4,308)		(4,308)
Realized and unrealized loss from real estate debt									(365)		(365)
Loss from equity investments in unconsolidated international affiliated funds										(6,024)	(6,024)
Unrealized loss on commercial mortgage loans								(1,266)			(1,266)
Segment net operating income	$27,346	$21,141	$13,649	$10,156	$3,537	$7,580	$1,261	$19,742	$(4,673)	$(6,024)	$93,715
Depreciation and amortization	(19,411)	(18,713)	(7,935)	(6,677)	(2,914)	(5,443)	(2,862)	—	—	—	(63,955)
Unrealized gain from interest rate derivatives											24
Unrealized loss on note payable											(130)
General and administrative expenses											(7,024)
Advisory fee due to affiliate											(23,796)
Interest income											6,481
Interest expense											(29,346)
Net loss											$(24,031)
Net loss attributable to non-controlling interests in third party joint ventures											(79)
Net income attributable to preferred stock											11
Net loss attributable to common stockholders											$(23,963)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$20,961	$17,592	$19,904	$5,035	$4,372	$9,365	$348	$—	$—	$—	$77,577
Income from commercial mortgage loans	—	—	—	—	—	—	—	9,479	—	—	9,479
Total segment revenues	20,961	17,592	19,904	5,035	4,372	9,365	348	9,479	—	—	87,056
Expenses:
Property operating	5,710	4,844	8,303	1,168	2,545	2,631	185	—	—	—	25,386
Total segment expenses	5,710	4,844	8,303	1,168	2,545	2,631	185	—	—	—	25,386
Realized and unrealized loss from real estate-related securities									(32,601)		(32,601)
Realized and unrealized loss from real estate debt									(3,337)		(3,337)
Income from equity investments in unconsolidated international affiliated funds										5,421	5,421
Unrealized loss on commercial mortgage loans								(1,578)			(1,578)
Segment net operating income	$15,251	$12,748	$11,601	$3,867	$1,827	$6,734	$163	$7,901	$(35,938)	$5,421	$29,575
Depreciation and amortization	(10,805)	(10,581)	(12,652)	(2,310)	(1,739)	(5,411)	(266)	—	—	—	(43,764)
General and administrative expenses											(7,112)
Advisory fee due to affiliate											(18,720)
Interest income											3,048
Interest expense											(9,628)
Net loss											$(46,601)
Net loss attributable to non-controlling interests in third party joint ventures											(47)
Net income attributable to preferred stock											11
Net loss attributable to common stockholders											$(46,565)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Note 20. Subsequent Events
There have been no events since September 30, 2023 that require recognition or disclosure in the Consolidated Financial Statements.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the "Advisor"), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC ("Nuveen"). Nuveen is the asset management arm and a wholly owned subsidiary of TIAA.
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
We are conducting a private offering of Class I shares to feeder vehicles primarily created to hold our Class I shares, which in turn will offer interests in themselves to investors. We are conducting such offering pursuant to an exemption to registration under the Securities Act of 1933, as amended (the "Securities Act").
Q3 2023 Highlights
Operating results:
•Declared monthly net distributions totaling $29.3 million during the three months ended September 30, 2023. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.43%	5.16%	4.58%	4.65%
Year-to-Date Total Return, without upfront selling commissions	(1.22)%	(1.42)%	(1.85)%	(1.85)%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(2.89)%	(5.27)%	(5.27)%
Inception-to-Date Total Return, without upfront selling commissions	9.19%	8.98%	8.91%	8.85%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	8.68%	8.11%	7.86%
Capital Activity:
•Raised $72.1 million of gross proceeds during the three months ended September 30, 2023.
•Satisfied all common stock repurchase requests, totaling $85.6 million, for the three months ended September 30, 2023.

Portfolio
The following chart outlines the allocation of our investments based on fair value as of September 30, 2023(1) (2):
(1) Allocation by region/asset type includes property investments owned directly by us (82%) and investments in the International Affiliated Funds (4%).
(2) RE securities includes real estate-related securities (4%) and real estate debt (4%) as shown on the Company's Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of September 30, 2023(3)(4):

U.S. By Region (%)

Midwest
6%
East
18%
West
21%
South
55%

By Sector (%)

Grocery-Anchored Retail 11%
Single-Family Housing 7%
Office 5%
Healthcare 23%
Industrial 32%
Self-Storage 3%
Multifamily 19%

(3) Allocation by region and by sector includes only property investments owned directly by the REIT.
(4) Allocation by sector includes our directly held property in Copenhagen, Denmark.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of June 30, 2023:

European Cities Fund

Portfolio as of June 30, 2023

Omni, Edinburgh
Via Darwin, Milan
Campus, Copenhagen
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Westfields, Eindhoven
Logport, Venlo
CityPark, Vienna
Xanadú, Madrid
Kamppi, Helsinki
Meraville, Bologna

Kamppi
Helsinki
Omni
Edinburgh
Logport
Venlo
Campus
Copenhagen
Haagsche
Zwaan
The Hague
The Cube
Berlin
Devonshire Sq
London
Westfields
Eindhoven
CityPark
Vienna
Via Darwin
Milan
Xanadú
Madrid
Meraville
Bologna
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, 30 June 2023.

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of June 30, 2023:

Asia Pacific Cities Fund

Portfolio as of June 30, 2023

Office Logistics Multifamily

Seoul
09
04
02
03
Tokyo
05
04
07
09
Osaka
08
Hong Kong
06
Singapore
01
Sydney

183-185 Clarence St, Sydney 01

Namyangju Logistics, Seoul 02

Odawara Logistics, Tokyo 03

Japan Residential Portfolio I, Tokyo & Osaka 04

Uiwang Logistics, Seoul 05

One George Street, Singapore 06

Japan Residential Portfolio II, Osaka 07

Data Centre, Hong Kong 08

Japan Residential Portfolio III, Tokyo & Osaka 09

Source: Nuveen Real Estate, June 2023.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of September 30, 2023:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	units	96%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	units	92%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	units	92%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	units	97%
Total Multifamily	9				1,378	units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	97%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	99%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	100%
Total Industrial	30				5,073	Sq. Ft	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	99%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	97%
Total Retail	6				695	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				324	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	91%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	81%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	98%
Total Healthcare	24				1,518	Sq. Ft	95%
Self-Storage:
Out O' Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	86%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	82%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	81%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	79%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	70%
Total Self-Storage	5				3,074	Units	78%
Single-Family Housing:
Single-Family Rentals	384	Various	Various	100%	775	Sq. Ft	96%
Total Single-Family Housing	384				775	Sq. Ft	96%
Total Investment Properties	461						97%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of September 30, 2023 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (Remaining)	5	372	1%	31	1%
2024	59	6,888	8%	834	11%
2025	71	14,640	17%	1,321	18%
2026	59	8,112	9%	897	12%
2027	56	13,500	16%	964	13%
2028	51	16,620	19%	1,238	18%
2029	11	2,700	3%	379	5%
2030	10	4,500	5%	303	4%
2031	6	1,824	2%	97	1%
2032	7	6,276	7%	710	10%
Thereafter	23	11,412	13%	492	7%
Total	358	86,844	100%	7,266	100%
(1) The annualized September 30, 2023 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of September 30, 2023, we had 57 holdings and have invested $116.9 million in securities that are valued at $105.2 million.

By Sector (%)
Diversified
7%
Healthcare
15%
Storage
7%
Shopping Centers
8%
Apartments
13%
Industrial
16%
Other
13%
Data Centers
16%
Office Property
2%
Hotels
3%

Investments in Real Estate Debt
We invest in commercial mortgage-backed securities (“CMBS”). CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 92%) of our CMBS are single asset, single borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 4% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 86%) whose base index rates above one-month LIBOR and one-month SOFR are 5.32% and 5.43%, respectively, and help to generate a current portfolio yield of approximately 12.2%. As of September 30, 2023, we have invested $118.8 million in CMBS that are valued at $114.4 million on our Consolidated Balance Sheet.
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of September 30, 2023, ECF had total equity commitments of $1.2 billion (€1.2 billion) and had called $1.2 billion (€1.2 billion) of these commitments. As of June 30, 2023, ECF had 12 assets with a gross asset value of $2.0 billion (€1.9 billion) and a loan to value ("LTV") ratio of 40.3%. The ECF portfolio is well diversified and had a balanced country exposure with 24.1% in UK, 16.0% in Netherlands, 12.7% in Finland, 12.7% in Spain, 12.1% in Italy, 10.9% in Germany, 5.9% in Austria, and 5.7% in Denmark. The 12-month net total return of (9.9)% and a since inception net total return of 2.9% as of June 30, 2023.
Loss from equity investments in unconsolidated international affiliated funds from ECF for the three and nine months ended September 30, 2023 was $1.6 million and $7.9 million, respectively. Income from equity investments in unconsolidated international affiliated funds from ECF for the three and nine months ended September 30, 2022, was $2.3 million and $6.1 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of September 30, 2023, APCF had total equity commitments of $1.0 billion and had called $876.5 million of these commitments. As of June 30, 2023, APCF had nine investments (23 assets) with a gross asset value of $1.5 billion and an LTV ratio of 40.0%. APCF had 34.1% exposure in Singapore, 27.6% in Japan, 16.2% in South Korea, 13.6% in Hong Kong and 8.5% in Australia resulting in an annualized since inception total return of 7.5% (foreign exchange neutral) as of June 30, 2023.
(Loss) income from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2023 was ($1.2) million and $1.9 million, respectively.

Loss from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2022 was $1.9 million and $0.7 million, respectively.
Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of September 30, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$64,095	$62,730
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,365	$20,714
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,990
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,300
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$72,803	$73,050
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,268	$22,680
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,360
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,960
Luxe Scottsdale(1)	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,109	$16,740
Total										$351,524
(1) During the year ended December 31, 2022, we sold four senior loans to unaffiliated parties, receiving total proceeds of $208.5 million, which are net of disposition fees and additional fundings. The senior loan sales, with the exception of Luxe Scottsdale, did not qualify for sale accounting under GAAP and as such, the loans were not de-recognized.
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
For the three and nine months ended September 30, 2023, we had unrealized gains (losses) on our commercial mortgage loans of $0.4 million and $(1.3) million, respectively. For the three and nine months ended September 30, 2022, we had unrealized gains (losses) on our commercial mortgage loans of $0.7 million and $(1.6) million, respectively.
For the three and nine months ended September 30, 2023, we recognized interest income from our investment in commercial mortgage loans of $7.5 million and $21.0 million, respectively. For the three and nine months ended September 30, 2022, we recognized interest income and loan origination fee income from our investment in commercial mortgage loans of $5.6 million and $9.5 million, respectively.
Factors Impacting Our Operating Results
The Company’s businesses are affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the nine months ended September 30, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy. Additionally, rising interest rates, increasing costs and supply chain issues may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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
Competitive Environment
We face competition from a diverse mix of market participants, including but not limited to other companies with similar business models, REITs, private equity funds, independent investors and other real estate investors. Competition from others may diminish our opportunity to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

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
Our Qualification as a REIT
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In qualifying for taxation as a REIT under the Internal Revenue Code (the “Code”), we are subject to federal corporate income tax to the extent we distribute less than 100% of our REIT taxable income (including any net capital gains) to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that five or fewer individuals do not own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.
Results of Operations
The following table sets forth the results of our operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Rental revenue	$43,384	$31,427	$11,957	$129,366	$77,577	$51,789
Income from commercial mortgage loans	7,471	5,587	1,884	21,008	9,479	11,529
Total revenues	50,855	37,014	13,841	150,374	87,056	63,318
Expenses
Rental property operating	14,977	10,040	4,937	44,696	25,386	19,310
General and administrative	2,641	2,491	150	7,024	7,112	(88)
Advisory fee due to affiliate	7,847	7,583	264	23,796	18,720	5,076
Depreciation and amortization	21,047	17,357	3,690	63,955	43,764	20,191
Total expenses	46,512	37,471	9,041	139,471	94,982	44,489
Other income (expense)
Realized and unrealized loss from real estate-related securities	(9,609)	(10,663)	1,054	(4,308)	(32,601)	28,293
Realized and unrealized loss from real estate debt	(708)	(819)	111	(365)	(3,337)	2,972
(Loss) income from equity investment in unconsolidated international affiliated funds	(2,870)	436	(3,306)	(6,024)	5,421	(11,445)
Unrealized gain (loss) on commercial mortgage loans	431	670	(239)	(1,266)	(1,578)	312
Unrealized gain from interest rate derivatives	136	—	136	24	—	24
Unrealized loss on note payable	(20)	—	(20)	(130)	—	(130)
Interest income	2,381	1,541	840	6,481	3,048	3,433
Interest expense	(10,788)	(4,685)	(6,103)	(29,346)	(9,628)	(19,718)
Total other income (expense)	(21,047)	(13,520)	(7,527)	(34,934)	(38,675)	3,741
Net loss	(16,704)	(13,977)	(2,727)	(24,031)	(46,601)	22,570
Net loss attributable to non-controlling interests in third party joint ventures	(21)	(25)	4	(79)	(47)	(32)
Net income attributable to preferred stock	3	3	—	11	11	—
Net loss attributable to common stockholders	$(16,686)	$(13,955)	$(2,731)	$(23,963)	$(46,565)	$22,602
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we have made since September 30, 2022, our rental revenues and rental property operating expenses for the three and nine months ended September 30, 2023 and 2022 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2023 and 2022 and are further discussed below in "Same Property Results of Operations."

Income from Commercial Mortgage Loans
During the three and nine months ended September 30, 2023, income from commercial mortgage loans increased $1.9 million and $11.5 million in comparison to the corresponding period in 2022, due to the origination of three commercial mortgages in July 2022, as well as the impact of rising interest rates in 2023.
General and Administrative Expenses
During the three months ended September 30, 2023, general and administrative expenses increased by $0.2 million in comparison to the corresponding period in 2022. This increase was primarily driven by increased volume-based fund administrator fees resulting from new property acquisitions. During the nine months ended September 30, 2023, general and administrative expenses decreased by $0.1 million in comparison to the corresponding period in 2022, primarily attributable to a decrease in disposition fees.
Advisory Fee Due to Affiliate
During the three and nine months ended September 30, 2023, the advisory fee due to affiliate increased by $0.3 million and $5.1 million as compared to the corresponding periods in 2022 due to the growth of our NAV.
Depreciation and Amortization
During the three and nine months ended September 30, 2023, depreciation and amortization increased by $3.7 million and $20.2 million, respectively, in comparison to the corresponding periods in 2022 primarily due to acquisitions of real estate.
Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
During the three and nine months ended September 30, 2023, realized and unrealized losses from real estate-related securities decreased by $1.1 million and $28.3 million, respectively, in comparison to the corresponding periods in 2022, primarily driven by more favorable market conditions.
Realized and Unrealized Gain (Loss) from Real Estate Debt
During the three and nine months ended September 30, 2023, realized and unrealized loss from real estate debt decreased by $0.1 million and $3.0 million, respectively, in comparison to the corresponding periods in 2022 driven by tightening spreads.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the three months ended September 30, 2023, unrealized gains on commercial mortgage loans decreased by $0.2 million in comparison to the corresponding period in 2022. During the nine months ended September 30, 2023, unrealized losses on commercial mortgage loans decreased by $0.3 million in comparison to the corresponding period in 2022. The changes were primarily driven by the widening of floating rate spreads.
Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds
Income (loss) from equity investments in unconsolidated international affiliated funds went from income of $0.4 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, to losses of $(2.9) million and $(6.0) million for the three and nine months ended September 30, 2023, respectively. The change from income to loss was primarily driven by valuation losses in the office and logistics markets for ECF and APCF as well as foreign currency losses due to the strengthening of the US dollar.
Interest Income
During the three and nine months ended September 30, 2023, interest income increased $0.8 million and $3.4 million, respectively, compared to the corresponding periods in 2022 due to increased bond income from our CMBS investments.
Interest Expense
During the three and nine months ended September 30, 2023, interest expense increased $6.1 million and $19.7 million, respectively, compared to the corresponding periods in 2022 due to additional borrowings on our credit facility, new borrowings on our mortgages and note payable, and the impact of rising interest rates.
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

For the three months ended September 30, 2023, our same property portfolio consisted of 22 industrial, 14 healthcare, five multifamily, three office, and one retail property. For the nine months ended September 30, 2023, our same property portfolio consisted of 14 healthcare, 11 industrial, five multifamily, three office, and one retail property.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and (iii) other non-property-related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) interest income, (d) income from real estate-related securities, (e) income from equity investment in unconsolidated international affiliated funds and (f) income from commercial mortgage loans.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).
The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(16,686)	$(13,955)	$(23,963)	$(46,565)
Adjustments to reconcile to same property NOI
General and administrative	2,641	2,491	7,024	7,112
Advisory fee due to affiliate	7,847	7,583	23,796	18,720
Depreciation and amortization	21,047	17,357	63,955	43,764
Realized and unrealized loss from real estate-related securities	9,609	10,663	4,308	32,601
Income from commercial mortgage loans	(7,471)	(5,587)	(21,008)	(9,479)
Realized and unrealized loss from real estate debt	708	819	365	3,337
Loss (income) from equity investments in unconsolidated international affiliated funds	2,870	(436)	6,024	(5,421)
Unrealized (gain) loss on commercial mortgage loans	(431)	(670)	1,266	1,578
Unrealized gain from interest rate derivatives	(136)	—	(24)	—
Unrealized loss on note payable	20	—	130	—
Interest income	(2,381)	(1,541)	(6,481)	(3,048)
Interest expense	10,788	4,685	29,346	9,628
Loss attributable to non-controlling interests in third party joint ventures	(21)	(25)	(79)	(47)
Series A Preferred Stock	3	3	11	11
NOI	$28,407	$21,387	$84,670	$52,191
Non-same property NOI	11,185	4,575	39,741	9,594
Same property NOI	$17,222	$16,812	$44,929	$42,597

The following table details the components of same property NOI for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
	2023	2022	$	%	2023	2022	$	%
Same property rental revenue
Multifamily	$7,463	$6,749	$714	11%	$21,843	$20,210	$1,633	8%
Industrial	8,164	7,517	647	9%	13,934	13,419	515	4%
Healthcare	5,683	5,439	244	4%	16,749	16,036	713	4%
Office	2,645	2,442	203	8%	7,507	7,118	389	5%
Retail	1,620	1,714	(94)	(5)%	5,718	5,035	683	14%
Total revenues	25,575	23,861	1,714	7%	65,751	61,818	3,933	6%
Same property operating expenses
Multifamily	3,224	2,978	246	8%	9,254	8,441	813	10%
Industrial	2,440	1,886	554	29%	3,887	3,627	260	7%
Healthcare	1,623	1,218	405	33%	4,614	4,237	377	9%
Office	610	551	59	11%	1,878	1,748	130	7%
Retail	456	416	40	10%	1,189	1,168	21	2%
Total expenses	8,353	7,049	1,304	18%	20,822	19,221	1,601	8%
Same property NOI	$17,222	$16,812	$410	2%	$44,929	$42,597	$2,332	5%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and nine months ended September 30, 2023, rental revenues increased $1.7 million and $3.9 million, respectively, across the same property portfolio as compared to the corresponding periods in 2022.
For the three months ended September 30, 2023, the increase was primarily driven by increased market rents at our same property industrial , healthcare, and multifamily investments and recovery income at certain of our industrial and healthcare properties.
For the nine months ended September 30, 2023, the increase was primarily related to increased market rents at our same property industrial, healthcare, and multifamily investments, increases in recovery income at certain of our industrial, healthcare, and retail properties, and lease termination income at one of our retail properties.
Same Property—Expenses
Same property rental property operating expenses primarily includes real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the three and nine months ended September 30, 2023, property operating expenses increased $1.3 million and $1.6 million, respectively, across the same property portfolio as compared to the corresponding periods in 2022.
For the three and nine months ended September 30, 2023, the increases were driven by increased real estate taxes at certain of our multifamily, industrial and healthcare properties as well as higher property insurance at certain of our office and healthcare properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $458.7 million of liquidity as of September 30, 2023, consisting of $209.0 million of an undrawn unsecured revolving credit facility, approximately $219.6 million in investments in real estate debt securities and real estate-related equity securities and $30.1 million of unrestricted cash on hand, that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures and to pay debt service on the outstanding indebtedness we incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the advisory fee we pay to the Advisor and general corporate expenses.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.2 billion as of September 30, 2023.

The following table is a summary of our indebtedness as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2023	December 31, 2022
Fixed rate mortgage loans secured by our properties:
Fixed rate mortgages(3)	3.06%	2/20/2028	$175,644	$175,644	$175,884
Variable rate mortgage loans secured by our properties:
Variable rate mortgage loans	+0.70%	12/31/2032	20,210	20,210	20,173
Total mortgage loans secured by our properties				195,854	196,057
Deferred financing costs, net				(776)	(865)
Discount on assumed mortgage notes				(6,386)	(7,284)
Total net mortgage loans secured by our properties				188,692	187,908

Variable rate loans secured by other investments:
Variable rate note payable	+1.65%	4/09/2025	69,263	69,263	69,263
Total loans secured by other investments				$257,955	$257,171

Unsecured loans:

Unsecured variable rate revolving credit facility(4)	+applicable margin	9/30/2024	321,000	112,000	90,000
Unsecured variable rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	100,000
Total unsecured loans			455,000	246,000	190,000

Total indebtedness			$720,117	$503,955	$447,171
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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. In May 2023, we received repurchase requests that exceeded the 2% monthly limit under our share repurchase plan. Our board of directors, including all of our independent directors, unanimously authorized repurchases in excess of the 2% limit for May 2023 such that 100% of share repurchase requests timely received in May 2023 were satisfied. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through September 30, 2023 have been satisfied.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the advisory fee we pay to the Advisor, which will impact our liquidity.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities	$58,481	$55,082
Cash flows used in investing activities	(43,490)	(1,066,457)
Cash flows (used in) provided by financing activities	(39,095)	1,034,044
Net (decrease) increase in cash and cash equivalents and restricted cash	$(24,104)	$22,669
Cash flows provided by operating activities increased $3.4 million during the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increase was due to growth in the size of our portfolio.
Cash flows used in investing activities decreased $1,023.0 million during the nine months ended September 30, 2023 compared to the corresponding period in 2022 due primarily to a $677.9 million decrease in acquisitions of real estate, a decrease in loan originations and fundings of $248.5 million, and reduced net purchases of real estate-related securities and real estate debt of $101.7 million.
Cash flows (used in) provided by financing activities decreased by $1,073.1 million during the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to a $648.7 million decrease in proceeds from the issuance of common stock and subscriptions received in advance, along with a decrease in proceeds from the sale of loan participations of $174.0 million, a decrease in proceeds from our note payable of $69.3 million and an increase in common stock repurchases of $238.7 million, partially offset by a decrease in net repayments on the Credit Facility of $69.0 million.
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

The following table presents a reconciliation of net income (loss) under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(16,704)	$(13,977)	$(24,031)	$(46,601)
Adjustments:
Real estate depreciation and amortization	21,047	17,357	63,955	43,764
Amount attributable to non-controlling interests for above adjustments	(85)	44	(264)	(11)
Funds from Operations attributable to common stockholders	4,258	3,424	39,660	(2,848)
Straight-line rental income	(888)	(773)	(3,321)	(1,829)
Amortization of above-and-below market lease intangibles	(1,031)	(781)	(3,087)	(2,494)
Amortization of deferred financing costs	319	—	900	—
Amortization of mortgage discount	294	—	899	—
Unrealized loss (gain) from changes in fair value of real estate-related securities	5,292	11,213	(1,142)	39,569
Unrealized loss from changes in fair value of real estate debt	696	818	296	3,333
Unrealized (gain) loss on commercial mortgage loans	(431)	(670)	1,266	1,578
Unrealized gain from interest rate derivatives	(136)	—	(24)	—
Unrealized loss on note payable	20	—	130	—
Amortization of restricted stock awards	91	66	197	105
Unrealized loss (income) from investments in international affiliated funds	3,539	(219)	9,000	(3,732)
Adjusted Funds from Operations attributable to stockholders	$12,023	$13,078	$44,774	$33,682
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.2055 and $0.6279 per share for the three and nine months ended September 30, 2023, respectively. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share.
For the three and nine months ended September 30, 2023, we declared and paid distributions of $29.3 million and $89.6 million, respectively. For the three and nine months ended September 30, 2022, we declared and paid distributions in the amount of $27.5 million and $67.8 million, respectively. The September 2023 distribution was declared and paid in October 2023.

The following tables detail the aggregate distribution declared and paid for each of our share classes for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2055	$0.2055	$0.2055	$0.2055	$0.2055
Advisory fee per share of common stock	(0.0380)	(0.0367)	(0.0377)	(0.0364)	(0.0216)
Stockholder servicing fee per share of common stock	(0.0262)	(0.0262)	(0.0077)	—	—
Net distribution per share of common stock	$0.1413	$0.1426	$0.1601	$0.1691	$0.1839

	Nine Months Ended September 30, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6279	$0.6279	$0.6279	$0.6279	$0.6279
Advisory fee per share of common stock	(0.1164)	(0.1113)	(0.1129)	(0.1105)	(0.0674)
Stockholder servicing fee per share of common stock	(0.0796)	(0.0798)	(0.0231)	—	—
Net distribution per share of common stock	$0.4319	$0.4368	$0.4919	$0.5174	$0.5605
The following tables summarizes our distributions declared and paid during the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,594	56.57%	$15,671	56.96%
Reinvested in shares	12,738	43.43%	11,839	43.04%
Total distributions	$29,332	100.00%	$27,510	100.00%
Sources of distributions
Cash flows from operating activities	$13,364	45.56%	$21,363	77.66%
Debt and financing proceeds	15,968	54.44%	6,147	22.34%
Total sources of distributions	$29,332	100.00%	$27,510	100.00%
Total cash flows from operating activities	$13,364		$21,363

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$49,048	54.74%	$41,469	61.14%
Reinvested in shares	40,557	45.26%	26,357	38.86%
Total distributions	$89,605	100.00%	$67,826	100.00%
Sources of distributions
Cash flows from operating activities	$58,481	65.27%	$55,082	81.21%
Debt and financing proceeds	31,124	34.73%	12,744	18.79%
Total sources of distributions	$89,605	100.00%	$67,826	100.00%
Total cash flows from operating activities	$58,481		$55,082

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
We reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but exclude upfront selling commissions, dealer manager fees and stockholder servicing fees. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such offering. In connection with our initial public offering, the Advisor advanced $4.6 million of our organization and offering expenses on our behalf from our inception through December 2018. We will reimburse the Advisor for these organization and offering expenses ratably over the 60 months following the earlier of the date our NAV first reaches $1 billion, which occurred on October 31, 2021, or January 31, 2023. Such expenses will not be deducted from our NAV until they are payable to the Advisor.
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

The following table provides a breakdown of the major components of our NAV as of September 30, 2023 ($ and shares in thousands):

Components of NAV	September 30, 2023
Investments in real property	$2,217,596
Investments in commercial mortgage loans	171,444
Investments in international affiliated funds	116,619
Investments in real estate-related debt	114,391
Investments in real estate-related securities	105,166
Cash and cash equivalents	30,061
Other assets	24,488
Restricted cash	21,256
Debt obligations	(489,413)
Other liabilities	(91,120)
Subscriptions received in advance	(20,315)
Stockholder servicing fees payable the following month(1)	(550)
Non-controlling interests in joint ventures	(5,261)
Net Asset Value	$2,194,362
Net Asset Value attributable to preferred stock	$129
Net Asset Value attributable to common stockholders	$2,194,233
Number of outstanding shares of common stock	180,401
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2023, we have accrued under GAAP approximately $46.1 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2023 ($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$203,866	$537,575	$91,708	$986,778	$374,306	$2,194,233
Number of outstanding shares	16,810	44,830	7,544	81,486	29,731	180,401
NAV per share as of September 30, 2023	$12.13	$11.99	$12.16	$12.11	$12.59
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.64%	5.56%
Multifamily	6.43	5.13
Office	7.36	6.67
Healthcare	7.07	6.11
Retail	6.39	5.63
Self-Storage	7.22	5.40
Single-Family Housing	7.25	5.44

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single-Family Housing Investment Values
Discount Rate	0.25% decrease	2.01%	1.89%	1.95%	2.02%	2.00%	1.82%	1.36%
(weighted average)	0.25% increase	(1.93)%	(1.99)%	(1.86)%	(1.98)%	(1.87)%	(2.12)%	(2.06)%
Exit Capitalization Rate	0.25% decrease	3.18%	3.05%	2.48%	2.82%	2.85%	2.88%	2.73%
(weighted average)	0.25% increase	(2.83)%	(2.92)%	(2.13)%	(2.61)%	(2.60)%	(2.88)%	(2.75)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2023
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,734,013
Redeemable non-controlling interest	419
Total partners' capital of Nuveen OP	1,734,432
Adjustments:
Organization and offering costs(1)	2,847
Accrued stockholder servicing fees(2)	45,597
Unrealized net real estate and real estate debt appreciation(3)	229,050
Accumulated depreciation and amortization(4)	195,199
Straight-line rent receivable	(12,763)
Net Asset Value	$2,194,362
(1) The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018 and had incurred organization and offering expenses of $4.6 million. Organization costs of $1.1 million are expensed and Offering costs of $3.5 million is a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion. As of September 30, 2023, we have reimbursed the Advisor $1.8 million for such costs.
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

Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting estimates. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such critical accounting estimates along with other significant accounting policy disclosures.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after September 30, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$511,117	$89	$183,291	$204,280	$123,457
Organization and offering costs	2,847	657	1,971	219	—
Interest expense(1)	77,544	25,109	42,912	6,034	3,489
Ground leases(2)	18,120	280	753	776	16,311
Total	$609,628	$26,135	$228,927	$211,309	$143,257
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the Credit Facility and note payable for the three and nine months ended September 30, 2023 were 6.86% and 6.46%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2023, the outstanding principal balance of our variable rate indebtedness was $315.3 million and consisted of our Credit Facility, DDTL Facility, and Note Payable, all of which are indexed to one-month U.S. Dollar-denominated SOFR.

The Credit Facility and DDTL Facility, along with our Note Payable, are variable rate and are indexed to the one-month U.S. dollar denominated SOFR. For the three and nine months ended September 30, 2023, a 10 basis point increase in the one-month U.S. denominated SOFR would have resulted in increased interest expense of approximately $0.1 million and $0.2 million, respectively.

Certain of our mortgage loans are variable and indexed to the three-month Copenhagen Interbank Offered Rate (“CIBOR”). We have executed interest rate swaps with an aggregate notional amount of DKK 142,452 as of September 30, 2023 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2023, a 10 basis point increase in the three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of September 30, 2023.

Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our exposure to currency risks through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of September 30, 2023.
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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
July 1, 2023	120,209	$1,478,576
August 1, 2023	71,398	$876,771
September 1, 2023	112,338	$1,378,383
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
During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2023	2,602,937	1.4336%	$12.26	2,602,937	—
August 2023	2,629,681	1.4490%	12.25	2,629,681	—
September 2023	1,768,690	0.9748%	12.15	1,768,690	—
	7,001,308	N/M	$12.23	7,001,308	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information
On November 8, 2023, our board of directors approved the renewal of the Advisory Agreement effective as of January 23, 2024 for an additional one-year term expiring January 23, 2025. The terms of the Advisory Agreement otherwise remain unchanged.

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
Date: November 9, 2023