Form 10-K
period 2023-12-31
Nuveen Global Cities REIT, Inc.
filed 2024-03-22
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1 (b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of March 22, 2024, there were 16,887,800 outstanding shares of Class T common stock, 44,390,064 outstanding shares of Class S common stock, 7,337,868 outstanding shares of Class D common stock, 82,637,273 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

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
•    We are dependent on Nuveen Real Estate (as defined below) and its affiliates, including the Advisor (as defined below), and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave Nuveen Real Estate or otherwise become unavailable to us.
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
Risks Related to Investments in Real Estate-Related Assets
•    We invest in equity of other Real Estate Investment Trusts ("REITs") and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
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
•    Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
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
•    We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our common stock.

ITEM 1. Business.
The words “we,” “us” and “our” refer to Nuveen Global Cities REIT, Inc., together with its consolidated subsidiaries, including Nuveen Global Cities REIT OP, LP (the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context requires otherwise.
“Other Nuveen Real Estate Accounts” means investment funds, real estate investment trusts (“REITs”), vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate (as defined below) or its affiliates, including the International Affiliated Funds (as defined below), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, overflow funds, co-investment vehicles and other entities formed in connection with Nuveen Real Estate or its affiliates side-by-side or additional general partner investments with respect thereto).
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
Our board of directors has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us and the Advisor (the "Advisory Agreement"), however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
On January 31, 2018, we commenced our initial public offering of up to $5.0 billion in shares of common stock (the “IPO”) pursuant to a registration statement on Form S-11 (File No. 333-222231) filed with the Securities and Exchange Commission (the “SEC”). On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-25277) for our follow-on public offering of up to $5.0 billion in shares of common stock (the “Follow-on Public Offering” and together with the IPO, the “Offerings”), which was declared effective on July 2, 2021, and on the same date, our IPO automatically terminated. We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. We continue to sell shares in our Follow-on Public Offering.
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
Investment Strategy
Through its affiliation with Nuveen Real Estate, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Nuveen Real Estate is one of the world’s largest real estate investment managers, with approximately $147 billion in real estate assets under management across its equity and debt platform around the world as of December 31, 2023, including over $112 billion in real estate assets under management in the United States.
Nuveen Real Estate has designed an investment strategy developed from long-term structural growth research that is focused on commercial real estate investments in or around a universe of cities Nuveen Real Estate believes are well positioned across North America, Europe and the Asia-Pacific region. We are building a diversified portfolio of high-quality, stabilized, income-oriented commercial real estate with good fundamentals located in or around certain global cities that have been identified, through Nuveen Real Estate’s research and filtering process, for their resilience, structural performance potential and ability to deliver an attractive and stable distribution yield.
Nuveen Real Estate has selected cities using a two-pronged approach to top-down analysis, seeking to capture both structural megatrends and tactical real estate fundamentals that Nuveen Real Estate believes will provide a strong foundation for long-term success. We use the term "structural megatrends" to describe long-term trends which play out over decades as opposed to the short-term business cycle. Several key examples of such trends which we may consider in evaluating a potential investment include: (1) demographic changes (e.g., population growth, urbanization, aging population), (2) technology changes (e.g., online retailing), (3) sustainability and (4) shift of economic/political power and class demographics (e.g., recent strong growth in middle class consumers in developing countries). We use the term “tactical real estate fundamentals” to refer to economic and demographic variables relevant to our real estate investment criteria (e.g., vacancy rates, new construction rates, take-up of space and employment growth), which we evaluate with regard to market cycles impacting markets over one- to five-year periods. At the investment level, the focus is on high-quality assets in strong locations with high occupancy levels and secure income streams. We use the term “strong locations” to refer to geographic locations with stable and high demand from real estate occupiers that fall within our real estate investment criteria. The strength of the location will depend on many factors such as infrastructure, proximity, microclimate, effectiveness of local government, crime rates, green space, etc., which are evaluated by Nuveen Real Estate and the Advisor. To enhance returns, and because of Nuveen Real Estate’s global platform and local expertise, assets with the potential for asset management and growth are sought out where possible.
We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include properties in Canada, Europe and the Asia-Pacific region. In order to enhance the level of diversification, we make certain of our European and Asia-Pacific investments through funds established by Nuveen Real Estate, including the European Cities Fund and the Asia-Pacific Cities Fund (collectively, the “International Affiliated Funds”). The International Affiliated Funds are designed by Nuveen Real Estate and utilize the same cities-focused long-term research strategy that we employ. Our investments in the International Affiliated Funds enable us to invest side-by-side with a number of institutional investors into a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in Europe and the Asia-Pacific region. Since the scale of capital required to acquire a diversified portfolio of these types of properties on a global basis and across sectors is substantial, we believe that owning indirect interests in the properties owned by the International Affiliated Funds will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term.
Our investments in primarily stabilized income-oriented commercial real estate in the United States focus on a range of asset types including industrial, multifamily, retail, healthcare, office and alternative property types (e.g., self-storage, student and single-family housing, senior living and other alternatives). We are targeting up to 40% of our total assets less cash to be in commercial real estate located outside of the United States, including our interests in the International Affiliated Funds, along with the properties we acquire directly. We consider a property to be “stabilized” when it is leased to market occupancy, has minimal short-term tenant turnover and requires minimal capital improvements to maintain present operating standards.

We complement our real estate investments by investing to a lesser extent in “real estate-related assets,” which we define as including:
•    real estate-related securities, such as common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”); and
•    debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities (“CMBS”).
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
Subject to limitations in our charter, we may enter into one or more joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or affiliates of the Advisor, including present and future real estate limited partnerships and REITs sponsored by affiliates of the Advisor. We also may acquire interests in or securities issued by these joint ventures, tenant-in-common investments or other co-ownership arrangements or other Nuveen-sponsored programs.
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
Our real estate-related assets portfolio may have embedded leverage. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership, which includes our Credit Facility. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and/or net proceeds from our continuous offering, we may decide to draw on the Credit Facility or obtain another line of credit under which we would reserve borrowing capacity. If we decide to draw on the Credit Facility or obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
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

Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Our Taxation as a REIT
We believe we have operated in a manner that has allowed us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with our taxable year ended December 31, 2018, and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.
We have formed wholly owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants, earn income and hold assets that would not be qualifying gross income for purposes of the gross income tests for REIT qualification or would not be qualifying assets for purposes of the asset tests, and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a healthcare facility. Domestic TRSs will be subject to taxation at the federal, state and local levels, as applicable. Cayman Island TRSs are not subject to U.S. corporate federal income tax or Cayman Islands taxes. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.
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
Human Capital
We do not have any employees. We are externally managed by the Advisor pursuant to the Advisory Agreement. Our executive officers serve as officers of the Advisor, and are employed by an affiliate of the Advisor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—The Advisor.”
Environmental, Social and Governance
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior Nuveen Real Estate professionals and our Advisor is an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC. Nuveen, LLC is the asset management arm and wholly owned subsidiary of TIAA. As such, many of the corporate responsibility initiatives undertaken by TIAA are relevant to and impact our business and the business decisions made on our behalf by our Advisor. From its founding, TIAA has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance (“ESG”) factors into its investment decision-making process. TIAA also has a dedicated Global Real Estate ESG team that works closely with Nuveen Real Estate asset management teams across the globe to build on existing ESG efforts relevant to each vehicle’s strategy and scale them across the firm’s global real estate portfolio.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Nuveen and the Advisor. See Part I. Item 1A. “Risk Factors.”

Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.nuveen.com/gcreit. We also routinely post on our website important information about the Company, including press releases, stockholder communications and other information. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report.
Review of Our Policies
Our board of directors, including our independent directors, has reviewed the policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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
We have not yet acquired or identified all of the investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future, except for investments that may be described in one or more supplements to our prospectus for our offering (the “Prospectus”). We seek to invest substantially all of the net offering proceeds from our Offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related assets and the International Affiliated Funds. However, because you are unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Further, we may not have the opportunity to evaluate or approve properties acquired or other investments made by entities in which we invest, such as the International Affiliated Funds. You will likewise have no opportunity to evaluate future transactions completed and properties acquired by the International Affiliated Funds. The Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk of your investment.
We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the year ended December 31, 2023, we had net loss attributable to our stockholders of approximately $12.8 million. As of December 31, 2023, we had an accumulated deficit of approximately $351.9 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $85.0 million during the year ended December 31, 2023. We may incur net losses and continue to have an accumulated deficit in the future.
There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which is generally equal to our prior month’s NAV per share, and is not based on the price at which you initially purchased your shares). Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price for the class of shares being repurchased as of the repurchase date. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the number of shares we may repurchase is subject to caps. Further, our board of directors may modify, or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total number of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If fewer than all shares of our common stock requested to be repurchased in any given month are repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
Economic events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war (including the conflict between Russia and Ukraine, the conflict between Israel and Hamas and the related impact on macroeconomic conditions as a result of these conflicts), actual or perceived instability in the U.S. banking system, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics (including the COVID-19 pandemic) or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including the breadth of our portfolio by property type and location, could be materially adversely affected.
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
We may pay distributions from sources other than our cash flow from operations, including the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2023, we funded our distributions approximately 62% from cash flows from operating activities and 38% from debt and financing proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
We are completely reliant on Nuveen Real Estate and the Advisor for our operations. The Advisor has significant discretion as to the implementation of our investment strategy and operations. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the key personnel of the Advisor and Nuveen Real Estate. The departure of any key personnel of the Advisor could have a material adverse effect on our performance.
Neither the Advisor nor Nuveen Real Estate are obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the key personnel of the Advisor are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other accounts and funds. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Nuveen Real Estate and Nuveen, will also be required by other accounts and funds. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.
The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Nuveen Real Estate’s or Nuveen’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

We offer no assurance that the Advisor will remain our advisor or that we will continue to have access to Nuveen Real Estate’s key personnel. The Advisory agreement is expected to be renewed annually. If the Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan. The International Affiliated Funds are also managed by Nuveen affiliates. Their performance and success are also dependent on Nuveen Real Estate and Nuveen and the International Affiliated Funds are likewise subject to these risks.
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
For purposes of calculating our monthly NAV, our properties are generally initially valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by the independent valuation advisor based on appraisals of each of our properties on a quarterly basis in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in debt backed principally by real estate are valued quarterly by our independent valuation advisor and our investments in other real estate-related assets are valued monthly at fair market value by the Advisor. The valuations of our real properties are based on asset- and portfolio-level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information is not independently verified by our independent valuation advisor. The valuations of our investments in debt backed principally by real estate may be based, in part, on information provided by the Advisor. In addition, our investments in real estate-related assets other than debt backed principally by real estate are valued by the Advisor based on market quotations or at fair value and are not reviewed by our independent valuation advisor or appraised. Our investments in the International Affiliated Funds are valued on a quarterly basis.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and Nuveen Securities, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
The appraisals of our properties are conducted on a rolling basis, such that properties may be appraised at different times but each property is appraised at least once per quarter. As such, when these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the coronavirus pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We do not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Advisor’s determination of our monthly NAV per share, which is calculated by our fund administrator under the supervision of the Advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who submit their shares to us for repurchase, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the transaction price at which we sell and repurchase shares of our common stock. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares and 100,000,000 shares are classified as Class N shares, and 100,000,000 shares are classified as preferred stock. We may also issue shares in private offerings and Operating Partnership units to holders other than our Company. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (6) issue equity incentive compensation to certain employees of the Advisor. To the extent we issue additional shares after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase shares, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership.

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
We intend to conduct our operations so that none of the Operating Partnership or the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we, the Operating Partnership or the subsidiaries of the Operating Partnership will be able to successfully avoid operating as an investment company.
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

We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exemption from registration. Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
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
Our investments in the International Affiliated Funds are subject to the risks described in this risk factor as the International Affiliated Funds will need to operate in a manner to avoid qualifying as investment companies as well. If any of the International Affiliated Funds is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact such International Affiliated Fund’s operations, which would indirectly reduce your investment return, and that registration also could adversely affect our status as a non-investment company.
The Advisor is not registered and does not intend to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Advisor is required to register as an investment adviser under the Advisers Act, it could impact our operations and possibly reduce your investment return.
The Advisor is not currently registered as an investment adviser under the Advisers Act and does not expect to register as an investment adviser because it does not and does not intend to have sufficient regulatory assets under management to meet the eligibility requirement under Section 203A of the Advisers Act. Whether an adviser has sufficient regulatory assets under management to require registration under the Advisers Act depends on the nature of the assets it manages. In calculating regulatory assets under management, the Advisor must include the value of each “securities portfolio” it manages. The Advisor expects that our assets will not constitute a securities portfolio so long as a majority of our assets consist of assets that we believe are not securities. However, because we may also invest in several types of securities in accordance with our investment strategy and the SEC will not affirm our determination of what portion of our investments are not securities, there is a risk that such determination is incorrect and, as a result, our investments are a securities portfolio. In such event, the Advisor may be acting as an investment adviser subject to registration under the Advisers Act but not be registered. If our investments were to constitute a securities portfolio, then the Advisor would be required to register under the Advisers Act, which would require it to comply with a variety of regulatory requirements under the Advisers Act on such matters as record-keeping, disclosure, compliance, limitations on the types of fees it could earn and other fiduciary obligations. As a result, the Advisor would be required to devote additional time and resources and incur additional costs to manage our business, which could possibly reduce your investment return.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on TIAA’s, Nuveen Real Estate’s and Nuveen’s financial, accounting, communications and other data- processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cybersecurity incidents. Breaches of Nuveen Real Estate’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although Nuveen Real Estate takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. The failure of Nuveen Real Estate’s or Nuveen’s systems or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate’s, Nuveen’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our stockholders and the intellectual property and trade secrets of Nuveen Real Estate and Nuveen. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.
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
Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Nuveen Real Estate and Nuveen may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation-state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen Real Estate and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen Real Estate and Nuveen because Nuveen Real Estate and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen Real Estate and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen Real Estate’s and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen Real Estate and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although Nuveen Real Estate and Nuveen have implemented, and their affiliates and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Nuveen Real Estate and Nuveen do not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Nuveen Real Estate and Nuveen, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Nuveen Real Estate’s and Nuveen’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Nuveen Real Estate and Nuveen. We, Nuveen Real Estate, or Nuveen could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Nuveen Real Estate and Nuveen operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Nuveen Real Estate and Nuveen operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Nuveen Real Estate and Nuveen, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in and transmitted through Nuveen Real Estate’s and Nuveen’s computer systems and networks, or otherwise cause interruptions or malfunctions in their employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Nuveen Real Estate’s and Nuveen’s businesses, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Nuveen Real Estate and Nuveen fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Nuveen Real Estate and Nuveen fund investors and clients to lose confidence in the effectiveness of our or Nuveen Real Estate’s and Nuveen’s security measures.
Other disruptive events, including natural disasters and public health or pandemic crises may adversely affect our ability to conduct business. Such adverse effects may include the inability of the Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to Nuveen Real Estate’s business operations can cause operational issues.
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
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, contains a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•    changes in global, national, regional or local economic, demographic or capital market conditions (including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas);
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
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Nuveen’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Nuveen Real Estate’s or Nuveen’s businesses and operations.
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
Additionally, events such as war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the markets in which we and the International Affiliated Funds invest. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.
Certain countries have been susceptible to epidemics and pandemics. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, could have a negative impact on the economy and business activity globally (including in the markets in which we invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
Our portfolio is currently concentrated in certain asset types and geographies and may in the future be concentrated in a limited number of asset types, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. As of December 31, 2023, our portfolio is heavily concentrated in residential, industrial and healthcare assets and geographically concentrated in the southern and western regions of the United States. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
•    expects to acquire and dispose of properties in the future which, if unsuccessful, could affect our ability to pay dividends to our stockholders;
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by Nuveen and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Nuveen’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for purposes of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

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
We may co-invest in the future with Nuveen’s affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might subject properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with any shared investments in which we participate alongside any investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate or its affiliates, whether currently in existence or subsequently established ("Other Nuveen Real Estate Accounts"), the Advisor may from time to time grant to or share with such Other Nuveen Real Estate Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other Nuveen Real Estate Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Nuveen Real Estate Accounts.
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
•under the joint venture arrangement, if we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so;
•    under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
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
Our ability to redeem all or a portion of our investments in the International Affiliated Funds is subject to significant restrictions.
Our investments in the International Affiliated Funds are subject to significant restrictions. Our investments in the International Affiliated Funds will be treated the same as investments by other investors in the International Affiliated Funds, and the managers of the International Affiliated Funds may limit redemptions, including as a result of certain tax, regulatory or other considerations. We may not be able to exit the International Affiliated Funds or liquidate all or a portion of our interests in the International Affiliated Funds.
We cannot assure you that the International Affiliated Funds will have capital available on favorable terms or at all to fund the redemption of interests. If the International Affiliated Funds are not able to raise additional capital to meet redemption requests, the International Affiliated Funds may be required to sell assets that they would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when they would not otherwise do so. If the International Affiliated Funds are forced to sell any assets under such circumstances, the disposition of such assets could materially adversely impact their operations and ability to make distributions to us and, consequently, the value of our investments in the International Affiliated Funds.
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
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which will adversely impact our operating results.
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
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health- and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the cleanup costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, environmental, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
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
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. Since 2011, members of Congress have introduced, and Congressional committees have considered, a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
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
These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors worsen or do not improve.
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

Many factors affect the single-family housing rental market, and we may be negatively affected by the general conditions of the single-family housing rental market.
Any potential returns on our investments in single-family housing will depend upon many factors, including:
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

•the effects of rent controls, stabilization laws and other laws or regulations regarding rental rates and tenant rights; and
•    changes in, and changes in enforcement of, laws, regulations and government policies including health, safety, environmental, property, zoning and tax laws.
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
Many of our healthcare properties and their tenants may require a license or certificate of need ("CON") to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. We cannot predict the impact of state CON laws or similar laws on the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our healthcare properties. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make lease payments to us.
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
The healthcare properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our healthcare properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and proliferation of non-traditional healthcare providers competing with traditional providers in the healthcare market, including companies like Amazon, Apple, Google, Microsoft, CVS Health, as well as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our healthcare tenants’ failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
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
Life science properties and their tenants are subject to a number of unique risks, the occurrence of any of which could adversely affect our results of operations and financial condition. In particular, life science tenants are subject to a number of risks unique to their industry, including (a) high levels of regulation including increasing government price controls and other healthcare cost containment measures, (b) failures in the safety and efficacy of their products, (c) significant funding requirements for product research and development, and (d) changes in technology, patent expiration and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect property revenue and valuation.
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
Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high-quality properties. Capitalization rates tend to be durable due to the long-term, inflation-protected nature of tenant leases, which typically include annual rent increases.
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
We invest in real estate-related securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we are unable to obtain financial covenants or other contractual rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because Nuveen Real Estate or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans.

Our investments in debt backed principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers and worsening economic conditions could increase the default risk.
We invest in debt backed principally by real estate. Any deterioration of real estate fundamentals could negatively impact our performance by making it more difficult for borrowers to satisfy their payment obligations to us, increasing the default risk. A deterioration of general economic conditions also will negatively affect the creditworthiness of borrowers relating to our debt investments. In addition, the real estate collateral underlying our debt investments may be negatively impacted by market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences. There can be no assurance that there will be a ready market for the resale of our investments in debt backed principally by real estate because these investments may not be liquid. Illiquidity may result from the absence of an established market for these investments, as well as legal or contractual restrictions on their resale by us.
Investments in real estate-related assets may be subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The real estate-related assets in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related assets in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance,” (ii) lender liability claims by the issuer of the obligation and (iii) environmental liabilities. Our investments may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer or borrower repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
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

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, the financial health of the tenants, the property location and condition, competition from other properties, real estate taxes and government regulation. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases.
In the event of any default under a real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a borrower, the real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
Our investments in debt backed principally by real estate face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower-yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Even though interest rates have risen significantly in the near term, there is doubt as to whether the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may from time to time invest in subordinated debt backed principally by real estate, including junior tranches of CMBS and “mezzanine” or junior mortgage loans that are subordinated in an issuer’s capital structure. Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions.
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
We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of mortgages on commercial real estate such as retail space, office buildings, industrial property, multifamily properties and hotels. The commercial mortgages underlying CMBS generally face the risks described above in “We may invest in debt backed principally by real estate that is non-recourse in nature and includes limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition,” including risks that may adversely affect our results of operations and financial condition.
There are certain risks associated with the insolvency of obligations backing CMBS and other investments.
The commercial real estate loans backing CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. In addition, in the event of the insolvency of a borrower, payments made on such commercial mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time before insolvency.

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
We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and residential mortgage-backed securities (“RMBS”), which represent interests in pools of residential mortgage loans secured by one- to four-family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors.
Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans are affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

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

Our investments in properties and other real estate-related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from properties and other real estate-related assets we own located in markets outside the United States may be denominated in the local currency. Therefore, our investments outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in-turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.
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
The Advisor and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote substantially all of their business time not only to our activities but also to the activities of several Other Nuveen Real Estate Accounts and affiliated investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Advisor and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Nuveen Real Estate Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Nuveen Real Estate Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm or by the Advisor and its affiliates. Similarly, there may also be circumstances, including in the case where there is a single buyer who is seeking to purchase a pool or combination of assets, properties, securities or instruments, where we and Other Nuveen Real Estate Accounts participate in a single transaction or related transactions with such buyer where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Nuveen Real Estate Accounts. The allocation of such specific items may be based on the Advisor’s determination of the expected returns for such items (e.g., specific items with higher expected returns may be allocated to Other Nuveen Real Estate Accounts whereas those with lower relative expected returns may be allocated to us or vice versa), and in any such case the combined purchase price paid by such buyer would be allocated among the multiple assets, properties, securities or instruments based on a determination by such buyer, by a third party valuation firm or the Advisor and its affiliates. There can be no assurance that the relevant investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated or received if such investment were sold independently rather than as a component of a portfolio sale that contains investments of Other Nuveen Real Estate Accounts.
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
Nuveen reserves the right to raise and manage additional accounts and funds, including the Other Nuveen Real Estate Accounts and other opportunistic, stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds, higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, there is overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real Estate Accounts that may be established. The closing of an Other Nuveen Real Estate Account could result in the reallocation of Nuveen personnel, including reallocation of existing real estate professionals, to such Other Nuveen Real Estate Accounts. In addition, potential investments that may be suitable for us may be directed toward such Other Nuveen Real Estate Accounts.
Certain principals and employees may be involved in and have a greater financial interest in the performance of other Nuveen-affiliated funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning on or after January 1, 2018 through 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.
We cannot assure stockholders that further changes to the tax laws will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a "C" corporation rather than as a REIT. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (also referred to herein as “TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F income inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our taxable income will include our allocable share of any taxable income from partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed taxable income each year including undistributed net capital gain. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries), generally cannot include more than 10% of the voting securities (other than securities that qualify for the "straight debt" safe harbor) of any one issuer or more than 10% of the value of the outstanding securities. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including entities treated as individuals for this purpose) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” Our charter permits our board of directors to grant exemptions from the ownership limits and establish alternative ownership limits (“Excepted Holder Limits”) if various conditions designed to ensure our continuing ability to qualify as a REIT are satisfied. On January 23, 2019, the board granted such an exemption to, and established an Excepted Holder Limit of 100% for, T-C GA Real Estate Fund Holdings, LLC, a wholly owned subsidiary of TIAA, with respect to the shares of Class N common stock purchased by T-C GA Real Estate Fund Holdings, LLC and certain entities that would be treated as owning the Class N common stock owned by T-C GA Real Estate Fund Holdings, LLC for purposes of the ownership limits. The constructive ownership rules under the Code and our charter are complex and may cause the shares of our stock owned by a group of related persons to be treated as owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of our common stock or our capital stock, respectively, and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of an ownership limit without the consent of our board of directors will result either in the shares in excess of the ownership limits being transferred by operation of the charter to a charitable trust or in the transfer being void.

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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. It is possible that we may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income.
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
Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes and treat it as taxable as a corporation, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate income tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Our TRSs are subject to special rules that may result in increased taxes.
We conduct certain activities and invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to management of hotel and health care properties, a TRS may generally engage in any business, including the provision of services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.
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

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity
Cybersecurity Program Overview
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior Nuveen Real Estate professionals and our Advisor is a subsidiary of TIAA. As such, we are reliant on TIAA for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details TIAA has provided to us regarding its cybersecurity program that are relevant to us.
TIAA has a program and formal processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information technology (“IT”) systems of TIAA and other third-party IT service providers to TIAA. TIAA manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
TIAA has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. This cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company in connection with its day-to-day commercial real estate, investment, and other operations.
TIAA has a comprehensive cyber attack response plan designed to inform the proper escalation (including, as appropriate, to certain of our executive officers and other representatives of our Advisor) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Priority Incident Response Team (“PIRT”) composed of individuals from several internal technical and managerial functions investigates, remediates the event, and determines the extent of external advisor support required, including from external counsel, forensic investigators, and law enforcement. The cyber attack response plan sets out ongoing monitoring or remediating actions to be taken after resolution of an incident.
The Company relies on TIAA to engage external experts, including third-party IT service providers such as cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, including those applicable to the Company and other products, subsidiaries, and affiliates of TIAA. The Company also relies on TIAA’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties and service providers, including suppliers, custodians, transfer agents, property management companies, and joint venture partners, to operate its commercial real estate and investment business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of TIAA when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the 12-month period covered by this report, TIAA has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Cybersecurity Governance
The Company's board of directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The board receives periodic updates from the Company’s Chief Compliance Officer regarding the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
TIAA’s management, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Company. TIAA’s Chief Information Security Officer and

cybersecurity leaders have significant expertise in in this area, including in IT and cybersecurity engineering as well as cybersecurity leadership experience in other major financial institutions. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, IT, and/or compliance personnel of TIAA.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Public Offering of Common Stock
The Follow-on Public Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock sold in the Follow-on Public Offering are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2024, there were 13,567 stockholders of record of our common stock, including 2,880 holders of Class T shares, 4,041 holders of Class S shares, 740 holders of Class D shares and 5,905 holders of Class I shares. Our Class N shares are not offered or sold in the Follow-on Public Offering and the Class N shares pay lower advisory fees than the other share classes.
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
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2023, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees or stockholder servicing fees.
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
•Liabilities include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, note payable, any portfolio-level credit facilities and other liabilities. Other than property-level mortgages and note payable, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages and note payable, which are valued quarterly by SitusAMC using the income approach’s discounted cash flow method.
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

The following table presents our monthly NAV per share for each of the five classes of shares from January 31, 2021 through December 31, 2023:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
January 31, 2021	10.64	10.61	10.72	10.74	10.89
February 28, 2021	10.71	10.68	10.80	10.82	10.97
March 31, 2021	10.79	10.74	10.87	10.89	11.06
April 30, 2021	10.94	10.89	11.02	11.03	11.22
May 31, 2021	11.07	11.01	11.15	11.15	11.37
June 30, 2021	11.22	11.15	11.30	11.30	11.53
July 31, 2021	11.41	11.33	11.49	11.46	11.73
August 31, 2021	11.61	11.52	11.68	11.65	11.94
September 30, 2021	11.92	11.81	11.99	11.95	12.27
October 31, 2021	12.14	12.01	12.19	12.16	12.51
November 30, 2021	12.21	12.07	12.25	12.22	12.60
December 31, 2021	12.57	12.44	12.63	12.59	12.97
January 31, 2022	12.65	12.52	12.68	12.66	13.08
February 28, 2022	12.74	12.61	12.77	12.74	13.17
March 31, 2022	12.93	12.79	12.97	12.93	13.38
April 30, 2022	13.09	12.94	13.12	13.08	13.56
May 31, 2022	13.14	13.00	13.17	13.13	13.62
June 30, 2022	13.11	12.98	13.15	13.10	13.58
July 31, 2022	13.21	13.07	13.24	13.19	13.67
August 31, 2022	13.15	13.01	13.19	13.13	13.63
September 30, 2022	13.06	12.92	13.09	13.04	13.53
October 31, 2022	13.02	12.88	13.05	13.00	13.48
November 30, 2022	13.02	12.88	13.05	13.00	13.48
December 31, 2022	12.78	12.65	12.82	12.77	13.25
January 31, 2023	12.80	12.66	12.83	12.78	13.26
February 28, 2023	12.65	12.51	12.68	12.63	13.11
March 31, 2023	12.42	12.29	12.46	12.41	12.89
April 30, 2023	12.40	12.27	12.44	12.39	12.87
May 31, 2023	12.32	12.18	12.35	12.30	12.78
June 30, 2023	12.30	12.16	12.33	12.28	12.76
July 31, 2023	12.29	12.16	12.32	12.27	12.75
August 31, 2023	12.22	12.08	12.25	12.20	12.68
September 30, 2023	12.13	11.99	12.16	12.11	12.59
October 31, 2023	12.08	11.95	12.11	12.06	12.54
November 30, 2023	12.06	11.92	12.08	12.04	12.52
December 31, 2023	11.99	11.86	12.02	11.98	12.45

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2023 ($ and shares in thousands, except per share data):

Components of NAV	December 31, 2023
Investments in real property	$2,200,315
Investments in commercial mortgage loans	171,088
Investments in real estate-related securities	119,014
Investments in international affiliated funds	118,055
Investments in real estate debt	89,388
Cash and cash equivalents	27,638
Restricted cash	25,847
Other assets	11,594
Debt obligations	(492,745)
Other liabilities	(79,911)
Subscriptions received in advance	(24,905)
Stockholder servicing fees payable the following month(1)	(553)
Non-controlling interests in joint venture	(5,449)
Net Asset Value	$2,159,376
Net Asset Value attributable to preferred stock	125
Net Asset Value attributable to common stockholders	$2,159,251
Number of outstanding shares of common stock	179,511
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2023, we have accrued under GAAP approximately $45.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2023
($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$200,626	$528,327	$87,751	$972,266	$370,281	$2,159,251
Number of outstanding shares	16,728	44,563	7,300	81,189	29,731	179,511
NAV per share as of December 31, 2023	$11.99	$11.86	$12.02	$11.98	$12.45
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.79%	5.70%
Multifamily	6.53	5.47
Office	7.71	7.01
Healthcare	7.27	6.36
Retail	6.57	5.75
Self-Storage	7.27	5.65
Single-Family Housing	7.25	5.50

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	2.00%	1.49%	1.89%	1.93%	1.93%	1.92%	1.81%
(weighted average)	0.25% increase	(1.99)%	(2.31)%	(1.89)%	(1.96)%	(1.84)%	(1.92)%	(1.96)%
Exit Capitalization Rate	0.25% decrease	3.05%	2.51%	2.25%	2.63%	2.87%	3.04%	3.12%
(weighted average)	0.25% increase	(2.85)%	(3.15)%	(2.16)%	(2.49)%	(2.53)%	(2.72)%	(2.75)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2023
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,709,951
Redeemable non-controlling interest	430
Total partners' capital of Operating Partnership	1,710,381
Adjustments:
Organization and offering costs(1)	2,612
Accrued stockholder servicing fees(2)	44,786
Unrealized net real estate and real estate debt appreciation(3)	207,463
Accumulated depreciation and amortization(4)	207,659
Straight-line rent receivable	(13,525)
Net Asset Value	$2,159,376
(1)The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018. Organization costs are expensed and offering costs are a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing in October 2021, the date the NAV reached $1.0 billion.
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.8245 per share for the year ended December 31, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipient.
The following tables detail the aggregate distribution declared for each of our share classes:

	For the Year Ended December 31, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8245	$0.8245	$0.8245	$0.8245	$0.8245
Advisory fee per share of common stock	(0.1467)	(0.1408)	(0.1453)	(0.1407)	(0.0796)
Stockholder servicing fee per share of common stock	(0.1052)	(0.1053)	(0.0306)	—	—
Net distribution per share of common stock	$0.5726	$0.5784	$0.6486	$0.6838	$0.7449
For the year ended December 31, 2023, we declared and paid distributions of $119.1 million. The December 2023 distribution was declared and paid in January 2024, and is excluded from the analysis below as it will be a 2024 tax event.

The following table outlines the tax characterization of our distributions paid in 2023, 2022 and 2021 as a percentage of total distributions:

	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%
2022 Tax Year	—%	—%	100%
2021 Tax Year	—%	—%	100%
The following tables summarizes our distributions declared and paid ($ in thousands):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$65,921	55.34%	$58,055	59.44%	$29,683	79.43%
Reinvested in shares	53,195	44.66%	39,618	40.56%	7,687	20.57%
Total distributions	$119,116	100.00%	$97,673	100.00%	$37,370	100.00%
Sources of distributions
Cash flows from operating activities	$74,022	62.14%	$89,868	92.01%	$20,832	55.75%
Debt and financing proceeds	45,094	37.86%	7,805	7.99%	16,538	44.25%
Total sources of distributions	$119,116	100.00%	$97,673	100.00%	$37,370	100.00%
Total cash flows from operating activities	$74,022		$89,868		$20,832

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
During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2023	1,903,161	1.06%	12.09	1,903,161	—
November 2023	3,043,545	1.67%	12.05	3,043,545	—
December 2023	1,585,616	0.87%	12.00	1,585,616	—
	6,532,322	N/M	$12.05	6,532,322	—
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(2)All repurchase requests under our share repurchase plan were satisfied.
Unregistered Sales of Equity Securities and Use of Proceeds
We have sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer indirect interests in such shares to non-U.S. persons as set forth in the table below. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder.

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
October 1, 2023	125,010	$1,525,125
November 1, 2023	148,711	$1,800,889
December 1, 2023	121,915	$1,470,294
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

Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a REIT for U.S. federal income tax purposes. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets and commercial mortgage loans. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the "Advisor"), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC ("Nuveen"). Nuveen is the asset management arm and a wholly owned subsidiary of TIAA.
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
2023 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $119.1 million during the year ended December 31, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.46%	5.19%	4.61%	4.68%
Year-to-Date Total Return, without upfront selling commissions	(0.95)%	(1.22)%	(1.79)%	(1.79)%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(2.69)%	(5.21)%	(5.21)%
Inception-to-Date Total Return, without upfront selling commissions	8.82%	8.60%	8.46%	8.30%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	8.31%	7.70%	7.37%
Investments:
•Acquired one self-storage property for a total purchase price of $13.8 million, inclusive of closing costs, in the high-growth market of Brighton, Colorado.
Capital Activity and Financings:
•Raised $338.9 million of gross proceeds during the year ended December 31, 2023.
•Satisfied all share repurchase requests, totaling $341.0 million, for the year ended December 31, 2023.
•Amended our Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, with an accordion feature that may increase aggregate commitments up to $800.0 million.

Portfolio
The following charts outline the allocation of our investments based on fair value as of December 31, 2023(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (82%) and investments in our International Affiliated Funds (4%).
(2) RE-related Securities includes publicly-listed REITs (4%) and CMBS (4%) as shown on our Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of December 31, 2023(3)(4):

U.S. By Region (%)

Midwest
6%
East
18%
South
55%
West
21%

By Sector (%)

Grocery-Anchored Retail 11%
Single-Family Housing 6%
Office 5%
Healthcare 24%
Industrial 33%
Self-Storage 3%
Multifamily 18%

(3) Allocation by region includes only directly-owned domestic property investments.
(4) Allocation by sector includes our directly held property in Copenhagen, Denmark.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of December 31, 2023:

European Cities Fund

Portfolio as of December 31, 2023

Omni, Edinburgh
Via Darwin, Milan
Campus, Copenhagen
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Westfields, Eindhoven
Logport, Venlo
CityPark, Vienna
Xanadú, Madrid
Kamppi, Helsinki
Meraville, Bologna

Kamppi
Helsinki
Omni
Edinburgh
Logport
Venlo
Campus
Copenhagen
Haagsche Zwaan
The Hague
The Cube
Berlin
Devonshire Sq
London
Westfields
Eindhoven
CityPark
Vienna
Via Darwin
Milan
Xanadú
Madrid
Meraville
Bologna
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, 31 December 2023.

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of December 31, 2023:

Asia Pacific Cities Fund

Portfolio as of December 31, 2023

● Office ● Logistics ● Multifamily

Seoul
09
04
02
05
03
Tokyo
09
04
07
Osaka
08
Hong Kong
06
Singapore
01
Sydney

183-185 Clarence St, Sydney
01

Namyangju Logistics, Seoul
02

Odawara Logistics, Tokyo
03

Japan Residential Portfolio I, Tokyo & Osaka
04

Uiwang Logistics, Seoul
05

One George Street, Singapore
06

Japan Residential Portfolio II, Osaka
07

Data Centre, Hong Kong
08

Japan Residential Portfolio III, Tokyo & Osaka
09

Source: Nuveen Real Estate, December 2023.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of December 31, 2023:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	96%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	92%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	94%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	96%
Total Multifamily	9				1,378	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	100%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	100%
Total Industrial	30				5,073	Sq. Ft	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	96%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	97%
Total Retail	6				695	Sq. Ft	97%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	100%
Perimeter's Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				324	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck's Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	100%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck's Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	97%
Total Healthcare	24				1,518	Sq. Ft	97%
Self-Storage:
Out O' Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	80%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	82%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	70%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	80%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	68%
Total Self-Storage	5				3,074	Units	76%
Single-Family Housing:
Single-Family Rentals	384	Various	Various	100%	775	Sq. Ft	95%
Total Single-Family Housing	384						95%
Total Investment Properties	461						97%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of December 31, 2023 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024	54	6,424	7%	817	11%
2025	70	11,848	14%	1,214	16%
2026	58	8,159	9%	896	12%
2027	55	13,409	15%	961	13%
2028	52	16,596	20%	1,240	16%
2029	15	3,136	4%	395	5%
2030	10	4,502	5%	303	4%
2031	6	1,827	2%	97	1%
2032	8	9,067	10%	842	11%
2033	14	7,506	9%	501	7%
Thereafter	8	4,210	5%	233	4%
Total	350	86,684	100%	7,499	100%
(1) The annualized December 31, 2023 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of December 31, 2023, we had 52 holdings and have invested $112.6 million in securities that are valued at $119.0 million.
The following chart further describes the diversification of our investments in real estate-related securities of December 31, 2023:

By Sector (%)
Diversified 7%
Healthcare 13%
Storage 7%
Shopping Centers 8%
Apartments 10%
Tech Infra 19%
Industrial 19%
Other 12%
Office Property 2%
Hotels 3%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 92%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 4% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties. Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 83%) whose base index rate of one-month SOFR is 5.47%, and help to generate a current portfolio yield of approximately 10.6%. As of December 31, 2023, we have invested $94.6 million in CMBS that are valued at $89.4 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of December 31, 2023:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of December 31, 2023, ECF had total equity commitments of $1.2 billion (€1.2 billion), all of which had been called. As of September 30, 2023, ECF had 12 assets with a gross asset value of $2.0 billion (€1.8 billion) and a loan to value ("LTV") ratio of 40.1%. The ECF portfolio is well diversified and had a balanced country exposure with 23.1% in the United Kingdom, 16.0% in the Netherlands, 12.8% in Finland, 12.6% in Spain, 12.1% in Italy, 10.7% in Germany, 7.0% in Austria, and 5.7% in Denmark. The 12-month net total return and since inception net total return was (10.0)% and 2.6%, respectively, as of September 30, 2023.
(Loss) income from equity investments in unconsolidated international affiliated funds from ECF for the years ended December 31, 2023, 2022 and 2021 was $(8.7) million, $5.6 million and $1.5 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of December 31, 2023, APCF had total equity commitments of $1.0 billion and had called $876.5 million of these commitments. As of September 30, 2023, APCF had nine investments (23 assets) with a gross asset value of $1.5 billion and a LTV ratio of 40.1%. APCF had 34.6% exposure in Singapore, 27.2% in Japan, 16.2% in South Korea, 13.7% in Hong Kong and 8.3% in Australia resulting in a 12-month total return and a since inception total return of 0.3% and 7.1% (foreign exchange neutral), respectively, as of September 30, 2023.
Income (loss) from equity investments in unconsolidated international affiliated funds from APCF for the years ended December 31, 2023, 2022 and 2021 was $1.7 million, ($2.2) million and $0.9 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of December 31, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,140	$50,940
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,380	$18,840
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,660
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,150
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,029	$74,243
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,676	$23,301
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,290
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,920
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,634
Total										$338,978
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP and were not derecognized.
In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at our election, the existing commercial mortgage loans are stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans are valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value will be based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the LTV ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
For the years ended December 31, 2023 and 2022, we had unrealized losses on our commercial mortgage loans of $3.3 million and $2.1 million, respectively. For the year ended December 31, 2021, we did not have any unrealized gains or losses on our commercial mortgage loans.
For the years ended December 31, 2023, 2022 and 2021, we recognized interest and loan origination income from our investment in commercial mortgage loans of $27.9 million, $15.1 million and $1.9 million, respectively.
Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2023 vs 2022
Revenues
Rental revenue	$173,974	$115,591	$58,383
Income from commercial mortgage loans	27,945	15,092	12,853
Total revenues	201,919	130,683	71,236
Expenses
Rental property operating	59,650	38,929	20,721
General and administrative	8,261	9,832	(1,571)
Advisory fee due to affiliate	31,539	26,851	4,688
Depreciation and amortization	84,975	65,646	19,329
Total expenses	184,425	141,258	43,167
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	12,565	(28,570)	41,135
Realized and unrealized loss from real estate debt	(1,258)	(4,144)	2,886
(Loss) income from equity investment in unconsolidated international affiliated funds	(6,947)	3,351	(10,298)
Unrealized loss on commercial mortgage loans	(3,325)	(2,118)	(1,207)
Unrealized loss from interest rate derivatives	(122)	—	(122)
Unrealized (loss) gain on note payable	(140)	233	(373)
Interest income	8,679	4,498	4,181
Interest expense	(39,778)	(16,785)	(22,993)
Total other income (expense)	(30,326)	(43,535)	13,209
Net loss	$(12,832)	$(54,110)	$41,278
Net loss attributable to non-controlling interests in third party joint ventures	(93)	(73)	(20)
Net income attributable to preferred stock	15	15	—
Net loss attributable to common stockholders	$(12,754)	$(54,052)	$41,298

Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made during the year ended December 31, 2022, our rental revenues and rental property operating expenses for the years ended December 31, 2023 and 2022 are not comparable. However, certain properties in our portfolio were owned for both the years ended December 31, 2023 and 2022 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the year ended December 31, 2023, income from commercial mortgage loans increased $12.9 million in comparison to the corresponding period in 2022, due to the origination of three commercial mortgages in July 2022, as well as the impact of rising interest rates in 2023.
General and Administrative Expenses
During the year ended December 31, 2023, general and administrative expenses decreased by $1.6 million in comparison to the corresponding period in 2022, primarily attributable to a decrease in disposition fees associated with the sale of our senior loans to unaffiliated parties.
Advisory Fee Due to Affiliate
During the year ended December 31, 2023, the advisory fee due to affiliate increased by $4.7 million as compared to the corresponding periods in 2022 due to the growth of our NAV.
Depreciation and Amortization
During the year ended December 31, 2023, depreciation and amortization increased by $19.3 million, in comparison to the corresponding periods in 2022 primarily due to acquisitions of real estate.
Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities went from a loss of $(28.6) million for the year ended December 31, 2022, to a gain of $12.6 million for the year ended December 31, 2023. The change was primarily driven by more favorable market conditions.
Realized and Unrealized Gain (Loss) from Real Estate Debt
During the year ended December 31, 2023, losses from real estate debt decreased by $2.9 million, in comparison to the corresponding periods in 2022, primarily driven by tightening spreads.
Income (Loss) from Equity Investment in Unconsolidated International Affiliated Funds
Income (loss) from equity investments in unconsolidated International Affiliated Funds went from income of $3.4 million for the year ended December 31, 2022, to a loss of $(6.9) million for the year ended December 31, 2023. The change was primarily driven by valuation losses in the office markets for ECF.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the year ended December 31, 2023, unrealized losses on commercial mortgage loans increased by $1.2 million in comparison to the corresponding period in 2022. The changes were primarily driven by the widening of floating rate spreads.
Interest Income
During the year ended December 31, 2023, interest income increased $4.2 million compared to the corresponding period in 2022 due to increased bond income from our CMBS investments.
Interest Expense
During the year ended December 31, 2023, interest expense increased $23.0 million, compared to the corresponding periods in 2022 due to additional borrowings on our credit facility, new borrowings on our mortgages and note payable, as well as the impact of rising interest rates.
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
For the year ended December 31, 2023, our same property portfolio consisted of 14 healthcare, 11 industrial, five multifamily, three office and one retail property.

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
The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(12,754)	$(54,052)
Adjustments to reconcile to same property NOI
Straight-line rental income	(4,084)	2,991
General and administrative	8,261	9,832
Advisory fee due to affiliate	31,539	26,851
Depreciation and amortization	84,975	65,646
Realized and unrealized (gain) loss from real estate-related securities	(12,565)	28,570
Income from commercial mortgage loans	(27,945)	(15,092)
Realized and unrealized loss from real estate debt	1,258	4,144
Unrealized loss from interest rate derivatives	122	—
Loss (income) from equity investments in unconsolidated international affiliated funds	6,947	(3,351)
Unrealized loss on commercial mortgage loans	3,325	2,118
Unrealized loss (gain) on note payable	140	(233)
Interest income	(8,679)	(4,498)
Interest expense	39,778	16,785
Loss attributable to non-controlling interests in third party joint ventures	(93)	(73)
Income attributable to preferred stock	15	15
NOI	$110,240	$79,653
Non-same property NOI	50,711	24,988
Same property NOI	$59,529	$54,665
The following table details the components of same property NOI for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,		2023 vs 2022
	2023	2022	$	%
Same property rental revenue
Multifamily	$29,382	$27,246	$2,136	8%
Healthcare	22,277	20,398	1,879	9%
Industrial	18,531	17,195	1,336	8%
Office	10,057	9,408	649	7%
Retail	7,389	6,790	599	9%
Total revenues	87,636	81,037	6,599	8%
Same property operating expenses
Multifamily	12,124	11,853	271	2%
Healthcare	6,699	5,672	1,027	18%
Industrial	5,114	4,936	178	4%
Office	2,564	2,350	214	9%
Retail	1,606	1,561	45	3%
Total expenses	28,107	26,372	1,735	7%
Same property NOI	$59,529	$54,665	$4,864	9%

Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the year ended December 31, 2023, rental revenues increased $6.6 million across the same property portfolio as compared to the corresponding periods in 2022.
For the year ended December 31, 2023, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our industrial and healthcare properties, increases in tenant reimbursement income as a result of higher operating expenses at certain of our industrial, healthcare and retail properties and lease termination income at our retail property.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the year ended December 31, 2023, property operating expenses increased $1.7 million across the same property portfolio as compared to the corresponding periods in 2022.
For the year ended December 31, 2023, the increases were driven primarily by increased real estate taxes at certain of our industrial and healthcare properties as well as higher property insurance at certain of our office and healthcare properties.
Factors Impacting Our Operating Results
Our businesses are affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the year ended December 31, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy. Additionally, rising interest rates, increasing costs and supply chain issues may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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
Rental Revenues
We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including: our ability to enter into leases with increasing or market value rents for the properties that we acquire and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time.
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
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $441.0 million of liquidity as of December 31, 2023, consisting of $205.0 million of an undrawn unsecured revolving credit facility, approximately $208.4 million in investments in real estate debt securities and real estate-related equity securities and $27.6 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.2 billion as of December 31, 2023.
The following table is a summary of our indebtedness as of December 31, 2023 and December 31, 2022 ($ in thousands):

	December 31, 2023			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate mortgage loans secured by our properties:
Fixed rate mortgages(3)	3.06%	2/20/2028	$175,527	$175,527	$175,884
Variable rate mortgage loans secured by our properties:
Variable rate mortgage loans	+0.70%	12/31/2032	21,096	21,096	20,173
Total mortgage loans secured by our properties				196,623	196,057
Deferred financing costs, net				(743)	(865)
Discount on assumed mortgage notes				(6,091)	(7,284)
Total net mortgage loans secured by our properties				189,789	187,908

Variable rate loans secured by other investments:
Variable rate note payable	+1.65%	4/9/2025	69,263	69,263	69,263
Total loans secured by other investments				$259,052	$257,171

Unsecured loans:

Unsecured variable rate revolving credit facility(4)	+applicable margin	9/30/2024	321,000	116,000	90,000
Unsecured variable rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	100,000
Total unsecured loans			455,000	250,000	190,000

Total indebtedness			$720,886	$509,052	$447,171
(1) "+" refers to the relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate, as applicable to each secured or unsecured loan.
(2) Weighted average maturity assumes maximum maturity date.
(3) See "Note 11. Mortgages Payable" for additional information related to the Company's variable and fixed rate mortgage loans.
(4) Additional borrowing under the Company's unsecured variable rate revolving credit facility is immediately available.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. In May 2023, we received repurchase requests that exceeded the 2% monthly limit under our share repurchase plan. Our board of directors, including all of our independent directors, unanimously authorized repurchases in excess of the 2% limit for May 2023 such that 100% of share repurchase requests timely received in May 2023 were satisfied. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through December 31, 2023 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Cash flows provided by operating activities	$77,840	$89,868	$20,832
Cash flows used in investing activities	(28,186)	(1,238,175)	(776,986)
Cash flows (used in) provided by financing activities	(71,590)	1,093,152	871,059
Net (decrease) increase in cash and cash equivalents and restricted cash	$(21,936)	$(55,155)	$114,905
Cash flows provided by operating activities decreased $12.0 million during the year ended December 31, 2023 compared to the corresponding period in 2022. The decrease was due to fluctuations in operating payables, partially offset by growth in the size of our portfolio.
Cash flows used in investing activities decreased $1.2 billion during the year ended December 31, 2023 compared to the corresponding period in 2022 due primarily to a $863.7 million decrease in acquisitions of real estate, a decrease in loan originations and fundings of $251.7 million, and reduced net purchases of real estate-related securities and real estate debt of $155.2 million.
Cash flows (used in) provided by financing activities decreased by $1.2 billion during the year ended December 31, 2023 compared to the corresponding period in 2022 due to a $704.1 million decrease in proceeds from the issuance of common stock, decrease in proceeds from loan participation sales of $177.1 million, decrease in note payable proceeds of $69.3 million and an increase in common stock repurchases of $283.7 million, partially offset by a decrease in net repayments on the Credit Facility of $108.0 million.
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

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(12,832)	$(54,110)	$19,103
Adjustments:
Real estate depreciation and amortization	84,975	65,646	29,088
Amount attributable to non-controlling interests for above adjustments	(348)	(185)	(15)
Funds from Operations attributable to common stockholders	71,795	11,351	48,176
Straight-line rental income	(4,084)	(2,991)	(2,255)
Amortization of above-and-below market lease intangibles	(4,124)	(3,368)	(2,031)
Amortization of deferred financing costs	1,229	647	622
Amortization of mortgage discount	1,194	355	—
Unrealized (gain) loss from changes in fair value of real estate-related securities	(19,247)	34,086	(16,844)
Unrealized loss (gain) from changes in fair value of real estate debt	1,057	4,144	(3)
Unrealized loss on commercial mortgage loans	3,325	2,118	—
Unrealized loss from interest rate derivatives	122	—	—
Unrealized loss (gain) on note payable	140	(233)	—
Amortization of restricted stock awards	263	171	74
Unrealized loss (income) from investments in international affiliated funds	11,083	(1,077)	(1,326)
Adjusted Funds from Operations attributable to stockholders	$62,753	$45,203	$26,413
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after December 31, 2023
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$515,886	$116,547	$259,397	$86,646	$53,296
Organization and offering costs	2,612	950	1,662	—	—
Interest expense(1)	65,061	23,191	29,577	7,518	4,775
Ground leases(2)	18,027	373	760	776	16,118
Total	$601,586	$141,061	$291,396	$94,940	$74,189
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the credit facility and note payable for the year ended December 31, 2023 were 6.59%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness was $319.3 million and consisted of our Revolving Facility, DDTL Facility and Note Payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the year ended December 31, 2023, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.3 million.
Certain of our mortgage loans are variable and indexed to the three-month Copenhagen Interbank Offered Rate (“CIBOR”). We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner ("DKK") as of December 31, 2023 to hedge the risk of increasing interest rates. For the year ended December 31, 2023, a 10 basis point increase in the three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of December 31, 2023.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investment, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of December 31, 2023.
ITEM 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-40. See accompanying Index to Consolidated Financial Statements on page F-1.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the year ended December 31, 2023, was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2023, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B. Other Information.
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age	Position
Michael J.L. Sales	59	Chairman of the Board and Chief Executive Officer
Michael A. Perry	57	Director
John L. MacCarthy	64	Director
Donna Brandin	67	Independent Director
John R. Chandler	64	Independent Director
Steven R. Hash	59	Lead Independent Director
Robert E. Parsons, Jr.	68	Independent Director
G. Christopher McGibbon	51	Co-President
Richard M. Kimble	47	Co-President
Keith A. Jones	41	Head of Client Solutions
James E. Sinople	47	Chief Financial Officer and Treasurer
William M. Miller	50	Secretary
Abigail Lewis	43	Head of Strategic Insights
Shawn C. Lese	54	Chief Investment Officer
Carly R. Tripp	43	Head of Global Transactions
Gracie Coburn	35	Vice President
Elizabeth A. Sworn	47	Vice President - Europe
Carsten Kebbedies	53	Vice President - Asia Pacific
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
Michael A. Perry has served as a member of our board of directors since May 2017. He serves as Executive Vice President and Head of the Global Client Group for Nuveen, where he is responsible for delivering Nuveen’s insights, capabilities and solutions to best service clients and grow revenues. Mr. Perry serves as a member of Nuveen’s Executive Committee and CEO of Nuveen Securities. Prior to these roles, in March 2019, Mr. Perry served as Head of Global Product, responsible for driving a consistent, global viewpoint and strategy across all aspects of product creation and management. He also led Structured Products and Alternative Investments, responsible for building and growing the closed-end fund and alternative investment businesses. Before joining Nuveen in July 2015, Mr. Perry spent five years at UBS Wealth Management, serving on its Executive Committee and responsible for investment advisory programs and research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to UBS, Mr. Perry spent 15 years at Merrill Lynch as a senior executive leading a number of investment businesses focused on the wealth management channel. Mr. Perry serves as a member of the board of directors of Nuveen Churchill Direct Lending Corporation. Mr. Perry holds a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the NYU Stern School of Business.
Mr. Perry is a valuable member of our board of directors because of his extensive experience with alternative investments and retail, high net worth and institutional client channels.

John L. MacCarthy has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity and middle market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM Nuveen Real Estate business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy was a member of the board of directors of Healthwell Acquisition Corporation I (NASDAQ: HWEL) from February 2021 through December 2023. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.
Mr. MacCarthy is a valuable member of our board of directors because of his experience serving on boards of a number of organizations and his history with Nuveen.
Donna Brandin has served as one of our independent directors and the Chairperson of the Audit Committee since January 2018. Ms. Brandin also served as an independent director of Broad Street Realty, Inc. from January 2022 until November 2023 and as an independent director of CION Man Residential REIT from December 2021 until November 2023. Ms. Brandin served as an independent director and Chairman of the Audit Committee of Invesque Inc. (TSX: IVQ), a publicly traded healthcare real estate company from July 2019 until May 2021.
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
Ms. Brandin’s qualifications to serve on our board of directors include her considerable experience in financial matters, including her experience as a chief financial officer of several organizations, including publicly-traded and public, non-listed REITs. Her experience serving on the boards of other public and private companies also contribute to her qualifications.
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
Robert E. Parsons, Jr. has served as one of our independent directors since January 2018. Mr. Parsons served as the Executive Vice President, Strategy and Business Development of Exclusive Resorts, LLC from 2020 until January 2024 and previously served as the Chief Financial Officer from 2004 (shortly after its founding) until 2020. From 1995 to 2002, Mr. Parsons was the Chief Financial Officer of Host Marriott Corporation. He began his career with Marriott Corporation in 1981 and continued to work in various financial planning, strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993.
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
Elizabeth A. Sworn has served as our Vice President – Europe since March 2024. Since January 2021, Ms. Sworn has also served as fund manager of Nuveen Real Estate’s Cityhold Office Partnership (“CHOP”), a joint venture among the TIAA General Account, Swedish National Pensions System’s AP1 and AP2 buffer funds and CBRE Investment Management. She is responsible for fund strategy, identifying acquisitions, implementing debt strategy and asset management opportunities for current assets, working closely with Nuveen’s local offices across Europe. Prior to her role as fund manager of CHOP, Ms. Sworn was co-Fund Manager of the ECF, largely responsible for the acquisitions within the portfolio.
Ms. Sworn joined Nuveen Real Estate in 2004 as an assistant portfolio manager working on a Europe-wide suite of funds set up through a strategic partnership with Ahli United Bank. In 2005, she began to manage one of these funds. From 2008 until 2013, Ms. Sworn managed a Euro-denominated commercial property fund invested in Germany. She also worked within the company’s pan-European indirect team as a portfolio manager responsible for holdings across Europe. Ms. Sworn started her career in property in 2000 working at Jones Lang LaSalle until 2004. Ms. Sworn holds an LLB, honors, in Law & Politics from the University of Birmingham and an M.A. in Property Valuation and Law from Bayes Business School. Ms. Sworn qualified as a Chartered Surveyor in December 2002.
Carsten Kebbedies has served as our Vice President – Asia Pacific since March 2024. Since March 2022, Mr. Kebbedies has also served as Head of Funds Management and Alternatives, Asia-Pacific for Nuveen Real Estate where he provides oversight and fiduciary accountability for investor mandates in the Asia-Pacific region. In addition, Mr. Kebbedies oversees strategy, acquisitions, dispositions and operational activity for all alternative real estate sectors in the Asia-Pacific region. Prior to his current role, Mr. Kebbedies led Nuveen Real Estate’s Product and Solutions division in the Asia-Pacific region. Mr. Kebbedies joined Nuveen Real Estate in 2006 and relocated to Singapore in 2014. Prior to Nuveen Real Estate, he was an Assistant Manager at KPMG where he worked on private equity transactions. Mr. Kebbedies holds a first and second state examination in Law and Business Studies from the University Osnabrück, Germany and was admitted as solicitor in Germany in 2002. He also holds a Master’s Degree (LL.M) from the University of Hull, U.K. in International Business Law.
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
Audit Committee. Our board of directors has established an audit committee, which consists of Donna Brandin, Steven R. Hash, Robert E. Parsons, Jr and John R. Chandler. Ms. Brandin serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:
•    our accounting and financial reporting processes,
•    the integrity and audits of our financial statements,
•    our compliance with legal and regulatory requirements,
•    the qualifications and independence of our independent auditors,
•    the performance of our internal and independent auditors, and
•    our cybersecurity matters.

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

The following table sets forth the compensation earned by or paid to our independent directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$60,000	$60,000	$120,000
John R. Chandler	$50,000	$50,000	$100,000
Steven R. Hash	$52,500	$52,500	$105,000
Robert E. Parsons, Jr.	$—	$100,000	$100,000
Executive Officers
We are externally managed and had no employees as of December 31, 2023. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any non-qualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2024, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	—	—%
Michael A. Perry	62,364	*
John L. MacCarthy	33,398	*
Donna Brandin	44,079	*
John R. Chandler	10,303	*
Steven R. Hash	11,673	*
Robert E. Parsons, Jr.	34,305	*
G. Christopher McGibbon	—	—%
Richard M. Kimble	—	—%
Keith A. Jones	6,168	*
James E. Sinople	—	—%
William M. Miller	—	—%
Abigail Lewis	—	—%
Shawn C. Lese	—	—%
Carly R. Tripp	—	—%
Gracie Coburn	—	—%
Elizabeth A. Sworn	—	—%
Carsten Kebbedies	—	—%
All directors and executive officers as a group**	202,290	*
5% Stockholders
Teachers Insurance and Annuity Association of America***	29,730,608	16%

*    Less than one percent.
**    Holds Class I shares of common stock.
***    Holds Class N shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	456,628
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	456,628
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
Director Independence
Our board of directors currently consists of seven members. Our board of directors may change the number of directors, but not to fewer than three directors nor more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter and Corporate Governance Guidelines define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Nuveen, Nuveen Real Estate or the Advisor. A director is deemed to be associated with Nuveen, Nuveen Real Estate or the Advisor if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Nuveen, Nuveen Real Estate or the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Nuveen or Nuveen Real Estate or advised by the Advisor or an affiliate. A business or professional relationship is deemed material per se if the gross revenue derived by the director from Nuveen, Nuveen Real Estate, the Advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Nuveen, Nuveen Real Estate, the Advisor or any of their affiliates. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws have been ratified by our board of directors, including a majority of our independent directors.
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
During the fiscal year ended December 31, 2023, we incurred an advisory fee expense of approximately $24.7 million.
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
During the fiscal year ended December 31, 2023, we did not have any costs to be reimbursed to the Advisor.
The Advisor has advanced all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through January 31, 2019, the first anniversary of the commencement of the IPO. We began reimbursing the Advisor for all such advanced expenses ratably over the 60 months on October 31, 2021, the date our NAV reached $1 billion. Organization and offering expenses are reimbursed as incurred. Wholesaling compensation expenses of persons associated with the Dealer Manager are paid by the Dealer Manager without reimbursement from us. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from such offering.
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
For the year ended December 31, 2023, we were in compliance with this requirement and our Total Operating Expenses were 1.30% of Average Invested Assets and 42.50% of Net Income.
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
Property Management and Other Services Agreements
We engaged NexCore Companies LLC (“Nexcore”), an affiliate of TIAA, to provide property management, accounting, construction and leasing services and acquisition services for our investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, we may pay acquisition fees to NexCore for sourcing deals and we may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement. We incurred approximately $0.5 million and $1.0 million in management fees and accounting, construction and leasing fees, respectively, related to Nexcore during the year ended December 31, 2023. We did not pay acquisition fees to NexCore during the year ended December 31, 2023.
We entered in an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist us in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, we committed $150.0 million to acquire single family rentals identified by Sparrow. We incurred approximately $1.3 million in asset and property management fees related to Sparrow during the year ended December 31, 2023.
We entered in an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist us in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. We incurred approximately $0.1 million in acquisition and asset management fees related to MyPlace during the year ended December 31, 2023.
We entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of our real estate investments (the “Agreement”). For project management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. We incurred approximately $0.1 million in Nuveen RE PMS fees during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company paid approximately $1.5 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2023, the Dealer Manager had not retained any upfront selling commissions and dealer manager fees.
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
During the year ended December 31, 2023, the Company paid approximately $6.8 million in stockholder servicing fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2023, the Dealer Manager had not retained any stockholder servicing fees.

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
For the fiscal year ended December 31, 2023, the costs of raising capital in our Follow-on Public Offering, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2023, represented less than 3% of capital raised.
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
ITEM 14.    Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Audit Fees	$946	$794
Audit-related services	$10	10
Total	$956	$804
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
2. Financial Statement Schedules – Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-39 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference)

4.1*	Amended and Restated Distribution Reinvestment Plan

4.2*	Description of Securities of Nuveen Global Cities REIT, Inc.

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

21.1*	Subsidiaries of the Registrant

24.1	Power of Attorney (included in signature page to the Annual Report on Form 10-K)

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Nuveen Global Cities REIT, Inc.

Date: March 22, 2024	By:	/s/ Michael J.L. Sales
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

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 22, 2024
Michael J.L. Sales

/s/ James E. Sinople	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2024
James E. Sinople

/s/ Michael A. Perry	Director	March 22, 2024
Michael A. Perry

/s/ John L. MacCarthy	Director	March 22, 2024
John L. MacCarthy

/s/ Donna Brandin	Director	March 22, 2024
Donna Brandin

/s/ John R. Chandler	Director	March 22, 2024
John R. Chandler

/s/ Steven R. Hash	Director	March 22, 2024
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	March 22, 2024
Robert E. Parsons, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allocation of Purchase Price for Investments in Real Estate – Valuation of Acquired Tangible Assets
As described in Notes 2 and 3 to the consolidated financial statements, management determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, management accounts for the transaction as an asset acquisition. During the year ended December 31, 2023, the Company acquired one property with a purchase price of $13.8 million, which was accounted for as an asset acquisition. Whether the acquisition of a property acquired is considered a business combination or asset acquisition, upon acquisition of a property, management assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. Management assesses and considers fair value using the income approach discounted cash flow method, utilizing discount and cap rates deemed appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the allocation of purchase price for investments in real estate – valuation of acquired tangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of tangible acquired assets and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating significant assumptions related to the capitalization rate, discount rate, and fair market lease rates used in the discounted cash flow method.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the executed purchase and sale agreement; (ii) testing management’s process for developing the fair value estimate of tangible acquired assets; (iii) evaluating the appropriateness of the discounted cash flow method used by management; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the capitalization rate, discount rate, and fair market lease rates. Evaluating the reasonableness of the significant assumptions related to the capitalization rate, discount rate, and fair market lease rates involved considering (i) the consistency with external market data and comparable transactions and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 22, 2024
We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$1,734,696	$1,760,484
Investments in commercial mortgage loans, at fair value	338,978	343,970
Investments in real estate-related securities, at fair value	119,014	116,164
Investments in international affiliated funds	118,055	127,224
Investments in real estate debt, at fair value	89,388	98,252
Intangible assets, net	97,876	122,991
Cash and cash equivalents	27,638	43,073
Restricted cash	25,847	32,348
Other assets	28,506	26,355
Total assets	$2,579,998	$2,670,861
Liabilities and Equity
Credit facility	$250,000	$190,000
Mortgages payable, net	189,789	187,908
Loan participations, at fair value	167,890	175,830
Note payable, at fair value	69,170	69,030
Accounts payable, accrued expenses, and other liabilities	75,995	74,571
Due to affiliates	47,951	50,637
Intangible liabilities, net	34,204	40,232
Subscriptions received in advance	24,905	31,147
Distributions payable	9,713	10,065
Total liabilities	869,617	829,420
Redeemable non-controlling interest	430	610
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 16,727,973 and 17,285,298 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	167	172
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 44,562,862 and 45,277,146 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	446	453
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,300,445 and 8,009,944 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	73	79
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 81,188,939 and 79,727,458 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	812	799
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	297	297
Additional paid-in capital	2,058,699	2,060,366
Accumulated deficit and cumulative distributions	(351,943)	(220,425)
Accumulated other comprehensive loss	(2,547)	(5,137)
Total stockholders' equity	1,706,129	1,836,729
Non-controlling interests attributable to third party joint ventures	3,822	4,102
Total equity	1,709,951	1,840,831
Total liabilities and equity	$2,579,998	$2,670,861
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue	$173,974	$115,591	$56,607
Income from commercial mortgage loans	27,945	15,092	1,913
Total revenues	201,919	130,683	58,520
Expenses
Rental property operating	59,650	38,929	18,163
General and administrative	8,261	9,832	3,796
Advisory fee due to affiliate	31,539	26,851	8,781
Depreciation and amortization	84,975	65,646	29,088
Total expenses	184,425	141,258	59,828
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	12,565	(28,570)	22,471
Realized and unrealized (loss) gain from real estate debt	(1,258)	(4,144)	3
(Loss) income from equity investments in unconsolidated international affiliated funds	(6,947)	3,351	2,435
Unrealized loss on commercial mortgage loans	(3,325)	(2,118)	—
Unrealized loss from interest rate derivatives	(122)	—	—
Unrealized (loss) gain on note payable	(140)	233	—
Interest income	8,679	4,498	207
Interest expense	(39,778)	(16,785)	(4,705)
Total other income (expense)	(30,326)	(43,535)	20,411
Net (loss) income	$(12,832)	$(54,110)	$19,103
Net (loss) income attributable to non-controlling interests in third party joint ventures	(93)	(73)	5
Net income attributable to preferred stock	15	15	19
Net (loss) income attributable to common stockholders	$(12,754)	$(54,052)	$19,079
Net (loss) income per share of common stock - basic and diluted	$(0.07)	$(0.36)	$0.29
Weighted-average shares of common stock outstanding, basic and diluted	180,788,357	151,824,301	65,739,279

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(12,832)	$(54,110)	$19,103
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,590	(4,898)	(2,407)
Comprehensive (loss) income	(10,242)	(59,008)	16,696
Comprehensive (loss) income attributable to non-controlling interests in third party joint ventures	(93)	(73)	5
Comprehensive income attributable to preferred stock	15	15	19
Comprehensive (loss) income attributable to common stockholders	$(10,164)	$(58,950)	$16,672
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Preferred Stock	Par Value							Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S		Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2020	$250	$33	$28		$13		$46	$297	$416,348	$(42,406)	$2,168	$376,777	$—	$376,777
Common Stock Issued	$—	59	208		32		269	—	622,430	—	—	622,998	—	622,998
Distribution Reinvestment	—	1	2		1		3	—	7,680	—	—	7,687	—	7,687
Preferred stock redemption	(125)	—	—		—		—	—	—	—	—	(125)	—	(125)
Common stock repurchased	—	(1)	—	(a)	—	(a)	(2)	—	(3,201)	—	—	(3,204)	—	(3,204)
Amortization of restricted stock grants	—	—	—		—		—	—	74	—	—	74	—	74
Net income	19	—	—		—		—	—	—	19,079	—	19,098	5	19,103
Distributions on common stock	—	—	—		—		—	—	—	(40,631)	—	(40,631)	—	(40,631)
Contribution from non-controlling interest	—	—	—		—		—	—	—	—	—	—	830	830
Distribution to Series A preferred stock	(18)	—	—		—		—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	(2,407)	(2,407)	—	(2,407)
Allocation to redeemable non-controlling interest	—	—	—		—		—	—	(258)	—	—	(258)	—	(258)
Balance at December 31, 2021	$126	$92	$238		$46		$316	$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Common Stock Issued	$—	82	217		34		496	—	1,040,045	—	—	1,040,874	—	1,040,874
Distribution reinvestment	—	3	9		2		17	—	39,587	—	—	39,618	—	39,618
Common stock repurchased	—	(5)	(11)		(3)		(30)	—	(62,158)	—	—	(62,207)	—	(62,207)
Amortization of restricted stock grants	—	—	—		—		—	—	171	—	—	171	—	171
Net income (loss)	15	—	—		—		—	—	—	(54,052)	—	(54,037)	(73)	(54,110)
Distributions on common stock	—	—	—		—		—	—	—	(102,415)	—	(102,415)	—	(102,415)
Contributions from non-controlling interests	—	—	—		—		—	—	—	—	—	—	3,360	3,360
Distributions to non-controlling interests	—	—	—		—		—	—	—	—	—	—	(20)	(20)
Distributions on Series A preferred stock	(16)	—	—		—		—	—	—	—		(16)	—	(16)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	(4,898)	(4,898)	—	(4,898)
Allocation to redeemable non-controlling interest	—	—	—		—		—	—	(352)	—		(352)	—	(352)
Balance at December 31, 2022	$125	$172	$453		$79		$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Common Stock Issued (b)	$—	(1)	52		4		175	—	285,504	—	—	285,734	—	285,734
Distribution reinvestment	—	4	12		2		24	—	53,153	—	—	53,195	—	53,195
Common stock repurchased	—	(8)	(71)		(12)		(186)	—	(340,767)	—	—	(341,044)	—	(341,044)
Amortization of restricted stock grants	—	—	—		—		—	—	263	—	—	263	—	263
Net income (loss)	15	—	—		—		—	—	—	(12,754)	—	(12,739)	(93)	(12,832)
Distributions on common stock	—	—	—		—		—	—	—	(118,764)	—	(118,764)	—	(118,764)
Distributions to non-controlling interests	—	—	—		—		—	—	—	—	—	—	(187)	(187)
Distributions on Series A preferred stock	(15)	—	—		—		—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—		—		—	—	—	—	2,590	2,590	—	2,590
Allocation to redeemable non-controlling interests	—	—	—		—		—	—	180	—	—	180	—	180
Balance at December 31, 2023	$125	$167	$446		$73		$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
(a)Amount is not presented due to rounding; see Note 19.
(b)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(12,832)	$(54,110)	$19,103
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,975	65,646	29,088
Unrealized (gain) loss on changes in fair value of real estate-related securities	(19,247)	34,086	(16,844)
Realized loss (gain) on sale of real estate-related securities	11,531	(1,760)	(3,692)
Unrealized loss (gain) on changes in fair value of real estate debt	1,057	4,144	(3)
Unrealized loss (gain) on changes in fair value of note payable	140	(233)	—
Unrealized loss on changes in fair value of commercial mortgage loans	3,325	2,118	—
Unrealized loss on changes in fair value of interest rate derivatives	122	—	—
Realized loss on sale of real estate debt	201	—	—
Loss (income) from equity investments in unconsolidated international affiliated funds	6,947	(3,351)	(2,435)
Income distributions from equity investments in unconsolidated international affiliated funds	4,136	2,274	1,109
Straight line rent adjustment	(4,084)	(2,991)	(2,255)
Amortization of above and below-market lease intangibles	(4,124)	(3,368)	(2,031)
Amortization of deferred financing costs	1,229	647	622
Amortization of mortgage discount	1,194	355	—
Amortization of restricted stock grants	263	171	74
Change in assets and liabilities:
Decrease (increase) in other assets	1,705	1,188	(9,249)
Increases in accounts payable, accrued expenses and other liabilities	1,302	45,052	7,345
Net cash provided by operating activities	77,840	89,868	20,832
Cash flows from investing activities:
Acquisitions of real estate	(13,759)	(877,459)	(500,176)
Origination and fundings of commercial mortgage loans	(6,273)	(258,019)	(140,512)
Proceeds from payoff of commercial mortgage loan	—	51,128	—
Funding for investment in international affiliated funds	—	—	(81,116)
Capital improvements to real estate	(20,626)	(11,092)	(7,054)
Purchase of real estate-related securities	(84,950)	(106,448)	(60,129)
Proceeds from sale of real estate-related securities	89,816	51,928	26,747
Purchases of real estate debt	(43,281)	(99,075)	(14,180)
Proceeds from sale of real estate debt	50,887	10,862	—
Deposits on real estate property	—	—	(566)
Net cash used in investing activities	(28,186)	(1,238,175)	(776,986)
Cash flows from financing activities:
Proceeds from issuance of common stock	247,119	951,244	638,104
Repurchase of common stock	(334,380)	(50,660)	(2,873)
Offering costs paid	(943)	(966)	(752)
Borrowings under credit facility	120,500	357,000	532,723
Repayments on credit facility	(60,500)	(405,000)	(424,000)
Borrowings under mortgages payable	—	20,173	58,250
Payments on mortgages payable	(357)	—	—
Borrowings under note payable	—	69,263
Payment of deferred financing costs	(872)	(366)	(2,175)
Proceeds from sale of loan participations	—	177,145	—
Contributions from non-controlling interests in third party joint ventures	—	3,360	830
Payment of offering and organization costs due to affiliate	(939)	(1,097)	—
Distributions to preferred stockholders	(15)	(16)	(18)
Repurchase of preferred stock	—	—	(125)
Distributions to non-controlling interests in third party joint ventures	(187)	(20)	—
Subscriptions received in advance	24,905	31,147	100,778
Distributions	(65,921)	(58,055)	(29,683)
Net cash (used in) provided by financing activities	(71,590)	1,093,152	871,059
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(21,936)	(55,155)	114,905
Cash and cash equivalents and restricted cash, beginning of period	75,421	130,576	15,671
Cash and cash equivalents and restricted cash, end of period	$53,485	$75,421	$130,576

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
	2023	2022	2021
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$27,638	$43,073	$36,163
Restricted cash	25,847	32,348	94,413
Total cash and cash equivalents and restricted cash	$53,485	$75,421	$130,576
Supplemental disclosures:
Interest paid	$41,524	$13,453	$3,783
Right-of-use asset obtained in exchange for new operating lease liability (non-cash transaction)	$—	$2,123	$—
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(79)	$12,648	$(785)
Accrued capital expenditures	$(1,690)	$10,055	$445
Fundings of commercial mortgage loans through increases in loan participations	$(4,915)	$—	$—
Paydown of commercial mortgage loans through decrease in loan participations	$10,000	$—	$—
Non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$2,531	$—
Assumption of mortgages payable in conjunction with acquisitions of investments in real estate	$—	$62,132	$—
Accrued distributions	$352	$(4,742)	$(3,258)
Accrued stockholder servicing fees	$(1,747)	$21,728	$20,632
Distribution reinvestments	$53,195	$39,618	$7,687
Allocation to redeemable non-controlling interests	$(180)	$352	$258
Increases in loan participations through fundings of commercial mortgage loans	$4,915	$—	$—
Decrease in loan participations through paydown of commercial mortgage loans	$(10,000)	$—	$—
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
As of December 31, 2023, the Company had received aggregate net proceeds of $2.2 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering and in unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of December 31, 2023 and December 31, 2022 and for the years ended December 31, 2023, 2022 and 2021. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and the applicable rules and regulations of the SEC.
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
As of December 31, 2023, and December 31, 2022, the total assets and liabilities of the Company’s consolidated VIE were $49.5 million and $30.3 million, and $51.2 million and $30.2 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value using the income approach's discounted cash flow method, utilizing discount and cap rates that it deems appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
The Company uses the cumulative earnings approach to classify its distributions received from equity method investments. Under the cumulative earnings approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns on investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess will be considered a return of investment and classified as cash inflows from investing activities.

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
Loan Participations
In certain instances, the Company finances loans through the non-recourse syndication of a senior loan interest to a third party. Depending on the particular structure of the syndication, the senior loan interest may remain on the Company's Consolidated Balance Sheets or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in its consolidated financial statements. When these sales do not qualify for sale accounting under GAAP, the Company reflects the transaction by recording a loan participations liability at fair value on the Consolidated Balance Sheets, however this gross presentation does not impact Stockholders’ Equity or Net Income. When the sales are recognized, the Consolidated Balance Sheets only include the remaining subordinate loan.
The Company and its loan service provider have limited access to contractual and financial information pertaining to these senior loan interests and rely on the third party senior lenders to provide the latest information as it becomes available.
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
Financing costs related to the Company's note payable are expensed as incurred and recorded in Interest Expense on the Company's Consolidated Statements of Operations.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$119,014	$—	$—	$119,014	$116,164	$—	$—	$116,164
Investments in real estate debt	—	89,388	—	89,388	—	98,252	—	98,252
Investments in commercial mortgage loans	—	—	338,978	338,978	—	—	343,970	343,970
Total	$119,014	$89,388	$338,978	$547,380	$116,164	$98,252	$343,970	$558,386

Liabilities:
Loan participations	$—	$—	$167,890	$167,890	$—	$—	$175,830	$175,830
Note payable	—	—	69,170	69,170	—	—	69,030	69,030
Interest rate derivatives(1)	—	124	—	124	—	—	—	—
Total	$—	$124	$237,060	$237,184	$—	$—	$244,860	$244,860
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities in the Company's Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2022	$343,970		$175,830		$69,030
Additional fundings	11,188	(a)	4,915	(a)	—
Paydown	(10,000)	(b)	(10,000)	(b)	—
Net unrealized loss on assets	(6,180)	(c)	—		—
Net unrealized (gain) loss on liabilities	—		(2,855)	(c)	140
Balance as of December 31, 2023	$338,978		$167,890		$69,170
(a) Includes additional fundings on commercial mortgage loans and loan participations of $6.3 million and $4.9 million, respectively.
(b) Paydown of $10.0 million associated with loan participations.
(c) Unrealized Loss on Commercial Mortgage Loans of $3.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2023 includes unrealized losses of $6.2 million associated with commercial mortgage loans, net of unrealized gains of $2.9 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of December 31, 2023.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.30% - 10.85% (4.44%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.30% - 4.05% (2.85%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 1.75% (1.75%)

(1) Secured Overnight Financing Rate ("SOFR") as of December 31, 2023 was 5.4%.
As of December 31, 2023, the carrying value of the Company's credit facility approximated fair value. The fair value of the Company's mortgages payable was $173.6 million and $178.6 million as of December 31, 2023 and December 31, 2022, respectively. Fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.
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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of December 31, 2023, the Company did not have any nonaccrual mortgage loans.

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
Restricted Cash
As of December 31, 2023, the Company had $25.8 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $24.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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
The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The Company’s dealings with the TRSs must be arm’s length in nature or be permitted under the Code. Otherwise, the Company may be subject to 100% penalty tax, or its TRSs may be denied deductions. A domestic TRS is subject to U.S. corporate federal income tax and state income or franchise tax. A Cayman Islands TRS is not subject to U.S. corporate federal income tax, to the extent it does not have U.S. source income, or Cayman Islands taxes. A Luxembourg TRS is not subject to U.S. corporate federal income tax, to the extent it does not have U.S. source income, but may be subject to Luxembourg taxes.
As of December 31, 2023, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of the commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company's ownership of the securities of its TRSs to no more than 20% of the value of the Company's total assets. For the year ended December 31, 2023, the Company incurred federal income tax expense related to the TRSs of $0.4 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the year ended December 31, 2023.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. Interest and penalties related to unrecognized tax positions are included in income tax expense, and no amount has been accrued. Income tax returns for tax years 2020 through 2023 remain subject to governmental examination.
Deferred Taxes
As of December 31, 2023, the Company had a deferred tax liability of $2.2 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between fair value and current tax basis, and was assumed during the acquisition of the multifamily portfolio in Copenhagen, Denmark.

Organization and Offering Expenses
The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023.The Company's NAV reached $1.0 billion in October 2021 and as of December 31, 2023, the Company had reimbursed the Advisor $2.0 million of such costs.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $2.6 million and $3.6 million remained outstanding as of December 31, 2023 and December 31, 2022, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the years ended December 31, 2023, 2022 and 2021, the Company charged $0.9 million, $1.0 million and $0.7 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF are measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF's income and expense, realized gains and losses, foreign currency translation adjustments and unrealized appreciation or depreciation, has been translated using the weighted average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The financial position and results of operations of the Company's wholly-owned multifamily portfolio located in Copenhagen, Denmark ("CASA Nord") are measured using the local currency (Danish Krone) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss) has been translated using the weighted average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income (Loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of $2.6 million, $(4.9) million and $(2.4) million, respectively, for the years ended December 31, 2023, 2022 and 2021.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Derivative Instruments
The Company uses derivative financial instruments such as interest rate swaps to manage risks from fluctuations in interest rates. The Company records its derivatives at fair value and such amounts are reflected in either Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, depending on its position at the end of the reporting period. Any changes in the fair value of these derivatives are recorded as Unrealized Gain (Loss) from Interest Rate Derivatives on the Company's Consolidated Statements of Operations.
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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant expenses regularly provided to the chief operating decision maker ("CODM"), as well as the CODM's title and position. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management is currently assessing the impact this standard will have on the Company's financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by; federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. Management is currently assessing the impact this standard will have on the Company's financial statements as well as the method by which the Company will adopt the new standard.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Building and building improvements	$1,551,417	$1,522,540
Land and land improvements	315,797	312,989
Furniture, fixtures and equipment	15,038	13,285
Total	1,882,252	1,848,814
Accumulated depreciation	(147,556)	(88,330)
Investments in real estate, net	$1,734,696	$1,760,484
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $59.2 million, $42.9 million, and $18.7 million, respectively.
During the year ended December 31, 2023, the Company acquired one self-storage property.
The following table provides details of the property acquired during the year ended December 31, 2023 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Self-Storage	$13,759	1	1	716 Units
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The following table provides details of the properties acquired during the year ended December 31, 2022 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Medical Office	$292,016	1	10	662 Sq. Ft
Industrial	380,912	5	19	3,225 Sq. Ft
Retail	130,371	1	5	496 Sq. Ft
Self-Storage	48,270	4	4	2,358 Units
Multifamily	37,818	1	4	84 Units
Single-Family Rentals	50,204	127	127	250 Sq. Ft
	$939,591	139	169
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities, mortgage notes or mortgage discounts assumed.

The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Building and building improvements	$10,306	$728,644
Land and land improvements	2,258	145,958
In-place lease intangibles	704	34,087
Furniture, fixtures and equipment	491	409
Leasing commissions	—	19,855
Other intangibles	—	10,638
Total purchase price	$13,759	$939,591
Mortgage notes assumed	—	(69,657)
Discount on assumed mortgage notes	—	7,525
Non-controlling interest	—	(3,347)
Net purchase price	$13,759	$874,112
Note 4. Investments in Real Estate-Related Securities
As of December 31, 2023 and December 31, 2022, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$116,164	$93,970
Additions	84,950	106,448
Disposals	(89,816)	(51,928)
Unrealized gains (losses)	19,247	(34,086)
Realized (losses) gains	(11,531)	1,760
Ending balance	$119,014	$116,164
The following table summarizes the components of Realized and Unrealized Gain (Loss) from Real Estate-Related Securities during the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Unrealized gain (loss)	$19,247	$(34,086)	$16,844
Realized (loss) gain	(11,531)	1,760	3,692
Dividend income	4,849	3,756	1,935
Total	$12,565	$(28,570)	$22,471
Note 5. Investments in Real Estate Debt
The following tables detail the Company's Investments in Real Estate Debt ($ in thousands):

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/2/2043	$19,266	$17,780	$14,845
CMBS - Floating	7.93%	6/2/2037	78,658	76,806	74,543
Total	7.12%	8/31/2038	97,924	94,586	89,388

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.83%	9/25/2043	$19,541	$18,324	$17,157
CMBS - Floating	6.48%	4/28/2037	86,035	84,068	81,095
Total	5.99%	7/05/2038	105,576	102,392	98,252
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company's Investments in Real Estate Debt ($ in thousands):

	December 31, 2023			December 31, 2022
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$31,577	$31,206	34.9%	$31,069	$29,979	30.5%
Office	10,391	8,577	9.6%	13,148	12,194	12.4%
Diversified	10,289	9,347	10.5%	10,833	10,179	10.4%
Multifamily	10,247	9,529	10.6%	17,457	17,083	17.3%
Hotel	7,966	7,962	8.9%	4,798	4,637	4.7%
Cold Storage	6,844	6,881	7.7%	9,799	9,664	9.8%
Retail	6,208	6,181	6.9%	4,245	4,106	4.2%
Net Lease	3,861	2,673	3.0%	3,907	3,493	3.6%
Life Science	3,412	3,204	3.6%	1,493	1,439	1.5%
Manufactured Housing	2,639	2,669	3.0%	3,149	3,148	3.2%
Self-Storage	1,152	1,159	1.3%	2,494	2,330	2.4%
Total	$94,586	$89,388	100.0%	$102,392	$98,252	100.0%
The following table details the credit rating of the Company's Investments in Real Estate Debt ($ in thousands):

	December 31, 2023			December 31, 2022
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$6,260	$6,177	6.9%	$3,528	$3,347	3.4%
AA	10,124	10,132	11.3%	9,903	9,861	10.0%
A	21,792	20,711	23.2%	25,406	24,364	24.8%
BBB	51,785	48,704	54.5%	60,856	58,254	59.3%
BB	4,090	3,384	3.8%	2,164	2,021	2.1%
B	535	280	0.3%	535	405	0.4%
Total	$94,586	$89,388	100.0%	$102,392	$98,252	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt ($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$98,252	$14,183
Additions	43,281	99,075
Disposals	(50,887)	(10,862)
Unrealized losses	(1,057)	(4,144)
Realized losses	(201)	—
Ending balance	$89,388	$98,252
Note 6. Investments in International Affiliated Funds
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
The Company invested $79 million (€70 million) and had a 5.7% ownership in ECF as of December 31, 2023.
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
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$78,353	$79,097
Income distributions	(2,972)	(1,413)
(Loss) income from equity investment in unconsolidated international affiliated fund	(8,696)	5,567
Foreign currency translation adjustment	1,914	(4,898)
Ending balance	$68,599	$78,353
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2023, 2022 and 2021 was $(8.7) million, $5.6 million and $1.5 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 5.2% ownership in APCF as of December 31, 2023. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investment in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$48,871	$51,948
Income distributions	(1,164)	(861)
Income (loss) from equity investment in unconsolidated international affiliated fund	1,749	(2,216)
Ending balance	$49,456	$48,871
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2023, 2022 and 2021 was $1.7 million, ($2.2) million and $0.9 million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of December 31, 2023 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,140	$50,940
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,380	$18,840
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,660
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$22,163	$21,150
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,029	$74,243
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,676	$23,301
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,290
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,920
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,634
Total										$338,978
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the years ended December 31, 2023 and 2022, the Company had unrealized losses on its commercial mortgage loans of $3.3 million and $2.1 million, respectively. For the year ended 2021, the Company did not have any unrealized gains or losses on our commercial mortgage loans.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $27.9 million, $15.1 million and $1.9 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$343,970	$140,512
Loan originations	—	229,095
Sale of senior note	—	(51,128)
Additional fundings (1)	11,188	28,924
Paydown (2)	(10,000)	—
Net unrealized loss (3)	(6,180)	(3,433)
Ending balance	$338,978	$343,970
(1) For the year ended December 31, 2023, includes additional fundings on commercial mortgage loans and loan participations of $6.3 million and $4.9 million, respectively. For the year ended December 31, 2022, includes additional fundings on commercial mortgage loans and loan participations of $9.2 million and $19.7 million, respectively.
(2) Paydown of $10.0 million associated with loan participations.
(3) Unrealized Loss on Commercial Mortgage Loans of $3.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2023 includes unrealized losses of $6.2 million associated with commercial mortgage loans, net of unrealized gains of $2.9 million associated with loan participations. Unrealized Loss on Commercial Mortgage Loans of $2.1 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2022 includes unrealized losses of $3.4 million associated with commercial mortgage loans, net of unrealized gains of $1.3 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$96,039	$95,325
Above-market lease intangibles	13,030	13,030
Leasing commissions	44,123	41,757
Other intangibles	18,368	18,881
Total intangible assets	171,560	168,993
Accumulated amortization:
In-place lease intangibles	(49,826)	(33,200)
Above-market lease intangibles	(2,847)	(943)
Leasing commissions	(15,032)	(9,034)
Other intangibles	(5,979)	(2,825)
Total accumulated amortization	(73,684)	(46,002)
Intangible assets, net	$97,876	$122,991
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	13,581	7,553
Intangible liabilities, net	$(34,204)	$(40,232)
For the years ended December 31, 2023, 2022 and 2021, amortization expense relating to intangible assets was $27.7 million, $23.7 million and $8.5 million, respectively, which includes above-market lease amortization of $1.9 million, $0.9 million, and $38.6 thousand, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $6.0 million, $4.2 million and $2.1 million, respectively, for the years ended December 31, 2023, 2022 and 2021.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2023 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2024	$10,879	$1,849	$5,778	$2,713	$(5,472)
2025	8,687	1,784	5,217	2,396	(5,019)
2026	6,437	1,727	4,385	1,914	(4,528)
2027	5,070	1,687	3,681	1,527	(3,922)
2028	3,877	1,509	2,911	1,137	(3,270)
Thereafter	11,263	1,627	7,119	2,702	(11,993)
Total	$46,213	$10,183	$29,091	$12,389	$(34,204)
As of December 31, 2023, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 3, 6, 7, 9 and 12 years, respectively.

Note 9. Loan Participations
The sale of a non-recourse interest in a loan through a participation agreement does not qualify for sale accounting under GAAP. For such transactions, the Company presents the whole loan as an asset within Investments in Commercial Mortgage Loans and the loan participation sold within Loan Participations, at Fair Value on the Consolidated Balance Sheets until the loan is repaid. The Company has no obligation to pay principal and interest under these liabilities, and the gross presentation of loan participations sold does not impact the Company's stockholders' equity or net income.
The following table summarizes the Loan Participations as of December 31, 2023 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,140	$50,940
Panorama House	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$66,488	$65,660
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,290
Total									$167,890
The following table summarizes the Company’s loan participations ($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$175,830	$—
Sale of loan participations	—	157,397
Additional fundings	4,915	19,748
Paydown	(10,000)	—
Net unrealized loss	(2,855)	(1,315)
Ending balance	$167,890	$175,830
For the years ended December 31, 2023 and 2022, the Company recognized interest expense related to its loan participations of $11.6 million and $3.8 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the year ended December 31, 2021, the Company did not have any loan participations.
Note 10. Credit Facility
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
On February 17, 2023, the Company amended the Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, consisting of a $321.0 million revolving facility and a DDTL Facility of $134.0 million, with an accordion feature that may increase aggregate commitments up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% ("Adjusted Term SOFR"), plus applicable margin under the existing margin, with all other terms remaining the same.
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of the Nuveen OP and its subsidiaries. There is an unused fee of 0.15% if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% of the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of December 31, 2023.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2023	December 31, 2022
Revolving facility	S+applicable margin(1)	September 30, 2024	$321,000	$116,000	$90,000
DDTL facility	S+applicable margin(1)	September 30, 2026	134,000	134,000	100,000
Credit facility			$455,000	$250,000	$190,000
(1) The weighted-average interest rates for the year ended December 31, 2023 for the Revolving facility and DDTL facility were 6.62% and 6.46%, respectively.
As of December 31, 2023 and 2022, the Company had $250.0 million and $190.0 million, respectively, in borrowings and had outstanding accrued interest of $1.2 million and $3.2 million, respectively, under the Credit Facility. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $14.5 million, $6.3 million and $1.9 million respectively, in interest expense under the Credit Facility.
As of December 31, 2023, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of December 31, 2023 ($ in thousands):

Year	Credit Facility
2024	$116,000
2025	—
2026	134,000
2027	—
2028	—
Thereafter	—
Total	$250,000
Note 11. Mortgages Payable
The following table is a summary of the Company's Mortgages Payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,277	69,634
Total fixed rate mortgages payable				175,527	175,884
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	21,096	20,173
Total mortgages payable				196,623	196,057
Deferred financing costs, net				(743)	(865)
Discount on assumed mortgage notes				(6,091)	(7,284)
Mortgages payable, net				$189,789	$187,908
(1) The term "C" refers to the relevant floating benchmark rates, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR") for the CASA Nord variable rate mortgage payable.
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of December 31, 2023 and 2022, respectively, the Company had outstanding accrued interest of $0.4 million. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $6.1 million, $3.5 million and $1.9 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under the mortgages payable as of December 31, 2023
($ in thousands):

Year	Mortgages Payable
2024	$547
2025	1,490
2026	54,644
2027	15,598
2028	71,048
Thereafter	53,296
Total	$196,623
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of "note-on-note" transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of December 31, 2023, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of December 31, 2023, the total principal amount of the note was $69.3 million and the Company had $0.4 million in accrued interest outstanding. Interest expense incurred for the years ended December 31, 2023 and 2022 was $4.7 million and $1.7 million, respectively, based on a rate of SOFR plus 1.65%. The Company did not have a note outstanding for the year ended December 31, 2021.
The following table summarizes the Company's note payable balance as of December 31, 2023 ($ in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$69,030	—
Financing proceeds	—	69,263
Net unrealized loss (gain)	140	(233)
Ending balance	$69,170	$69,030
The following table presents the future principal payments due under the Note Payable as of December 31, 2023
($ in thousands):

Year	Note Payable(1)
2024	$—
2025	69,263
2026	—
2027	—
2028	—
Thereafter	—
Total	$69,263
(1) The weighted-average interest rate on the note payable for the year ended December 31, 2023 was 6.77%.

Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2023	December 31, 2022
Straight-line rent receivable	$13,525	$9,442
Receivables	6,249	7,788
Prepaid expenses	2,738	2,057
Right-of-use asset - finance leases	2,452	2,531
Right-of-use asset - operating lease	2,066	2,123
Deferred financing costs on credit facility, net	912	1,140
Other	564	1,274
Total	$28,506	$26,355
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	December 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$21,526	$29,343
Common stock repurchases	19,034	12,637
Real estate taxes payable	9,811	6,794
Tenant security deposits	7,119	6,531
Lease liability - finance leases	2,523	2,531
Deferred tax liability	2,184	2,273
Lease liability - operating lease	2,159	2,123
Prepaid rental income	2,126	2,332
Accrued interest expense	2,048	3,794
Other	7,465	6,213
Total	$75,995	$74,571
Note 14. Related Party Transactions
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
As of December 31, 2023 and December 31, 2022, the Company had accrued advisory fees of $2.1 million and $2.3 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021 the Company incurred advisory fee expenses of $24.7 million, $20.8 million, and $7.0 million, respectively.
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

The Company has engaged NexCore Companies LLC ("NexCore"), an affiliate of TIAA, to provide property management, accounting, construction, and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement, with such amounts being recorded as Redeemable Non-Controlling Interest.
The Company entered into an agreement with Imajn Homes Holdings ("Sparrow"), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement, with such amounts being recorded as Redeemable Non-Controlling Interest. Subsequent to entering into the agreement, the Company committed $150.0 million to acquire single family rentals identified by Sparrow.
The Company entered into an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement,with such amounts being recorded as Redeemable Non-Controlling Interest.
As of December 31, 2023 and December 31, 2022, the Company recorded Redeemable Non-Controlling Interest of $0.4 million and $0.6 million, respectively, on the Company's Consolidated Balance Sheets as further described in Note 19.
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
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the year ended December 31, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$511	$750	$—	$81
Acquisition and asset management services	—	579	123	—
Accounting, construction and leasing services	954	—	—	—
Total	$1,465	$1,329	$123	$81
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the year ended December 31, 2022 ($ in thousands):

Service provided	NexCore	Sparrow
Property and project management services	$397	$468
Acquisition and asset management services	129	493
Accounting and leasing services	67	—
Total	$593	$961

Fees Due to Dealer Manager
Nuveen Securities, LLC (the "Dealer Manager") served as the dealer manager for the Initial Public Offering and serves as the dealer manager for the Follow-on Public Offering (together, the "Offerings"). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company's obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the years ended December 31, 2023, 2022, and 2021, the Company incurred stockholder servicing fees of $6.8 million, $6.1 million, and $1.8 million, respectively. As of December 31, 2023, the Company accrued approximately $45.3 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	December 31, 2023	December 31, 2022
Accrued stockholder servicing fees(1)	$45,339	$47,086
Advanced organization and offering expenses	2,612	3,551
Total	$47,951	$50,637
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
See "Note 19. Equity and Redeemable Non-controlling Interest" for additional information related to TIAA's purchase of $300.0 million Class N shares of the Company's common stock through its wholly-owned subsidiary and redeemable non-controlling interests related to affiliated partners crystallization rights, which allow the partners to trigger the payment on the promote.
See "Note 6. Investment in International Affiliated Funds" for additional information related to the Company's investment in International Affiliated Funds.
Note 15. Economic Dependency
The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
Note 16. Risks and Contingencies
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
As of December 31, 2023, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. There are no significant lease expirations scheduled to occur over the next twelve months.

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
Note 17. Leases
Lessor
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the years ended December 31, 2023, 2022 and 2021 was $174.0 million, $115.6 million and $56.6 million, respectively.
Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals are as follows ($ in thousands):

Year	December 31, 2023
2024	$85,841
2025	79,098
2026	67,932
2027	56,788
2028	45,275
Thereafter	120,119
Total	$455,053
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of December 31, 2023, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases were acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company's ground leases are as follows ($ in thousands):

Assets:	December 31, 2023	December 31, 2022
Right-of-use asset - finance leases	$2,452	$2,531
Right-of-use asset - operating lease	2,066	2,123
Liabilities:
Lease liability - finance leases	2,523	2,531
Lease liability - operating lease	2,159	2,123
The Company utilized its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of December 31, 2023, the weighted average remaining lease terms of the Company’s operating lease and finance leases was 37 years and 44 years, respectively.

Aggregate future minimum annual payments for ground leases held by the Company as of December 31, 2023 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2024	$154	$219
2025	157	219
2026	165	219
2027	169	219
2028	169	219
Thereafter	7,529	8,589
Total undiscounted future lease payments	8,343	9,684
Difference between undiscounted cash flows and discounted cash flows	(6,184)	(7,161)
Total lease liability	$2,159	$2,523
Payments under the Company's operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company's Consolidated Statement of Operations and for the years ended December 31, 2023 and 2022, the Company incurred operating ground lease costs of $0.3 million and $0.0 million, respectively. The Company did not have operating ground leases for the year ended December 31, 2021.
The following table details the components of the Company's finance leases ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest on lease liabilities	$302	$—	$—
Amortization of right-of-use assets	79	—	—
Total finance lease cost	$381	$—	$—
Note 18. Derivatives
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	December 31, 2023
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	4	DKK 142,452	3.18%	CIBOR	4.0	1/5/2023	12/30/2027

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	December 31, 2023	December 31, 2022
Interest rate swaps - property debt	$124	$—
Total derivative financial instrument	$124	$—
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company's Consolidated Balance Sheets.
For the year ended December 31, 2023, the Company recorded unrealized losses related to changes in fair value of its derivative financial instrument of $0.1 million. For the years ended December 31, 2022 and 2021, the Company did not have any derivative financial instruments.
Note 19. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of December 31, 2023, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of December 31, 2023, the Company had issued and outstanding 16,727,973 shares of Class T common stock, 44,562,862 shares of Class S common stock, 7,300,445 shares of Class D common stock, 81,188,939 shares of Class I common stock and 29,730,608 shares of Class N common stock.

The following tables detail the movement in the Company's outstanding shares of common stock (in thousands) for the years ended December 31, 2023, 2022 and 2021.

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
January 1, 2021	3,248	2,832	1,406	4,461	29,731	41,678
Common Stock Issued(1)	5,862	20,802	3,219	26,890	—	56,773
Distribution Reinvestment	114	223	54	283	—	674
Vested Stock Grant	—	—	—	6	—	6
Common Stock Repurchased	(23)	(48)	(30)	(180)	—	(281)
December 31, 2021	9,201	23,809	4,649	31,460	29,731	98,850
Common Stock Issued(1)	8,232	21,643	3,478	49,584	—	82,937
Distribution Reinvestment	311	929	170	1,655	—	3,065
Vested Stock Grant	—	—	—	7	—	7
Common Stock Repurchased	(459)	(1,104)	(287)	(2,979)	—	(4,829)
December 31, 2022	17,285	45,277	8,010	79,727	29,731	180,030
Common Stock Issued(1)	(138)	5,182	429	17,488	—	22,961
Distribution Reinvestment	413	1,200	201	2,421	—	4,235
Vested Stock Grant	—	—	—	21	—	21
Common Stock Repurchased	(832)	(7,096)	(1,340)	(18,468)	—	(27,736)
December 31, 2023	16,728	44,563	7,300	81,189	29,731	179,511
(1) Common stock issued includes conversions between share classes.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of December 31, 2023 and December 31, 2022, the Company had accrued $9.7 million and $10.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company declared and paid distributions of $119.1 million, $97.7 million and $37.8 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.8245 per share for the year ended December 31, 2023. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8245	$0.8245	$0.8245	$0.8245	$0.8245
Advisory fee per share of common stock	(0.1467)	(0.1408)	(0.1453)	(0.1407)	(0.0796)
Stockholder servicing fee per share of common stock	(0.1052)	(0.1053)	(0.0306)	—	—
Net distribution per share of common stock	$0.5726	$0.5784	$0.6486	$0.6838	$0.7449
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8564	$0.8564	$0.8564	$0.8564	$0.8564
Advisory fee per share of common stock	(0.1517)	(0.1500)	(0.1523)	(0.1518)	(0.0817)
Stockholder servicing fee per share of common stock	(0.1108)	(0.1099)	(0.0335)	—	—
Net distribution per share of common stock	$0.5939	$0.5965	$0.6706	$0.7046	$0.7747
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2021
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.7447	$0.7447	$0.7447	$0.7447	$0.7447
Advisory fee per share of common stock	(0.1321)	(0.1311)	(0.1330)	(0.1328)	(0.0708)
Stockholder servicing fee per share of common stock	(0.0978)	(0.0971)	(0.0289)	—	—
Net distribution per share of common stock	$0.5148	$0.5165	$0.5828	$0.6119	$0.6739
Distributions for the years ended December 31, 2023, 2022, and 2021, respectively, were characterized, for federal income tax purposes, as 100% return of capital.

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
For the years ended December 31, 2023, 2022, and 2021, the Company repurchased shares of its common stock for $341.0 million, $62.2 million, and $3.2 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2023, 2022, and 2021.
Redeemable Non-Controlling Interest
The Company's affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of December 31, 2023 and December 31, 2022, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million and $0.6 million as of December 31, 2023 and December 31, 2022.
Note 20. Segment Reporting
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
The following table sets forth the financial position by segment ($ in thousands):

	December 31, 2023	December 31, 2022
Industrial	$552,413	$569,607
Healthcare	457,964	476,894
Multifamily	326,862	292,081
Retail	206,824	223,248
Single-Family Housing	145,700	148,796
Office	116,334	120,322
Self-Storage	61,505	48,951
Commercial Mortgage Loans	338,978	343,970
Real Estate-Related Securities(1)	208,402	214,416
International Affiliated Funds	118,055	127,224
Other (Corporate)	46,961	105,352
Total assets	$2,579,998	$2,670,861
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$51,407	$43,888	$31,412	$18,684	$10,730	$13,941	$3,912	$—	$—	$—	$173,974
Income from commercial mortgage loans	—	—	—	—	—	—	—	27,945	—	—	27,945
Total segment revenues	51,407	43,888	31,412	18,684	10,730	13,941	3,912	27,945	—	—	201,919
Expenses:
Property operating	14,743	14,364	12,832	5,526	5,764	4,101	2,320	—	—	—	59,650
Total segment expenses	14,743	14,364	12,832	5,526	5,764	4,101	2,320	—	—	—	59,650
Realized and unrealized gain from real estate-related securities									12,565		12,565
Realized and unrealized loss from real estate debt									(1,258)		(1,258)
Loss from equity investments in unconsolidated international affiliated funds										(6,947)	(6,947)
Unrealized loss on commercial mortgage loans								(3,325)			(3,325)
Segment net operating income	$36,664	$29,524	$18,580	$13,158	$4,966	$9,840	$1,592	$24,620	$11,307	$(6,947)	$143,304
Depreciation and amortization	(25,905)	(24,774)	(10,571)	(8,816)	(4,051)	(7,271)	(3,587)	—	—	—	(84,975)
Unrealized loss on note payable											(140)
Unrealized loss from interest rate derivatives											(122)
General and administrative expenses											(8,261)
Advisory fee due to affiliate											(31,539)
Interest income											8,679
Interest expense											(39,778)
Net loss											$(12,832)
Net loss attributable to non-controlling interests in third party joint ventures											(93)
Net income attributable to preferred stock											15
Net loss attributable to common stockholders											$(12,754)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$31,250	$27,399	$26,951	$9,548	$6,829	$12,691	$923	$—	$—	$—	$115,591
Income from commercial mortgage loans	—	—	—	—	—	—	—	15,092	—	—	15,092
Total segment revenues	31,250	27,399	26,951	9,548	6,829	12,691	923	15,092	—	—	130,683
Expenses:
Property operating	8,803	7,854	11,720	2,620	3,838	3,576	518	—	—	—	38,929
Total segment expenses	8,803	7,854	11,720	2,620	3,838	3,576	518	—	—	—	38,929
Realized and unrealized loss from real estate-related securities									(28,570)		(28,570)
Realized and unrealized loss from real estate debt									(4,144)		(4,144)
Income from equity investments in unconsolidated international affiliated funds										3,351	3,351
Unrealized loss on commercial mortgage loans								(2,118)			(2,118)
Segment net operating income	$22,447	$19,545	$15,231	$6,928	$2,991	$9,115	$405	$12,974	$(32,714)	$3,351	$60,273
Depreciation and amortization	(16,742)	(16,921)	(16,071)	(4,202)	(3,574)	(7,224)	(912)	—	—	—	(65,646)
Unrealized gain on note payable											233
General and administrative expenses											(9,832)
Advisory fee due to affiliate											(26,851)
Interest income											4,498
Interest expense											(16,785)
Net loss											$(54,110)
Net loss attributable to non-controlling interests in third party joint ventures											(73)
Net income attributable to preferred stock											15
Net loss attributable to common stockholders											$(54,052)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$14,830	$11,788	$13,314	$7,215	$231	$9,229	$—	$—	$—	$56,607
Income from commercial mortgage loans	—	—	—	—	—	—	1,913	—	—	1,913
Total segment revenues	14,830	11,788	13,314	7,215	231	9,229	1,913	—	—	58,520
Expenses:
Property operating	4,769	2,760	5,765	1,480	778	2,611	—	—	—	18,163
Total segment expenses	4,769	2,760	5,765	1,480	778	2,611	—	—	—	18,163
Realized and unrealized gain from real estate-related securities								22,471		22,471
Realized and unrealized gain from real estate debt								3		3
Income from equity investments in unconsolidated international affiliated funds									2,435	2,435
Segment net operating income	$10,061	$9,028	$7,549	$5,735	$(547)	$6,618	$1,913	$22,474	$2,435	$65,266
Depreciation and amortization	(8,458)	(6,377)	(6,152)	(3,487)	(329)	(4,285)	—	—	—	(29,088)
General and administrative expenses										(3,796)
Advisory fee due to affiliate										(8,781)
Interest income										207
Interest expense										(4,705)
Net income										$19,103
Net income attributable to non-controlling interests in third party joint ventures										5
Net income attributable to preferred stock										19
Net income attributable to common stockholders										$19,079
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Note 21. Subsequent Events
On March 15, 2024, the Company entered into new property and asset management agreements with a large institutional quality single-family rental (“SFR”) operator in the United States. While the Company is changing day-to-day operational management responsibilities of its SFR portfolio, the Company will maintain all approval rights over its SFR investments. The Company’s existing joint venture agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, has been amended in connection with the closing of the transaction, including certain modifications to Sparrow’s performance incentives that limit the duration of the period in which those incentives would be paid.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)
Schedule III

				Initial Costs			Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora IL	Multi-Family	2013	2017	$5,894	$44,713	$1,559	$6,038	$46,128	$52,166	$(7,771)	15 - 40 years
Phoenix, AZ	Industrial	1998	2017	3,891	11,337	454	3,891	11,791	15,682	(2,026)	15 - 40 years
Denver & Golden, CO	Industrial	Various	2017	8,773	38,496	1,122	8,773	39,618	48,391	(7,494)	15 - 40 years
Austin, TX	Multi-Family	2017	2018	8,385	36,319	1,097	8,385	37,416	45,801	(5,912)	15 - 40 years
Atlanta, GA	Office	1970	2018	4,472	25,598	155	4,472	25,753	30,225	(4,353)	15 - 40 years
Houston, TX	Retail	2016	2018	10,708	74,419	376	10,708	74,795	85,503	(13,080)	15 - 40 years
Henderson, NV	Industrial	2017	2018	4,475	18,316	(353)	4,475	17,963	22,438	(2,905)	15 - 40 years
Salt Lake City, UT	Office	2017	2019	3,964	32,945	231	3,964	33,176	37,140	(5,761)	15 - 40 years
Moreno Valley, CA	Industrial	1993	2019	4,376	13,157	553	4,376	13,710	18,086	(2,407)	15 - 40 years
San Antonio, TX	Healthcare	1972	2019	6,124	26,338	1,532	6,124	27,870	33,994	(5,370)	15 - 40 years
Boston, MA	Industrial	1973	2020	11,612	36,842	4	11,612	36,846	48,458	(4,139)	15 - 40 years
Atlanta, GA (Other)	Healthcare	2017	2020	1,422	7,795	25	1,422	7,820	9,242	(1,088)	15 - 40 years
Chicago, IL	Healthcare	1986	2020	2,867	6,903	9	2,867	6,912	9,779	(1,380)	15 - 40 years
San Antonio, TX (Industrial)	Industrial	1983	2020	2,815	7,129	377	2,815	7,506	10,321	(872)	15 - 40 years
Boulder, CO	Healthcare	1984	2021	3,645	7,895	539	3,645	8,434	12,079	(1,262)	15 - 40 years
Sugar Land, TX	Healthcare	2007	2021	3,129	9,200	342	3,128	9,543	12,671	(1,001)	15 - 40 years
Huntersville, NC	Multi-Family	2016	2021	6,552	61,509	1,152	6,565	62,648	69,213	(4,339)	15 - 40 years
San Diego, CA	Healthcare	1996	2021	10,586	36,814	5,665	10,767	42,298	53,065	(5,859)	15 - 40 years
Morrisville, NC	Office	1990	2021	3,953	16,390	(47)	3,943	16,353	20,296	(2,377)	15 - 40 years
Langhome, PA	Healthcare	1987	2021	6,918	16,947	2,979	6,861	19,983	26,844	(3,229)	15 - 40 years
Langhome, PA	Healthcare	1988	2021	3,714	9,830	1,636	3,714	11,466	15,180	(1,318)	15 - 40 years
Roseville, CA	Healthcare	1996	2021	3,464	24,439	4,240	3,611	28,532	32,143	(3,156)	15 - 40 years
McKinney, TX	Multi-Family	2002	2021	7,903	78,125	2,549	7,903	80,674	88,577	(4,389)	15 - 40 years
Houston, TX	Industrial	2003	2021	2,056	11,315	(39)	2,056	11,276	13,332	(890)	15 - 40 years
Schertz, TX	Industrial	2007	2021	3,037	7,856	34	3,037	7,890	10,927	(731)	15 - 40 years
Seneca, SC	Multi-Family	2021	2021	5,004	42,994	97	5,015	43,080	48,095	(2,420)	15 - 40 years
Various	Single-Family	Various	2021	26,878	64,797	55,749	39,124	108,300	147,424	(7,890)	15 - 40 years
Tampa, FL	Industrial	1979	2022	8,011	43,689	2,114	8,011	45,803	53,814	(2,876)	15 - 40 years
Houston, TX	Industrial	1973	2022	8,660	64,967	708	8,660	65,675	74,335	(3,578)	15 - 40 years
Brooklyn Park & Burnsville, MN	Industrial	Various	2022	12,972	37,549	1,965	12,972	39,514	52,486	(2,701)	15 - 40 years
Orlando, FL	Retail	2008	2022	7,056	19,700	147	7,056	19,847	26,903	(1,001)	15 - 40 years
Hudson, FL	Retail	1994	2022	4,446	9,250	—	4,446	9,250	13,696	(552)	15 - 40 years
Tampa, FL	Retail	2004	2022	6,669	15,977	30	6,699	15,977	22,676	(908)	15 - 40 years
Coral Springs, FL	Retail	1998	2022	7,926	23,589	—	7,926	23,589	31,515	(1,048)	15 - 40 years
Winter Garden, FL	Retail	2007	2022	5,799	20,759	89	5,875	20,772	26,647	(986)	15 - 40 years
Palm Bay, FL	Self-Storage	1996	2022	580	4,228	71	614	4,265	4,879	(165)	15 - 40 years
Sugar Land, TX	Self-Storage	2019	2022	770	19,009	43	788	19,034	19,822	(710)	15 - 40 years
Houston, TX	Self-Storage	1980	2022	1,250	7,785	10	1,260	7,785	9,045	(261)	15 - 40 years
Pflugerville, TX	Self-Storage	2014	2022	1,100	11,703	—	1,100	11,703	12,803	(288)	15 - 40 years
Wilsonville, OR	Industrial	1986	2022	12,730	46,470	—	12,730	46,470	59,200	(2,069)	15 - 40 years
Atlanta, GA	Healthcare	Various	2022	15,442	43,234	112	15,442	43,346	58,788	(3,116)	15 - 40 years
McKinney, TX	Healthcare	Various	2022	182	71,284	210	182	71,494	71,676	(3,904)	15 - 40 years
Clearwater, FL	Healthcare	2011	2022	3,936	15,029	457	3,936	15,486	19,422	(1,064)	15 - 40 years
Tampa, FL	Healthcare	2012	2022	303	17,529	—	303	17,529	17,832	(1,046)	15 - 40 years
Tampa, FL	Healthcare	1979	2022	4,845	25,046	5	4,845	25,051	29,896	(1,661)	15 - 40 years
Pittsburgh, PA	Healthcare	1999	2022	3,028	61,501	166	3,028	61,667	64,695	(3,344)	15 - 40 years
Fort Worth, Haslet & Roanoke, TX	Industrial	Various	2022	21,413	105,645	343	21,413	105,988	127,401	(4,992)	15 - 40 years
Copenhagen, DK	Multi-Family	Various	2022	6,672	30,974	2,259	6,962	32,943	39,905	(968)	15 - 40 years
Brighton, CO	Self-Storage	2003	2023	2,258	10,439	9	2,258	10,448	12,706	(216)	15 - 40 years
Total				$302,665	$1,473,774	$90,775	$315,797	$1,551,417	$1,867,214	$(140,873)
(a) The aggregate cost for federal income tax purposes at December 31, 2023 was approximately $1.9 billion.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)
Schedule III
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $15.0 million. Accumulated Depreciation does not include $6.7 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021, are as follows
($ in thousands):

Rental Properties	2023	2022	2021
Balance at beginning of period	$1,835,529	$945,268	$462,849
Additions	31,685	890,261	482,419
Balance at end of period	$1,867,214	$1,835,529	$945,268
Accumulated Depreciation	2023	2022	2021
Balance at beginning of period	$84,098	$42,557	$24,737
Additions	56,775	41,541	17,820
Balance at end of period	$140,873	$84,098	$42,557