Form 10-Q
period 2024-03-31
Nuveen Global Cities REIT, Inc.
filed 2024-05-10
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
As of May 10, 2024, there were 16,785,712 outstanding shares of Class T common stock, 44,844,910 outstanding shares of Class S common stock, 7,340,862 outstanding shares of Class D common stock, 83,047,888 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,721,783	$1,734,696
Investments in commercial mortgage loans, at fair value	357,736	338,978
Investments in real estate-related securities, at fair value	115,764	119,014
Investments in international affiliated funds	114,838	118,055
Investments in real estate debt, at fair value	88,193	89,388
Intangible assets, net	92,231	97,876
Cash and cash equivalents	28,315	27,638
Restricted cash	19,792	25,847
Other assets	27,618	28,506
Total assets	$2,566,270	$2,579,998
Liabilities and Equity
Credit facility	$285,000	$250,000
Mortgages payable, net	189,525	189,789
Loan participations, at fair value	166,640	167,890
Note payable, at fair value	69,000	69,170
Accounts payable, accrued expenses, and other liabilities	74,225	75,995
Due to affiliates	47,400	47,951
Intangible liabilities, net	32,776	34,204
Subscriptions received in advance	18,677	24,905
Distributions payable	9,749	9,713
Total liabilities	892,992	869,617
Redeemable non-controlling interest	352	430
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 16,744,454 and 16,727,973 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	167	167
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 44,094,912 and 44,562,862 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	441	446
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,308,543 and 7,300,445 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	73	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 81,441,169 and 81,188,939 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	814	812
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at March 31, 2024 and December 31, 2023	297	297
Additional paid-in capital	2,056,984	2,058,699
Accumulated deficit and cumulative distributions	(385,165)	(351,943)
Accumulated other comprehensive loss	(4,520)	(2,547)
Total stockholders’ equity	1,669,216	1,706,129
Non-controlling interests attributable to third-party joint ventures	3,710	3,822
Total equity	1,672,926	1,709,951
Total liabilities and equity	$2,566,270	$2,579,998
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue	$44,650	$42,334
Income from commercial mortgage loans	7,569	6,485
Total revenues	52,219	48,819
Expenses
Rental property operating	16,424	14,939
General and administrative	2,176	2,437
Advisory fee due to affiliates	7,488	8,042
Depreciation and amortization	20,173	21,260
Total expenses	46,261	46,678
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(1,972)	2,996
Realized and unrealized gain (loss) from real estate debt	1,875	(403)
Realized gain on sale of real estate investments	15	—
Loss from equity investments in unconsolidated international affiliated funds	(624)	(355)
Unrealized loss on commercial mortgage loans	(122)	(949)
Unrealized loss from interest rate derivatives	(97)	—
Unrealized gain (loss) on note payable	170	(30)
Interest income	1,861	1,884
Interest expense	(10,869)	(8,629)
Total other income (expense)	(9,763)	(5,486)
Net loss	$(3,805)	$(3,345)
Net loss attributable to non-controlling interests in third-party joint ventures	(7)	(36)
Net income attributable to preferred stock	4	4
Net loss attributable to common stockholders	$(3,802)	$(3,313)
Net loss per share of common stock - basic and diluted	$(0.02)	$(0.02)
Weighted-average shares of common stock outstanding, basic and diluted	179,195,521	182,210,463

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,805)	$(3,345)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,973)	1,385
Comprehensive loss	(5,778)	(1,960)
Comprehensive loss attributable to non-controlling interests in third-party joint ventures	(7)	(36)
Comprehensive income attributable to preferred stock	4	4
Comprehensive loss attributable to common stockholders	$(5,775)	$(1,928)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended March 31, 2024
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2023	$125	$167	$446	$73		$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common stock issued (a)	—	4	8	1		40	—	62,793	—	—	62,846	—	62,846
Distribution reinvestment	—	1	3	1		6	—	12,717	—	—	12,728	—	12,728
Common stock repurchased	—	(5)	(16)	(2)		(44)	—	(77,356)	—	—	(77,423)	—	(77,423)
Amortization of restricted stock grants	—	—	—	—		—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—		—	—	—	(3,802)	—	(3,798)	(7)	(3,805)
Distributions on common stock	—	—	—	—		—	—	—	(29,420)	—	(29,420)	—	(29,420)
Distributions to non-controlling interests	—	—	—	—		—	—	—	—	—	—	(105)	(105)
Distributions on Series A preferred stock	(4)	—	—	—		—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—		—	—	—	—	(1,973)	(1,973)	—	(1,973)
Allocation to redeemable non-controlling interests	—	—	—	—		—	—	78	—	—	78	—	78
Balance at March 31, 2024	$125	$167	$441	$73		$814	$297	$2,056,984	$(385,165)	$(4,520)	$1,669,216	$3,710	$1,672,926

Three Months Ended March 31, 2023
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at December 31, 2022	$125	$172	$453	$79		$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Common stock issued	—	5	18	—	(b)	42	—	82,629	—	—	82,694	—	82,694
Distribution reinvestment	—	1	3	1		6	—	13,807	—	—	13,818	—	13,818
Common stock repurchased	—	(2)	(13)	(1)		(36)	—	(65,228)	—	—	(65,280)	—	(65,280)
Amortization of restricted stock grants	—	—	—	—		—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—		—	—	—	(3,313)	—	(3,309)	(36)	(3,345)
Distributions on common stock	—	—	—	—		—	—	—	(30,428)	—	(30,428)	—	(30,428)
Distributions on Series A preferred stock	(4)	—	—	—		—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—		—	—	—	—	1,385	1,385	—	1,385
Allocation to redeemable non-controlling interests	—	—	—	—		—	—	250	—	—	250	—	250
Balance at March 31, 2023	$125	$176	$461	$79		$811	$297	$2,091,877	$(254,166)	$(3,752)	$1,835,908	$4,066	$1,839,974
(a)Common stock issuance includes conversions between share classes; see Note 19.
(b)Amount is not presented due to rounding; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,805)	$(3,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,173	21,260
Unrealized loss (gain) on changes in fair value of real estate-related securities	3,460	(3,716)
Realized (gain) loss on sale of real estate-related securities	(358)	1,897
Unrealized (gain) loss on changes in fair value of real estate debt	(1,864)	403
Realized gain on sale of real estate debt	(11)	—
Unrealized (gain) loss on changes in fair value of note payable	(170)	30
Unrealized loss on changes in fair value of commercial mortgage loans	122	949
Unrealized loss on changes in fair value of interest rate derivatives	97	—
Realized gain on sale of real estate investments	(15)	—
Loss from equity investments in unconsolidated international affiliated funds	624	355
Income distributions from equity investments in unconsolidated international affiliated funds	799	1,556
Straight line rent adjustment	(580)	(1,301)
Amortization of above- and below-market lease intangibles	(959)	(1,029)
Amortization of deferred financing costs	321	264
Amortization of mortgage discount	295	310
Amortization of restricted stock grants	53	53
Change in assets and liabilities:
Decrease (increase) in other assets	1,179	(989)
Increase in accounts payable, accrued expenses and other liabilities	257	400
Net cash provided by operating activities	19,618	17,097
Cash flows from investing activities:
Acquisitions of real estate	—	(13,759)
Origination and fundings of commercial mortgage loans	(20,588)	(2,963)
Proceeds from paydown of commercial mortgage loans	458	—
Capital improvements to real estate	(5,197)	(5,769)
Proceeds from sale of real estate investments	351	—
Purchase of real estate-related securities	(19,318)	(20,600)
Proceeds from sale of real estate-related securities	19,466	10,435
Purchases of real estate debt	(493)	(20,274)
Proceeds from sale of real estate debt	3,563	8,017
Net cash used in investing activities	(21,758)	(44,913)
Cash flows from financing activities:
Proceeds from issuance of common stock	36,946	52,072
Repurchase of common stock	(76,554)	(40,098)
Offering costs paid	(173)	(314)
Borrowings under credit facility	49,500	39,500
Repayments on credit facility	(14,500)	(39,000)
Payments on mortgages payable	(117)	(35)
Payment of offering and organization costs due to affiliate	(252)	—
Distributions to preferred stockholders	(4)	(4)
Distributions to non-controlling interests in third-party joint ventures	(105)	—
Subscriptions received in advance	18,677	24,657
Distributions	(16,656)	(16,544)
Net cash (used in) provided by financing activities	(3,238)	20,234
Net decrease in cash and cash equivalents and restricted cash during the period	(5,378)	(7,582)
Cash and cash equivalents and restricted cash, beginning of period	53,485	75,421
Cash and cash equivalents and restricted cash, end of period	$48,107	$67,839
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$28,315	$41,907
Restricted cash	19,792	25,932
Total cash and cash equivalents and restricted cash	$48,107	$67,839

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2024	2023

Supplemental disclosures:
Interest paid	$10,755	$8,487
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$—	$(79)
Accrued capital expenditures	$—	$676
Fundings of commercial mortgage loans through increases in loan participations	$(277)	$(3,583)
Paydown of commercial mortgage loans through decrease in loan participations	$1,374	$—
Non-cash financing activities:
Accrued distributions	$(36)	$(66)
Accrued stockholder servicing fees	$(299)	$479
Distribution reinvestments	$12,728	$13,818
Allocation to redeemable non-controlling interests	$(78)	$(250)
Increases in loan participations through fundings of commercial mortgage loans	$277	$3,583
Decrease in loan participations through paydown of commercial mortgage loans	$(1,374)	$—
Accrued offering costs	$66	$100
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
On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077) (the “Follow-on Registration Statement”) to register up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). The Follow-on Registration Statement was initially declared effective by the SEC on July 2, 2021. In the Follow-on Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
As of March 31, 2024, the Company had received aggregate net proceeds of $2.3 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering and unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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

Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities (“VIEs”) whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a VIE and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
Each of the Company’s joint ventures is considered to be a VIE or VOE. The Company consolidates these entities because it has the ability to direct the most significant activities of the joint ventures, including unilateral decision-making on the disposition of the investments.
For select joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain strategic partnerships of the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within Redeemable Non-Controlling Interests.
As of March 31, 2024, and December 31, 2023, the total assets and liabilities of the Company’s consolidated VIE were $48.2 million and $30.0 million, and $49.5 million and $30.3 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
The Company has limited contractual rights to obtain the financial records of certain of its consolidated single-family housing, retail, student housing, self-storage and direct international portfolios from the operating partner. The operating partner does not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for the portfolios based on reports prepared by and received from the operating partner. Such reports are not available to the Company until approximately 20 days after the end of any given period. As a result, these activities are generally included in the Company’s consolidated financial statements on a one-month lag; however, any significant activity that occurs in the final month of the quarter is recorded in that period.
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
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, for transactions accounted for as business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value using the income approach’s discounted cash flow method, using discount and capitalization rates that it deems appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. For its acquisitions to date, the Company’s allocation to customer relationship intangible assets has not been material.

The Company records acquired above-market and below-market leases at fair value (using a discount rate which reflects the risks associated with the leases acquired), which is equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
Intangible assets and intangible liabilities are recorded as separate components on the Company’s Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization on the Company’s Consolidated Statements of Operations.
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
Management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
Investments in Real Estate-Related Securities
The Company reports its investments in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, are recorded as a component of Realized and Unrealized Gain (Loss) from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt consist of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records them at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized (Loss) Gain from Real Estate Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in CMBS is recognized over the life of each investment and is recorded on the accrual basis on the Company’s Consolidated Statements of Operations.

Investments in International Affiliated Funds
The Company reports its investments in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, foreign currency translation adjustments, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with GAAP) and is reported as Loss from Equity Investments in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
All contributions to or distributions from investments in the International Affiliated Funds are accrued when notice is received and recorded as a receivable from or payable to the International Affiliated Funds on the Company’s Consolidated Balance Sheets.
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
Investments in Commercial Mortgage Loans
The Company originates commercial mortgage loans and elects the fair value option for each loan. In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of the Company, the commercial mortgage loans are stated at fair value and initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans are valued at least quarterly by an independent third-party valuation firm with additional oversight performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower.
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
Loan Participations
In certain instances, the Company finances loans through the non-recourse syndication of a senior loan interest to a third party. Depending on the particular structure of the syndication, the senior loan interest may remain on the Company’s Consolidated Balance Sheets or, in other cases, the sale will be recognized and the senior loan interest no longer included in its consolidated financial statements. When these sales do not qualify for sale accounting under GAAP, the Company reflects the transaction by recording a loan participations liability at fair value on the Consolidated Balance Sheets, but this gross presentation does not impact Stockholders’ Equity or Net Income. When the sales are recognized, the Consolidated Balance Sheets only include the remaining subordinate loan.
The Company and its loan service provider have limited access to contractual and financial information pertaining to these senior loan interests and rely on the third-party senior lenders to provide the latest information as it becomes available.
Note Payable
The Company finances the acquisition of certain mortgage loans through the use of “note-on-note” transactions in which the Company pledges mortgage loans as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. These “note-on-note” transactions are recorded in Note Payable, at Fair Value on the Consolidated Balance Sheets and are carried at fair value through the adoption of the fair value option allowed under ASC 825.
Financing costs related to the Company’s note payable are expensed as incurred and recorded in Interest Expense on the Company’s Consolidated Statements of Operations.

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
Deferred financing costs related to the Company’s mortgages payable are recorded as an offset to the related liability and amortized on a straight-line basis over the term of the financing instrument, which approximates the effective interest method. Unamortized deferred financing costs related to the Company’s mortgages payable are charged to interest expense upon early repayment or significant modification of the mortgages payable and fully amortized deferred financing costs are removed from the books upon maturity.
Deferred leasing costs, which consist primarily of brokerage and legal fees, incurred in connection with new leases, are recorded as a component of Intangible Assets, Net on the Company’s Consolidated Balance Sheets and amortized over the lives of the related leases. Unamortized deferred leasing costs are charged to amortization expense upon early termination or significant modification of the leases and fully amortized deferred leasing costs are removed from the books upon lease expiration.
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
The Company’s investments in real estate-related securities are recorded at fair value based on the closing price of the common stock as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments in real estate debt, which consist of CMBS, are reported at fair value. The Company generally determines the fair value of its investments in real estate debt by using third-party pricing service providers whenever available and such investments have been classified as Level 2.
The Company’s derivative financial instruments, consisting of interest rate swaps, are reported at fair value. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rates and such investments have been classified as Level 2.
The Company’s investments in commercial mortgage loans consist of floating-rate senior and mezzanine loans the Company originated and have been classified as Level 3. The commercial mortgage loans are carried at fair value based on significant unobservable inputs.
The Company’s loan participations and note payable are carried at fair value based on significant unobservable inputs and have been classified as Level 3.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to their short-term maturities and market rates of interest.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$115,764	$—	$—	$115,764	$119,014	$—	$—	$119,014
Investments in real estate debt	—	88,193	—	88,193	—	89,388	—	89,388
Investments in commercial mortgage loans	—	—	357,736	357,736	—	—	338,978	338,978
Total	$115,764	$88,193	$357,736	$561,693	$119,014	$89,388	$338,978	$547,380

Liabilities:
Loan participations	$—	$—	$166,640	$166,640	$—	$—	$167,890	$167,890
Note payable	—	—	69,000	69,000	—	—	69,170	69,170
Interest rate derivatives(1)	—	218	—	218	—	124	—	124
Total	$—	$218	$235,640	$235,858	$—	$124	$237,060	$237,184
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2023	$338,978		$167,890		$69,170
Loan originations	20,000
Additional fundings	866	(a)	277	(a)	—
Paydowns	(1,832)	(b)	(1,374)	(b)	—
Net unrealized loss on assets	(276)	(c)	—		—
Net unrealized gain on liabilities	—		(153)	(c)	(170)
Balance as of March 31, 2024	$357,736		$166,640		$69,000
(a) Includes additional fundings on commercial mortgage loans and loan participations of $0.6 million and $0.3 million, respectively.
(b) Includes paydowns on commercial mortgage loans and loan participations of $0.5 million and $1.4 million, respectively.
(c) Unrealized Loss on Commercial Mortgage Loans of $0.1 million reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024 includes unrealized losses of $0.3 million associated with commercial mortgage loans, net of unrealized gains of $0.2 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of March 31, 2024.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.65% - 10.85% (4.68%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.65% - 4.05% (3.13%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% (2.00%)

(1) Secured Overnight Financing Rate (“SOFR”) as of March 31, 2024 was 5.3%.
As of March 31, 2024, the carrying value of the Company’s credit facility approximated fair value. The fair value of the Company’s mortgages payable was $176.9 million and $173.6 million as of March 31, 2024 and December 31, 2023, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of March 31, 2024, the Company did not have any nonaccrual mortgage loans.
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
Cash and Cash Equivalents
Cash and cash equivalents represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less at the time of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high-credit-quality institutions to minimize credit risk.
Restricted Cash
As of March 31, 2024, the Company had $19.8 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $18.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 2018, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its stockholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements.
The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The Company’s dealings with the TRSs must be arm’s-length in nature or be permitted under the Code. Otherwise, the Company may be subject to 100% penalty tax, or its TRSs may be denied deductions. A domestic TRS is subject to U.S. corporate federal income tax and state income or franchise tax. A Cayman Islands TRS is not subject to U.S. corporate federal income tax, to the extent it does not have U.S. source income, or Cayman Islands taxes. A Luxembourg TRS is not subject to U.S. corporate federal income tax, to the extent it does not have U.S. source income, but may be subject to Luxembourg taxes.

As of March 31, 2024, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of its commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three months ended March 31, 2024, the Company incurred federal income tax expense related to the TRSs of $0.1 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the three months ended March 31, 2024.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. Interest and penalties related to unrecognized tax positions are included in income tax expense, and no amount has been accrued. Income tax returns for tax years 2020 through 2022 remain subject to governmental examination.
Deferred Taxes
As of March 31, 2024, the Company had a deferred tax liability of $2.1 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023. The Company’s NAV reached $1.0 billion in October 2021 and as of March 31, 2024, the Company had reimbursed the Advisor $2.2 million of such costs.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $2.4 million and $2.6 million remained outstanding as of March 31, 2024 and December 31, 2023, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2024 and 2023, the Company charged $0.2 million and $0.4 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of ECF are measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income (loss), which includes the Company’s allocable share of ECF’s income and expense, realized gains and losses, foreign currency translation adjustments and unrealized appreciation or depreciation, has been translated using the weighted-average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The financial position and results of operations of the Company’s wholly owned multifamily portfolio located in Copenhagen, Denmark (“CASA Nord”) are measured using the local currency (Danish Krone) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss) has been translated using the weighted-average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive (loss) income of $(2.0) million and $1.4 million, respectively, for the three months ended March 31, 2024 and 2023.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Derivative Instruments
The Company uses derivative financial instruments such as interest rate swaps to manage risks from fluctuations in interest rates. The Company records its derivatives at fair value and such amounts are reflected in either Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, depending on their position at the end of the reporting period. Any changes in the fair value of these derivatives are recorded as Unrealized Loss from Interest Rate Derivatives on the Company’s Consolidated Statements of Operations.

Earnings per Share
Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management is currently assessing the impact this standard will have on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose, on an annual basis, taxes paid disaggregated by: federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. Management is currently assessing the impact this standard will have on the Company’s financial statements as well as the method by which the Company will adopt the new standard.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$1,553,396	$1,551,417
Land and land improvements	315,507	315,797
Furniture, fixtures and equipment	15,182	15,038
Total	1,884,085	1,882,252
Accumulated depreciation	(162,302)	(147,556)
Investments in real estate, net	$1,721,783	$1,734,696
For the three months ended March 31, 2024 and 2023, depreciation expense was $14.7 million and $14.6 million, respectively.
Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2024.
Dispositions
The following table details the Company’s disposition during the three months ended March 31, 2024 ($ in thousands):

Sector	Number of Properties	Net Proceeds	Net Gain
Single-Family Rentals	1	$351	$15

Note 4. Investments in Real Estate-Related Securities
As of March 31, 2024 and December 31, 2023, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

March 31, 2024
Beginning balance	$119,014
Additions	19,318
Disposals	(19,466)
Unrealized losses	(3,460)
Realized gains	358
Ending balance	$115,764
The following table summarizes the components of Realized Gains (Losses) and Unrealized (Losses) Gains from Real Estate-Related Securities ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized (losses) gains	$(3,460)	$3,716
Realized gains (losses)	358	(1,897)
Dividend income	1,130	1,177
Total	$(1,972)	$2,996
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	March 31, 2024
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/2/2043	$18,905	$17,436	$15,239
CMBS - Floating	7.93%	6/2/2037	75,895	74,090	72,954
Total	7.12%	8/31/2038	94,800	91,526	88,193

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/02/2043	$19,266	$17,780	$14,845
CMBS - Floating	7.93%	6/02/2037	78,658	76,806	74,543
Total	7.12%	8/31/2038	97,924	94,586	89,388
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt
($ in thousands):

	March 31, 2024			December 31, 2023
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$29,085	$29,158	33.1%	$31,577	$31,206	34.9%
Multifamily	10,247	9,691	11.0%	10,247	9,529	10.6%
Diversified	9,944	9,452	10.8%	10,289	9,347	10.5%
Office	10,391	8,856	10.0%	10,391	8,577	9.6%
Hotel	7,919	7,976	9.0%	7,966	7,962	8.9%
Cold Storage	6,358	6,424	7.3%	6,844	6,881	7.7%
Retail	6,146	6,154	7.0%	6,208	6,181	6.9%
Life Science	3,412	3,281	3.7%	3,412	3,204	3.6%
Net Lease	3,861	2,953	3.3%	3,861	2,673	3.0%
Manufactured Housing	2,517	2,577	2.9%	2,639	2,669	3.0%
Self-Storage	1,646	1,671	1.9%	1,152	1,159	1.3%
Total	$91,526	$88,193	100.0%	$94,586	$89,388	100.0%
The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	March 31, 2024			December 31, 2023
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$6,245	$6,257	7.1%	$6,260	$6,177	6.9%
AA	9,817	10,001	11.3%	10,124	10,132	11.3%
A	19,611	19,126	21.7%	21,792	20,711	23.2%
BBB	47,847	45,848	52.0%	51,785	48,704	54.5%
BB	6,456	5,605	6.4%	4,090	3,384	3.8%
B	1,550	1,356	1.5%	535	280	0.3%
Total	$91,526	$88,193	100.0%	$94,586	$89,388	100.0%
(1) Composite rating at the time of purchase.
The following table summarizes the Investments in Real Estate Debt ($ in thousands):

March 31, 2024
Beginning balance	$89,388
Additions	493
Disposals	(3,563)
Unrealized gains	1,864
Realized gains	11
Ending balance	$88,193
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
The Company invested $79 million (€70 million) and had a 5.7% ownership in ECF as of March 31, 2024.

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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

March 31, 2024
Beginning balance	$68,599
Income distributions	(526)
Loss from equity investments in unconsolidated international affiliated fund	(2,401)
Foreign currency translation adjustment	(1,794)
Ending balance	$63,878
Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three months ended March 31, 2024 and 2023 was $2.4 million and $4.3 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 5.2% ownership in APCF as of March 31, 2024. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

March 31, 2024
Beginning balance	$49,456
Income distributions	(273)
Income from equity investments in unconsolidated international affiliated fund	1,777
Ending balance	$50,960
Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2024 and 2023 was $1.8 million and $3.9 million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of March 31, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,418	$51,470
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,473	$19,110
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$63,910
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$20,650
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,401	$74,372
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,800	$23,454
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,260
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,960
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,550
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,000	$20,000
Total										$357,736
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the three months ended March 31, 2024 and 2023, the Company had unrealized losses on its commercial mortgage loans of $0.1 million and $0.9 million, respectively.

For the three months ended March 31, 2024 and 2023, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.6 million and $6.5 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

March 31, 2024
Beginning balance	$338,978
Loan originations	20,000
Additional fundings (1)	866
Paydowns (2)	(1,832)
Net unrealized loss (3)	(276)
Ending balance	$357,736
(1) For the three months ended March 31, 2024, includes additional fundings on commercial mortgage loans and loan participations of $0.6 million and $0.3 million, respectively.
(2) For the three months ended March 31, 2024, includes paydowns on commercial mortgage loans and loan participations of $0.5 million and $1.4 million, respectively.
(3) Unrealized Loss on Commercial Mortgage Loans of $0.1 million reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024 includes unrealized losses of $0.3 million associated with commercial mortgage loans, net of unrealized gains of $0.2 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$96,032	$96,039
Above-market lease intangibles	13,030	13,030
Leasing commissions	44,562	44,123
Other intangibles	18,154	18,368
Total intangible assets	171,778	171,560
Accumulated amortization:
In-place lease intangibles	(53,073)	(49,826)
Above-market lease intangibles	(3,317)	(2,847)
Leasing commissions	(16,488)	(15,032)
Other intangibles	(6,669)	(5,979)
Total accumulated amortization	(79,547)	(73,684)
Intangible assets, net	$92,231	$97,876
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	15,009	13,581
Intangible liabilities, net	$(32,776)	$(34,204)
For the three months ended March 31, 2024 and 2023, amortization expense relating to intangible assets was $5.9 million and $7.1 million, respectively, which includes above-market lease amortization of $0.5 million during both periods, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.4 million and $1.5 million, respectively, for the three months ended March 31, 2024 and 2023.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2024 (remaining)	$7,814	$1,385	$4,339	$2,027	$(4,045)
2025	8,687	1,784	5,236	2,393	(5,019)
2026	6,437	1,727	4,425	1,910	(4,528)
2027	5,070	1,687	3,715	1,521	(3,922)
2028	3,877	1,509	2,935	1,137	(3,270)
Thereafter	11,074	1,621	7,424	2,497	(11,992)
Total	$42,959	$9,713	$28,074	$11,485	$(32,776)
As of March 31, 2024, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 3, 6, 7, 9 and 12 years, respectively.
Note 9. Loan Participations
The sale of a non-recourse interest in a loan through a participation agreement does not qualify for sale accounting under GAAP. For such transactions, the Company presents the whole loan as an asset within Investments in Commercial Mortgage Loans and the loan participation sold within Loan Participations, at Fair Value on the Consolidated Balance Sheets until the loan is repaid. The Company has no obligation to pay principal and interest under these liabilities, and the gross presentation of loan participations sold does not impact the stockholders’ equity or net income.
The following table summarizes the Loan Participations as of March 31, 2024 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,418	$51,470
Panorama House	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$63,910
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,260
Total									$166,640
The following table shows the Company’s loan participations ($ in thousands):

March 31, 2024
Beginning balance	$167,890
Additional fundings	277
Paydowns	(1,374)
Net unrealized gain	(153)
Ending balance	$166,640
For the three months ended March 31, 2024 and 2023, the Company recognized interest expense related to its loan participations of $3.1 million and $2.7 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On September 30, 2021, Wells Fargo Bank, N.A., the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, consisting of a $235.0 million revolving facility (the “Revolving Facility”), and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026.

On February 17, 2023, the Company amended the Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, consisting of a $321.0 million Revolving Facility and a DDTL Facility of $134.0 million, with an accordion feature that may increase aggregate commitments to up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% (“Adjusted Term SOFR”), plus applicable margin under the existing margin, with all other terms remaining the same.
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of March 31, 2024.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2024	December 31, 2023
Revolving facility	S+applicable margin(1)	September 30, 2024	$321,000	$151,000	$116,000
DDTL facility	S+applicable margin(1)	September 30, 2026	134,000	134,000	134,000
Credit facility			$455,000	$285,000	$250,000
(1) The weighted-average interest rates for the three months ended March 31, 2024 for the Revolving facility and DDTL facility were 7.08% and 6.54%, respectively.
As of March 31, 2024, the Company had $285.0 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three months ended March 31, 2024 and 2023, the Company incurred $4.3 million and $2.7 million, respectively, in interest expense under the Credit Facility.
As of March 31, 2024, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of March 31, 2024 ($ in thousands):

Year	Credit Facility
2024 (remaining)	$151,000
2025	—
2026	134,000
2027	—
2028	—
Thereafter	—
Total	$285,000

Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Fixed-rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,160	69,277
Total fixed rate mortgages payable				175,410	175,527
Variable-rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	20,618	21,096
Total mortgages payable				196,028	196,623
Deferred financing costs, net				(707)	(743)
Discount on assumed mortgage notes				(5,796)	(6,091)
Mortgages payable, net				$189,525	$189,789
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of March 31, 2024, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For both the three months ended March 31, 2024 and 2023, the Company incurred $1.5 million in interest expense on mortgages payable.
The following table presents the future principal payments due under mortgages payable as of March 31, 2024 ($ in thousands):

Year	Mortgages Payable
2024 (remaining)	$431
2025	1,490
2026	54,645
2027	15,596
2028	71,063
Thereafter	52,803
Total	$196,028
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of March 31, 2024, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of March 31, 2024, the total principal amount of the note was $69.3 million and the Company had $0.3 million in accrued interest outstanding. Interest expense incurred for the three months ended March 31, 2024 and 2023 was $1.2 million and $1.1 million, respectively, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company’s note payable balance ($ in thousands):

March 31, 2024
Beginning balance	$69,170
Net unrealized gain	(170)
Ending balance	$69,000

The following table presents the future principal payments due under the note payable as of March 31, 2024 ($ in thousands):

Year	Note Payable(1)
2024 (remaining)	$—
2025	69,263
2026	—
2027	—
2028	—
Thereafter	—
Total	$69,263
(1) The weighted-average interest rate on the note payable for the three months ended March 31, 2024 was 7.07%.
Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2024	December 31, 2023
Straight-line rent receivable	$14,106	$13,525
Receivables	5,689	6,249
Right-of-use asset - finance leases	2,438	2,452
Prepaid expenses	2,068	2,738
Right-of-use asset - operating lease	2,056	2,066
Deferred financing costs on credit facility, net	623	912
Other	638	564
Total	$27,618	$28,506
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	March 31, 2024	December 31, 2023
Common stock repurchases	$19,902	$19,034
Accounts payable and accrued expenses	18,075	21,526
Tenant security deposits	7,147	7,119
Real estate taxes payable	6,512	9,811
Lease liability - finance leases	2,522	2,523
Lease liability - operating lease	2,166	2,159
Accrued interest expense	2,162	2,048
Deferred tax liability	2,134	2,184
Prepaid rental income	8,767	2,126
Other	4,838	7,465
Total	$74,225	$75,995

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
As of March 31, 2024 and December 31, 2023, the Company had accrued advisory fees of $2.2 million and $2.1 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, the Company incurred advisory fee expenses of $5.9 million and $6.3 million, respectively.
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
The Company has engaged NexCore Companies LLC (“NexCore”), an affiliate of TIAA, to provide property management, accounting, construction, and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement, with such amounts being recorded as Redeemable Non-Controlling Interest.
The Company entered into an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement, with such amounts being recorded as Redeemable Non-Controlling Interest.
On March 15, 2024, the Company entered into new property and asset management agreements with a large, institutional-quality single-family rental operator in the United States. While the Company is changing day-to-day operational management responsibilities of its single-family rental portfolio, the Company will maintain all approval rights over its single-family rental investments. The Company’s existing joint venture agreement with Sparrow has been amended in connection with the closing of the transaction, including certain modifications to Sparrow’s performance incentives that limit the duration of the period in which those incentives would be paid.
The Company entered into an agreement with Frigatebird CP Holdings LLC (“MyPlace”), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement,with such amounts being recorded as Redeemable Non-Controlling Interest.
As of both March 31, 2024 and December 31, 2023, the Company recorded Redeemable Non-Controlling Interest of $0.4 million on the Company’s Consolidated Balance Sheets as further described in Note 19.

The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the three months ended March 31, 2024 and 2023, the Company did not incur any charges attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$126	$198	$11
Acquisition and asset management services	—	118	52
Accounting, construction and leasing services	23	—	—
Total	$149	$316	$63
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$111	$175	$—
Acquisition and asset management services	—	164	69
Accounting, construction and leasing services	275	—	—
Total	$386	$339	$69
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Initial Public Offering and serves as the dealer manager for the Follow-on Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three months ended March 31, 2024 and 2023, the Company incurred stockholder servicing fees of $1.6 million and $1.7 million, respectively. As of March 31, 2024, the Company had accrued approximately $45.0 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offerings, and the stockholder servicing fees per annum:

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

Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued stockholder servicing fees(1)	$45,040	$45,339
Advanced organization and offering expenses	2,360	2,612
Total	$47,400	$47,951
(1) The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to 8.75% of gross proceeds at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will no longer incur the stockholder servicing fee after March 2059 in connection with those Class T, Class S and Class D shares currently outstanding; the fees may end sooner if the total underwriting compensation paid in respect of the Offering reaches 10.0% of the gross offering proceeds or if the Company completes a liquidity event. The Company will incur stockholder servicing fees in connection with future issuances of Class D shares for a 35-year period from the date of issuance and seven years for Class T shares and Class S shares from date of issuance, assuming the maximum upfront selling commissions and dealer manager fees are paid.
See “Note 19. Equity and Redeemable Non-Controlling Interest” for additional information related to TIAA’s purchase of $300.0 million Class N shares through its wholly owned subsidiary and redeemable non-controlling interests related to affiliated partners’ crystallization rights, which allow the partners to trigger the payment on the promote.
See “Note 6. Investment in International Affiliated Funds” for additional information related to the Company’s investment in International Affiliated Funds, in which affiliates of the Advisor serve as the investment adviser and receive management fees.
Note 15. Economic Dependency
The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. If the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
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
As of March 31, 2024, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
Note 17. Leases
Lessor
The Company’s real estate properties are leased to tenants under operating lease agreements which expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion, with termination options resulting in additional fees due to the Company.
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three months ended March 31, 2024 and 2023 was $44.7 million and $42.3 million, respectively.

Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals are as follows ($ in thousands):

Year	March 31, 2024
2024 (remaining)	$67,515
2025	79,903
2026	68,781
2027	57,541
2028	46,013
Thereafter	120,575
Total	$440,328
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of March 31, 2024, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	March 31, 2024	December 31, 2023
Right-of-use asset - finance leases	$2,438	$2,452
Right-of-use asset - operating lease	2,056	2,066
Liabilities:
Lease liability - finance leases	2,522	2,523
Lease liability - operating lease	2,166	2,159
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of March 31, 2024, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 37 years and 44 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of March 31, 2024 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2024 (remaining)	$115	$164
2025	157	219
2026	165	219
2027	169	219
2028	169	219
Thereafter	7,529	8,589
Total undiscounted future lease payments	8,304	9,629
Difference between undiscounted cash flows and discounted cash flows	(6,138)	(7,107)
Total lease liability	$2,166	$2,522

Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations and for both the three months ended March 31, 2024 and 2023, the Company incurred operating ground lease costs of $0.1 million.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Interest on lease liabilities	$53	$142
Amortization of right-of-use assets	14	37
Total finance lease cost	$67	$179
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	March 31, 2024
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	4	DKK 142,452	3.18%	CIBOR	3.8	1/5/2023	12/30/2027
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	March 31, 2024	December 31, 2023
Interest rate swaps - property debt	$218	$124
Total derivative financial instrument	$218	$124
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three months ended March 31, 2024, the Company recorded unrealized losses related to changes in fair value of its derivative financial instruments of $0.1 million. For the three months ended March 31, 2023 the Company recorded no unrealized gain (loss) related to changes in fair value of its derivative financial instruments.

Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of March 31, 2024, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Preferred Stock
On October 8, 2020, a subsidiary of Nuveen OP sold 125 shares of preferred stock in a private placement to effectuate the formation of a REIT established to hold the Company’s industrial property located in Massachusetts for tax management purposes.
Common Stock
As of March 31, 2024, the Company had issued and outstanding 16,744,454 shares of Class T common stock, 44,094,912 shares of Class S common stock, 7,308,543 shares of Class D common stock, 81,441,169 shares of Class I common stock and 29,730,608 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2023	16,728	44,563	7,300	81,189	29,731	179,511
Common Stock Issued	421	780	110	3,932	—	5,243
Distribution Reinvestment	100	295	52	619	—	1,066
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(505)	(1,543)	(153)	(4,300)	—	(6,501)
March 31, 2024	16,744	44,095	7,309	81,441	29,731	179,320
TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, beginning on January 31, 2023, TIAA may submit a portion of its Class N shares for repurchase; provided, that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of the Company’s Class N shares shall not be less than $300.0 million. Beginning on January 31, 2025, TIAA may submit all of its remaining shares for repurchase; provided, that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. Notwithstanding the foregoing, the total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.

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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby holders of Class T, Class S, Class D and Class I shares (other than investors in certain states or who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in the distribution reinvestment plan, but receive their distributions in cash. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan or are residents of those states that do not allow automatic enrollment receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per-share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of both March 31, 2024 and December 31, 2023, the Company had accrued $9.7 million. For the three months ended March 31, 2024 and 2023, the Company declared and paid distributions of $29.4 million and $30.4 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2035 per share for the three months ended March 31, 2024. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the net distribution for each of the Company’s share classes:

	Three Months Ended March 31, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2035	$0.2035	$0.2035	$0.2035	$0.2035
Advisory fee per share of common stock	(0.0355)	(0.0350)	(0.0358)	(0.0354)	(0.0192)
Stockholder servicing fee per share of common stock	(0.0254)	(0.0252)	(0.0072)	—	—
Net distribution per share of common stock	$0.1426	$0.1433	$0.1605	$0.1681	$0.1843

Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D and Class I shares will be limited to 2% of the aggregate NAV attributable to Class T, Class S, Class D and Class I stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV attributable to Class T, Class S, Class D and Class I stockholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). From and after the date that the Class N shares held by TIAA become eligible for repurchase pursuant to the share repurchase plan, the total amount of aggregate repurchases of all classes of shares, including the Class N shares, is limited to no more than 2% of the Company’s aggregate NAV attributable to stockholders per month and no more than 5% of the Company’s aggregate NAV attributable to stockholders per calendar quarter. In addition, if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.
For the three months ended March 31, 2024, the Company repurchased shares of its common stock for $77.4 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2024.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of March 31, 2024 and December 31, 2023, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million as of both March 31, 2024 and December 31, 2023.

Note 20. Segment Reporting
The Company operates in eleven reportable segments: industrial properties, healthcare properties, multifamily properties, retail properties, single-family housing, office properties, self-storage properties, commercial mortgage loans, real estate-related securities, International Affiliated Funds, and other (corporate). These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODMs in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief financial officer and head of portfolio management have been identified as the CODMs. The Company’s CODMs direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the financial position by segment ($ in thousands):

	March 31, 2024	December 31, 2023
Industrial	$546,853	$552,413
Healthcare	456,974	457,964
Multifamily	322,606	326,862
Retail	205,253	206,824
Single-Family Housing	143,995	145,700
Office	115,400	116,334
Self-Storage	58,916	61,505
Commercial Mortgage Loans	357,736	338,978
Real Estate-Related Securities(1)	203,957	208,402
International Affiliated Funds	114,838	118,055
Other (Corporate)	39,742	46,961
Total assets	$2,566,270	$2,579,998
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$12,825	$11,426	$7,996	$4,845	$2,798	$3,791	$969	$—	$—	$—	$44,650
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,569	—	—	7,569
Total segment revenues	12,825	11,426	7,996	4,845	2,798	3,791	969	7,569	—	—	52,219
Expenses:
Property operating	3,964	4,145	3,244	1,552	1,489	1,154	876	—	—	—	16,424
Total segment expenses	3,964	4,145	3,244	1,552	1,489	1,154	876	—	—	—	16,424
Realized gain on sale of real estate investments					15						15
Realized and unrealized loss from real estate-related securities									(1,972)		(1,972)
Realized and unrealized gain from real estate debt									1,875		1,875
Loss from equity investments in unconsolidated international affiliated funds										(624)	(624)
Unrealized loss on commercial mortgage loans								(122)			(122)
Segment net operating income	$8,861	$7,281	$4,752	$3,293	$1,324	$2,637	$93	$7,447	$(97)	$(624)	$34,967
Depreciation and amortization	(5,948)	(5,979)	(2,388)	(2,144)	(1,146)	(1,838)	(730)	—	—	—	(20,173)
Unrealized gain on note payable											170
Unrealized loss from interest rate derivatives											(97)
General and administrative expenses											(2,176)
Advisory fee due to affiliates											(7,488)
Interest income											1,861
Interest expense											(10,869)
Net loss											$(3,805)
Net loss attributable to non-controlling interests in third-party joint ventures											(7)
Net income attributable to preferred stock											4
Net loss attributable to common stockholders											$(3,802)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Total
Revenues:
Rental revenue	$12,612	$10,875	$7,620	$4,593	$2,535	$3,339	$760	$—	$—	$—	$42,334
Income from commercial mortgage loans	—	—	—	—	—	—	—	6,485	—	—	6,485
Total segment revenues	12,612	10,875	7,620	4,593	2,535	3,339	760	6,485	—	—	48,819
Expenses:
Property operating	3,996	3,735	3,087	1,259	1,478	953	431	—	—	—	14,939
Total segment expenses	3,996	3,735	3,087	1,259	1,478	953	431	—	—	—	14,939
Realized and unrealized gain from real estate-related securities									2,996		2,996
Realized and unrealized loss from real estate debt									(403)		(403)
Loss from equity investments in unconsolidated international affiliated funds										(355)	(355)
Unrealized loss on commercial mortgage loans								(949)			(949)
Segment net operating income	$8,616	$7,140	$4,533	$3,334	$1,057	$2,386	$329	$5,536	$2,593	$(355)	$35,169
Depreciation and amortization	(6,463)	(6,378)	(2,662)	(2,274)	(852)	(1,821)	(810)	—	—	—	(21,260)
Unrealized loss on note payable											(30)
General and administrative expenses											(2,437)
Advisory fee due to affiliates											(8,042)
Interest income											1,884
Interest expense											(8,629)
Net loss											$(3,345)
Net loss attributable to non-controlling interests in third-party joint ventures											(36)
Net income attributable to preferred stock											4
Net loss attributable to common stockholders											$(3,313)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

Note 21. Subsequent Events
There have been no events since March 31, 2024 that require recognition or disclosure in the Consolidated Financial Statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a REIT for U.S. federal income tax purposes. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (“Nuveen”). Nuveen is the asset management arm and a wholly owned subsidiary of Teachers Insurance and Annuity Association of America ("TIAA").
Public Offerings
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering (the “Initial Public Offering”) was first declared effective by the SEC. The Initial Public Offering terminated on July 2, 2021.
On January 13, 2021, we filed a Registration Statement on Form S-11 (File No. 333-252077), (the “Follow-on Registration Statement”) to register up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Follow-on Public Offering”). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Private Offerings
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount).
We are conducting a private offering of Class I shares to feeder vehicles primarily created to hold our Class I shares, which in turn will offer interests in themselves to investors. We are conducting such offering pursuant to an exemption to registration under the Securities Act of 1933, as amended (the “Securities Act”).
Q1 2024 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $29.4 million during the three months ended March 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.65%	5.38%	4.79%	4.87%
Year-to-Date Total Return, without upfront selling commissions	(0.06)%	(0.12)%	(0.27)%	(0.27)%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(1.62)%	(3.76)%	(3.76)%
Inception-to-Date Total Return, without upfront selling commissions	8.42%	8.20%	7.99%	7.74%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	7.92%	7.26%	6.87%
Investments:
•Originated a $20.0 million floating-rate senior loan to finance the acquisition of a two-property self-storage portfolio with assets located in San Marcos and Georgetown, Texas.
Capital Activity and Financings:
•Raised $75.6 million of gross proceeds during the three months ended March 31, 2024.
•Satisfied all share repurchase requests, totaling $77.4 million, for the three months ended March 31, 2024.
•During the three months ended March 31, 2024, we had additional net borrowings of $35.0 million on the Credit Facility.

Portfolio
The following charts outline the allocation of our investments based on fair value as of March 31, 2024(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (81%) and investments in our International Affiliated Funds (4%).
(2) RE-related Securities includes publicly listed REITs (4%) and CMBS (3%) as shown on our Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of March 31, 2024(3)(4):

U.S. By Region (%)

Midwest
6%
East
18%
South
55%
West
21%

By Sector (%)

Grocery-Anchored Retail 11%
Single-Family Housing 6%
Office 5%
Healthcare 24%
Industrial 33%
Self-Storage 3%
Multifamily 18%

(3) Allocation by region includes only directly owned domestic property investments.
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
07

Data Centre, Hong Kong
08

Japan Residential Portfolio III, Tokyo & Osaka
09

Source: Nuveen Real Estate, December 2023.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of March 31, 2024:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	92%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	98%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	94%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	97%
Total Multifamily	9				1,378	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	98%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	100%
Total Industrial	30				5,073	Sq. Ft	100%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	97%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	100%
Total Retail	6				695	Sq. Ft	99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	100%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				324	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	100%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	97%
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	76%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	81%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	65%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	80%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	69%
Total Self-Storage	5				3,074	Units	74%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	94%
Total Single-Family Housing	383						94%
Total Investment Properties	460						97%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of March 31, 2024 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	37	3,576	4%	339	5%
2025	70	12,021	14%	1,214	17%
2026	63	8,426	10%	904	13%
2027	57	13,651	16%	970	14%
2028	56	17,351	20%	1,246	17%
2029	28	3,446	4%	430	6%
2030	11	4,530	5%	312	4%
2031	6	1,848	2%	97	1%
2032	8	9,568	11%	832	12%
2033	14	7,960	9%	501	7%
Thereafter	8	4,224	5%	234	4%
Total	358	86,601	100%	7,079	100%
(1) The annualized March 31, 2024 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of March 31, 2024, we had 58 holdings and have invested $112.9 million in securities that are valued at $115.8 million.
The following chart further describes the diversification of our investments in real estate-related securities as of March 31, 2024:

By Sector (%)

Diversified
6%
Healthcare
14%
Shopping Centers
10%
Tech Infra
18%
Office Property
3%
Hotels
3%
Other
12%
Industrial
18%
Apartments
9%
Storage
7%

Investments in Real Estate Debt
We invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 91%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 7% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (33%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 81%) whose base index rate of one-month SOFR is 5.32%, and help to generate a current portfolio yield of approximately 10.6%. As of March 31, 2024, we have invested $91.5 million in CMBS that are valued at $88.2 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of March 31, 2024:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of March 31, 2024, ECF had total equity commitments of $1.2 billion (€1.2 billion), all of which had been called. As of December 31, 2023, ECF had 12 assets with a gross asset value of $2.0 billion (€1.8 billion) and a loan-to-value ratio (“LTV”) of 40.1%. The ECF portfolio is well diversified and had a balanced country exposure with 23.1% in the United Kingdom, 16.0% in the Netherlands, 12.8% in Finland, 12.6% in Spain, 12.1% in Italy, 10.7% in Germany, 7.0% in Austria, and 5.7% in Denmark. The 12-month net total return and since-inception net total return was (10.0)% and 2.6%, respectively, as of December 31, 2023.
Loss from equity investments in unconsolidated international affiliated funds from ECF for the three months ended March 31, 2024 and 2023 was $2.4 million and $4.3 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of March 31, 2024, APCF had total equity commitments of $1.0 billion and had called $876.5 million of these commitments. As of December 31, 2023, APCF had nine investments (23 assets) with a gross asset value of $1.5 billion and an LTV of 40.1%. APCF had 34.6% exposure in Singapore, 27.2% in Japan, 16.2% in South Korea, 13.7% in Hong Kong and 8.3% in Australia, resulting in a 12-month total return and a since-inception total return of 0.3% and 7.1% (foreign exchange-neutral), respectively, as of December 31, 2023.
Income from equity investments in unconsolidated international affiliated funds from APCF for the three months ended March 31, 2024 and 2023 was $1.8 million and $3.9 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of March 31, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,418	$51,470
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,473	$19,110
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$63,910
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$20,650
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,401	$74,372
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,800	$23,454
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$51,260
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,960
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,550
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,000	$20,000
Total										$357,736
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP and were not derecognized.
In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at our election, the existing commercial mortgage loans are stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans are valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value will be based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the LTV and the cash flow of the underlying collateral), and the credit quality of the borrower.
For the three months ended March 31, 2024 and 2023, we had unrealized losses on our commercial mortgage loans of $0.1 million and $0.9 million, respectively.
For the three months ended March 31, 2024 and 2023, we recognized interest and loan origination income from our investment in commercial mortgage loans of $7.6 million and $6.5 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the three months ended March 31, 2024, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy. Additionally, rising interest rates and increasing costs may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Results of operations are also dependent on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, self-storage and housing properties, are translating into strong net operating income growth, and investors continue to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a rising interest rate environment, as real estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
Competitive Environment
We face competition from a diverse mix of market participants, including other companies with similar business models, REITs, private equity funds, independent investors and other real estate investors. Competition from others may diminish our opportunity to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.
Rental Revenues
We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with increasing or market-value rents for the properties that we acquire and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time.

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
Our Qualification as a REIT
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In qualifying for taxation as a REIT under the Code, we are subject to federal corporate income tax to the extent we distribute less than 100% of our REIT taxable income (including any net capital gains) to our stockholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that five or fewer individuals do not own (or be treated as owning) more than 50% of our stock, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock.
Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023	2024 vs 2023
Revenues
Rental revenue	$44,650	$42,334	$2,316
Income from commercial mortgage loans	7,569	6,485	1,084
Total revenues	52,219	48,819	3,400
Expenses
Rental property operating	16,424	14,939	1,485
General and administrative	2,176	2,437	(261)
Advisory fee due to affiliates	7,488	8,042	(554)
Depreciation and amortization	20,173	21,260	(1,087)
Total expenses	46,261	46,678	(417)
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(1,972)	2,996	(4,968)
Realized and unrealized gain (loss) from real estate debt	1,875	(403)	2,278
Realized gain on sale of real estate investments	15	—	15
Loss from equity investments in unconsolidated International Affiliated Funds	(624)	(355)	(269)
Unrealized loss on commercial mortgage loans	(122)	(949)	827
Unrealized loss from interest-rate derivatives	(97)	—	(97)
Unrealized gain (loss) on note payable	170	(30)	200
Interest income	1,861	1,884	(23)
Interest expense	(10,869)	(8,629)	(2,240)
Total other income (expense)	(9,763)	(5,486)	(4,277)
Net loss	$(3,805)	$(3,345)	$(460)
Net loss attributable to non-controlling interests in third-party joint ventures	(7)	(36)	29
Net income attributable to preferred stock	4	4	—
Net loss attributable to common stockholders	$(3,802)	$(3,313)	$(489)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made during the three months ended March 31, 2023, our rental revenues and rental property operating expenses for the three months ended March 31, 2024 and 2023 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2024 and 2023 and are further discussed below in “Same-Property Results of Operations.”
Income from Commercial Mortgage Loans
During the three months ended March 31, 2024, income from commercial mortgage loans increased $1.1 million in comparison to the corresponding period in 2023, due to the impact of rising interest rates as well as additional fundings on commercial mortgage loans in 2023.

General and Administrative Expenses
During the three months ended March 31, 2024, general and administrative expenses decreased by $0.3 million in comparison to the corresponding period in 2023, primarily attributable to a decrease in deferred tax expense related to our direct international property.
Advisory Fee Due to Affiliates
During the three months ended March 31, 2024, the advisory fee due to affiliates decreased by $0.6 million as compared to the corresponding period in 2023 due to the decline of our NAV.
Depreciation and Amortization
During the three months ended March 31, 2024, depreciation and amortization decreased by $1.1 million, in comparison to the corresponding period in 2023 primarily due to certain intangible assets being fully amortized in 2023.
Realized and Unrealized (Loss) Gain from Real Estate-Related Securities
Realized and unrealized (loss) gain from real estate-related securities went from a gain of $3.0 million for the three months ended March 31, 2023, to a loss of $(2.0) million for the three months ended March 31, 2024. The change was primarily driven by less favorable market conditions.
Realized and Unrealized Gain (Loss) from Real Estate Debt
During the three months ended March 31, 2024, realized and unrealized gain (loss) from real estate debt went from a loss of $(0.4) million for the three months ended March 31, 2023, to a gain of $1.9 million for the three months ended March 31, 2024. The change was primarily driven by tightening spreads.
Loss from Equity Investments in Unconsolidated International Affiliated Funds
During the three months ended March 31, 2024, loss from equity investments in unconsolidated International Affiliated Funds increased by $0.3 million as compared to the corresponding period in 2023, primarily driven by valuation losses in the office, retail and alternatives markets for ECF, partially offset by valuation gains in the logistics market for APCF.
Unrealized loss on Commercial Mortgage Loans
During the three months ended March 31, 2024, unrealized losses on commercial mortgage loans decreased by $0.8 million in comparison to the corresponding period in 2023. The change was primarily driven by the tightening of floating-rate spreads.
Interest Expense
During the three months ended March 31, 2024, interest expense increased $2.2 million, compared to the corresponding periods in 2023 due to additional borrowings on our Credit Facility as well as the impact of rising interest rates.
Same-Property Results of Operations
We evaluate our consolidated results of operations on a same-property basis, which allows us to analyze our property operating results excluding acquisitions during the periods under comparison. Properties in our portfolio are considered same property if they were owned for the full periods presented, otherwise they are considered non-same property. Newly acquired or recently developed properties that have not achieved stabilized occupancy are excluded from same-property results and are considered non-same property. We do not consider our real estate-related securities, real estate debt, commercial mortgage loans, single-family housing and International Affiliated Funds segments to be same-property.
For the three months ended March 31, 2024, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, four self-storage, and three office properties.
Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and (iii) other non-property-related revenue and expense items such as (a) general and administrative expenses, (b) management fee, (c) interest income, (d) income from real estate-related securities, (e) income from equity investments in unconsolidated international affiliated funds and (f) income from commercial mortgage loans. Beginning December 31, 2023 and going forward, straight-line rental income will be excluded from same property NOI to more appropriately reflect the performance of our same property portfolio. Same property NOI in this Form 10-Q for the three months ended March 31, 2023 has been adjusted to reflect this change.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).

The following table reconciles GAAP net loss attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(3,802)	$(3,313)
Adjustments to reconcile to same property NOI
Straight-line rental income	(580)	(1,301)
General and administrative	2,176	2,437
Advisory fee due to affiliates	7,488	8,042
Depreciation and amortization	20,173	21,260
Realized and unrealized loss (gain) from real estate-related securities	1,972	(2,996)
Realized gain on sale of real estate investments	(15)	—
Income from commercial mortgage loans	(7,569)	(6,485)
Realized and unrealized (gain) loss from real estate debt	(1,875)	403
Unrealized loss from interest rate derivatives	97	—
Loss from equity investments in unconsolidated International Affiliated Funds	624	355
Unrealized loss on commercial mortgage loans	122	949
Unrealized (gain) loss on note payable	(170)	30
Interest income	(1,861)	(1,884)
Interest expense	10,869	8,629
Loss attributable to non-controlling interests in third-party joint ventures	(7)	(36)
Income attributable to preferred stock	4	4
NOI	$27,646	$26,094
Non-same property NOI	1,335	1,161
Same property NOI	$26,311	$24,933
The following table details the components of same property NOI ($ in thousands):

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$	%
Same property rental revenue
Multifamily	$7,999	$7,626	$373	5%
Healthcare	12,378	11,053	1,325	12%
Industrial	12,211	11,742	469	4%
Office	2,478	2,427	51	2%
Retail	4,852	4,515	337	7%
Self-Storage	740	743	(3)	—%
Total revenues	40,658	38,106	2,552	7%
Same property operating expenses
Multifamily	3,307	3,065	242	8%
Healthcare	4,607	4,052	555	14%
Industrial	3,716	3,733	(17)	—%
Office	705	636	69	11%
Retail	1,492	1,259	233	19%
Self-Storage	520	428	92	21%
Total expenses	14,347	13,173	1,174	9%
Same property NOI	$26,311	$24,933	$1,378	6%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended March 31, 2024, rental revenues increased $2.6 million across the same property portfolio as compared to the corresponding period in 2023.

For the three months ended March 31, 2024, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our industrial and healthcare properties, as well as increases in tenant reimbursement income as a result of higher operating expenses at certain of our industrial, healthcare and retail properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the three months ended March 31, 2024, property operating expenses increased $1.2 million across the same property portfolio as compared to the corresponding periods in 2023.
For the three months ended March 31, 2024, the increases were driven primarily by increased real estate taxes at certain of our healthcare, retail and self-storage properties as well as higher property insurance at certain of our office and healthcare properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $402.3 million of liquidity as of March 31, 2024, consisting of $170.0 million of an undrawn unsecured revolving credit facility, approximately $204.0 million in investments in real estate debt securities and real estate-related equity securities and $28.3 million of unrestricted cash on hand, that could be used to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures and to pay debt service on our outstanding indebtedness. Our operating expenses include fees and expenses related to managing our properties and other investments, the advisory fee we pay to the Advisor and general corporate expenses.
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.3 billion as of March 31, 2024.
The following table is a summary of our indebtedness ($ in thousands):

	March 31, 2024			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	March 31, 2024	December 31, 2023
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	3.06%	2/20/2028	$175,410	$175,410	$175,527
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans	+0.70%	12/31/2032	20,618	20,618	21,096
Total mortgage loans secured by our properties				196,028	196,623
Deferred financing costs, net				(707)	(743)
Discount on assumed mortgage notes				(5,796)	(6,091)
Total net mortgage loans secured by our properties				189,525	189,789

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2025	69,263	69,263	69,263
Total loans secured by other investments				$258,788	$259,052

Unsecured loans:

Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/30/2024	321,000	151,000	116,000
Unsecured variable-rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	134,000
Total unsecured loans			455,000	285,000	250,000

Total indebtedness			$720,291	$543,788	$509,052
(1) “+” refers to the relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate ("CIBOR"), as applicable to each secured or unsecured loan.
(2) Weighted-average maturity assumes maximum maturity date.
(3) See Note 11 "Mortgages Payable” for additional information related to the Company’s variable- and fixed-rate mortgage loans.
(4) Additional borrowing under the Company’s unsecured variable-rate revolving credit facility is immediately available.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through March 31, 2024 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash
($ in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities	$19,618	$17,097
Cash flows used in investing activities	(21,758)	(44,913)
Cash flows (used in) provided by financing activities	(3,238)	20,234
Net decrease in cash and cash equivalents and restricted cash	$(5,378)	$(7,582)
Cash flows provided by operating activities increased $2.5 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to increased cash flows from operations of our investments in real estate, increased income from our investments in commercial mortgage loans and a decrease in fund level expenses.
Cash flows used in investing activities decreased $23.2 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to a $13.8 million decrease in acquisitions of real estate and reduced net purchases of real estate-related securities and real estate debt of $25.6 million, partially offset by an increase in commercial mortgage loan originations and fundings of $17.6 million.
Cash flows (used in) provided by financing activities decreased by $23.5 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 due to a $15.1 million decrease in proceeds from the issuance of common stock, a $36.5 million increase in common stock repurchases and a $6.0 million decrease in subscriptions received in advance, partially offset by a $34.5 million increase in net borrowings on the Credit Facility.
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
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, amortization of deferred financing costs and mortgage discount, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and real estate debt, unrealized loss on commercial mortgage loans and note payable, amortization of restricted stock awards and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,805)	$(3,345)
Adjustments:
Real estate depreciation and amortization	20,173	21,260
Amount attributable to non-controlling interests for above adjustments	(85)	(91)
Funds from Operations attributable to common stockholders	16,283	17,824
Straight-line rental income	(580)	(1,301)
Amortization of above- and-below market lease intangibles	(959)	(1,029)
Amortization of deferred financing costs	321	264
Amortization of mortgage discount	295	310
Unrealized loss (gain) from changes in fair value of real estate-related securities	3,460	(3,716)
Unrealized (gain) loss from changes in fair value of real estate debt	(1,864)	403
Unrealized loss on commercial mortgage loans	122	949
Unrealized loss from interest rate derivatives	97	—
Unrealized (gain) loss on note payable	(170)	30
Amortization of restricted stock awards	53	53
Unrealized loss from investments in international affiliated funds	1,423	1,717
Adjusted Funds from Operations attributable to stockholders	$18,481	$15,504
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
Distribution Policy
Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if their shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our stockholders, our board of directors approves a monthly distribution for a certain dollar amount for each class of our common stock. We then calculate each stockholder’s specific distribution amount for the month using applicable record and declaration dates, and the distributions begin to accrue on the date we admit our stockholders.
Our distribution policy reflects our intention to pay distributions monthly, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid directly to the applicable recipients.

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.2035 per share for the three months ended March 31, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.
The following table details the aggregate distribution declared for each of our share classes:

	Three Months Ended March 31, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2035	$0.2035	$0.2035	$0.2035	$0.2035
Advisory fee per share of common stock	(0.0355)	(0.0350)	(0.0358)	(0.0354)	(0.0192)
Stockholder servicing fee per share of common stock	(0.0254)	(0.0252)	(0.0072)	—	—
Net distribution per share of common stock	$0.1426	$0.1433	$0.1605	$0.1681	$0.1843

For the three months ended March 31, 2024, we declared and paid distributions of $29.4 million. The March 2024 distribution was declared and paid in April 2024.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,656	56.68%	$16,544	54.49%
Reinvested in shares	12,728	43.32%	13,818	45.51%
Total distributions	$29,384	100.00%	$30,362	100.00%
Sources of distributions
Cash flows from operating activities	$19,618	66.76%	$17,097	56.31%
Debt and financing proceeds	9,766	33.24%	13,265	43.69%
Total sources of distributions	$29,384	100.00%	$30,362	100.00%
Total cash flows from operating activities	$19,618		$17,097
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
•Investments in commercial mortgage loans are valued by SitusAMC using the income approach’s discounted cash flow method. When used to value commercial mortgage loans, this method discounts the scheduled monthly interest payments at a market discount rate. The market discount rate takes into consideration a number of factors specific to the property (remaining term, LTV and quality of property) and market (capital market flows, current Treasury rates and quoted lending spreads).
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
At the end of each month, before taking into consideration additional issuances of shares of capital stock, share repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the advisory fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

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
Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees and advisory fees. For each applicable class of shares, each of the stockholder servicing fee and the advisory fee is calculated as a percentage of the aggregate NAV for such class of shares. The declaration of distributions reduces the NAV for each class of our common stock in an amount equal to the accrual of our liability to pay such distribution. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares for that class then outstanding.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities, real estate debt, commercial mortgage loans and International Affiliated Funds), the addition of any other assets (such as cash on hand) and the deduction of any liabilities and stockholder servicing fees applicable to such class of shares.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2024 ($ and shares in thousands, except per-share data):

Components of NAV	March 31, 2024
Investments in real property	$2,192,047
Investments in commercial mortgage loans	191,096
Investments in real estate-related securities	115,764
Investments in international affiliated funds	114,838
Investments in real estate debt	88,193
Cash and cash equivalents	26,602
Restricted cash	19,792
Other assets	10,056
Debt obligations	(530,907)
Other liabilities	(77,075)
Subscriptions received in advance	(18,677)
Stockholder servicing fees payable the following month(1)	(548)
Non-controlling interests in joint venture	(5,448)
Net Asset Value	$2,125,733
Net Asset Value attributable to preferred stock	129
Net Asset Value attributable to common stockholders	$2,125,604
Number of outstanding shares of common stock	179,320
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2024, we have accrued under GAAP approximately $45.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2024
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$197,900	$515,041	$86,571	$961,016	$365,076	$2,125,604
Number of outstanding shares	16,744	44,095	7,309	81,441	29,731	179,320
NAV per share as of March 31, 2024	$11.82	$11.68	$11.84	$11.80	$12.28
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.83%	5.77%
Multifamily	6.53	5.48
Office	7.81	7.11
Healthcare	7.28	6.37
Retail	6.57	5.75
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	2.02%	1.93%	1.92%	1.97%	1.84%	2.15%	2.02%
(weighted average)	0.25% increase	(1.92)%	(1.91)%	(1.83)%	(1.95)%	(2.01)%	(1.98)%	(1.96)%
Exit Capitalization Rate	0.25% decrease	3.02%	2.94%	2.29%	2.71%	2.74%	2.81%	2.96%
(weighted average)	0.25% increase	(2.74)%	(2.74)%	(2.02)%	(2.45)%	(2.70)%	(2.64)%	(2.74)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2024
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,672,926
Redeemable non-controlling interest	352
Total partners’ capital of Operating Partnership	1,673,278
Adjustments:
Organization and offering costs(1)	2,360
Accrued stockholder servicing fees(2)	44,492
Unrealized net real estate and real estate debt appreciation(3)	192,870
Accumulated depreciation and amortization(4)	226,839
Straight-line rent receivable	(14,106)
Net Asset Value	$2,125,733
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
Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policies over investments in real estate and revenue recognition to be our critical accounting estimates. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such critical accounting estimates along with other significant accounting policy disclosures.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after March 31, 2024
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$550,291	$151,431	$259,398	$86,659	$52,803
Organization and offering costs	2,360	944	1,416	—	—
Interest expense(1)	69,428	26,406	35,813	4,326	2,883
Ground leases(2)	17,933	280	760	776	16,117
Total	$640,012	$179,061	$297,387	$91,761	$71,803
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on each of the Credit Facility and note payable for the three months ended March 31, 2024 were 7.44%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of March 31, 2024, the outstanding principal balance of our variable rate indebtedness was $354.3 million and consisted of our Revolving Facility, DDTL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the three months ended March 31, 2024, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.1 million.
Certain of our mortgage loans are variable and indexed to three-month CIBOR. We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner as of March 31, 2024 to hedge the risk of increasing interest rates. For the three months ended March 31, 2024, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of March 31, 2024.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investment, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of March 31, 2024.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
Neither we nor the Advisor is currently involved in any material litigation.
Item 1A. Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
We have sold Class I shares to feeder vehicles created primarily to hold Class I shares and offer interests in themselves to non-U.S. persons as set forth in the table below. The offer and sale of Class I shares to the feeder vehicles was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder.

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
January 2024	117,296	$1,412,248
February 2024	53,365	$639,306
March 2024	8,907	$106,170
Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D and Class I shares will be limited to 2% of the aggregate NAV attributable to Class T, Class S, Class D and Class I stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV attributable to Class T, Class S, Class D and Class I stockholders per calendar quarter (measured using the aggregate NAV of the immediately preceding quarter). From and after the date that the Class N shares held by TIAA become eligible for repurchase pursuant to the share repurchase plan, the total amount of aggregate repurchases of all classes of shares, including the Class N shares, is limited to no more than 2% of our aggregate NAV attributable to stockholders per month and no more than 5% of our aggregate NAV attributable to stockholders per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2024	2,699,660	0.1232%	11.96	2,699,660	—
February 2024	2,123,832	0.0978%	11.88	2,123,832	—
March 2024	1,678,077	0.0777%	11.86	1,678,077	—
	6,501,569	N/M	$11.91	6,501,569	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Nuveen Global Cities REIT, Inc.

	By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chairman of the Board and Chief Executive Officer

	By:	/s/ Robert J. Redican
Robert J. Redican
Chief Financial Officer and Treasurer

Date: May 10, 2024