Form 10-Q
period 2024-06-30
Nuveen Global Cities REIT, Inc.
filed 2024-08-09
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
As of August 9, 2024, there were 16,542,976 outstanding shares of Class T common stock, 45,291,338 outstanding shares of Class S common stock, 7,200,843 outstanding shares of Class D common stock, 81,306,612 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,710,182	$1,734,696
Investments in commercial mortgage loans, at fair value	358,683	338,978
Investments in international affiliated funds	111,749	118,055
Investments in real estate-related securities, at fair value	91,558	119,014
Investments in real estate debt, at fair value	80,786	89,388
Intangible assets, net	87,876	97,876
Cash and cash equivalents	25,126	27,638
Restricted cash	17,022	25,847
Other assets	28,774	28,506
Total assets	$2,511,756	$2,579,998
Liabilities and Equity
Credit facility	$287,000	$250,000
Mortgages payable, net	189,567	189,789
Loan participations, at fair value	166,810	167,890
Note payable, at fair value	71,680	69,170
Accounts payable, accrued expenses, and other liabilities	74,302	75,995
Due to affiliates	46,970	47,951
Intangible liabilities, net	31,401	34,204
Subscriptions received in advance	16,058	24,905
Distributions payable	9,509	9,713
Total liabilities	893,297	869,617
Redeemable non-controlling interest	409	430
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 16,524,535 and 16,727,973 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	165	167
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 44,851,222 and 44,562,862 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	449	446
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,111,153 and 7,300,445 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	71	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 79,299,748 and 81,188,939 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	793	812
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at June 30, 2024 and December 31, 2023	297	297
Additional paid-in capital	2,036,007	2,058,699
Accumulated deficit and cumulative distributions	(418,340)	(351,943)
Accumulated other comprehensive loss	(5,140)	(2,547)
Total stockholders’ equity	1,614,427	1,706,129
Non-controlling interests attributable to third-party joint ventures	3,623	3,822
Total equity	1,618,050	1,709,951
Total liabilities and equity	$2,511,756	$2,579,998
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$44,214	$43,648	$88,864	$85,982
Income from commercial mortgage loans	7,812	7,052	15,381	13,537
Total revenues	52,026	50,700	104,245	99,519
Expenses
Rental property operating	15,076	14,780	31,499	29,719
General and administrative	2,229	1,946	4,405	4,383
Advisory fee due to affiliates	7,376	7,907	14,864	15,949
Depreciation and amortization	19,584	21,648	39,757	42,908
Total expenses	44,265	46,281	90,525	92,959
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(858)	2,305	(2,830)	5,301
Realized and unrealized gain from real estate debt	145	746	2,020	343
Realized gain on sale of real estate investments	—	—	15	—
Loss from equity investments in unconsolidated international affiliated funds	(2,005)	(2,799)	(2,629)	(3,154)
Unrealized gain (loss) on commercial mortgage loans	63	(748)	(59)	(1,697)
Unrealized gain (loss) from interest rate derivatives	152	(112)	55	(112)
Unrealized gain (loss) on note payable	5	(80)	175	(110)
Interest income	1,810	2,216	3,671	4,100
Interest expense	(11,277)	(9,929)	(22,146)	(18,558)
Total other income (expense)	(11,965)	(8,401)	(21,728)	(13,887)
Net loss	$(4,204)	$(3,982)	$(8,008)	$(7,327)
Net loss attributable to non-controlling interests in third-party joint ventures	(7)	(22)	(14)	(58)
Net income attributable to preferred stock	4	4	8	8
Net loss attributable to common stockholders	$(4,201)	$(3,964)	$(8,002)	$(7,277)
Net loss per share of common stock - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted-average shares of common stock outstanding, basic and diluted	178,152,930	180,790,109	178,674,225	181,496,362

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(4,204)	$(3,982)	$(8,008)	$(7,327)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(620)	237	(2,593)	1,622
Comprehensive loss	(4,824)	(3,745)	(10,601)	(5,705)
Comprehensive loss attributable to non-controlling interests in third-party joint ventures	(7)	(22)	(14)	(58)
Comprehensive income attributable to preferred stock	4	4	8	8
Comprehensive loss attributable to common stockholders	$(4,821)	$(3,727)	$(10,595)	$(5,655)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended June 30, 2024
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at March 31, 2024	$125	$167	$441	$73		$814	$297	$2,056,984	$(385,165)	$(4,520)	$1,669,216	$3,710	$1,672,926
Common stock issued	—	—	14	1		38	—	62,180	—	—	62,233	—	62,233
Distribution reinvestment	—	1	3	—		7	—	12,892	—	—	12,903	—	12,903
Common stock repurchased	—	(3)	(9)	(3)		(66)	—	(96,045)	—	—	(96,126)	—	(96,126)
Amortization of restricted stock grants	—	—	—	—		—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—		—	—	—	(4,201)	—	(4,197)	(7)	(4,204)
Distributions on common stock	—	—	—	—		—	—	—	(28,974)	—	(28,974)	—	(28,974)
Distributions to non-controlling interests	—	—	—	—		—	—	—	—	—	—	(80)	(80)
Distributions on Series A preferred stock	(4)	—	—	—		—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—		—	—	—	—	(620)	(620)	—	(620)
Allocation to redeemable non-controlling interests	—	—	—	—		—	—	(57)	—	—	(57)	—	(57)
Balance at June 30, 2024	$125	$165	$449	$71		$793	$297	$2,036,007	$(418,340)	$(5,140)	$1,614,427	$3,623	$1,618,050

Three Months Ended June 30, 2023
	Preferred Stock	Par Value						Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D		Common Stock Class I	Common Stock Class N
Balance at March 31, 2023	$125	$176	$461	$79		$811	$297	$2,091,877	$(254,166)	$(3,752)	$1,835,908	$4,066	$1,839,974
Common stock issued (a)	—	(2)	17	1		45	—	74,387	—	—	74,448	—	74,448
Distribution reinvestment	—	1	3	—	(b)	6	—	13,991	—	—	14,001	—	14,001
Common stock repurchased	—	(3)	(31)	(6)		(51)	—	(111,360)	—	—	(111,451)	—	(111,451)
Amortization of restricted stock grants	—	—	—	—		—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—		—	—	—	(3,964)	—	(3,960)	(22)	(3,982)
Distributions on common stock	—	—	—	—		—	—	—	(29,522)	—	(29,522)	—	(29,522)
Distributions to non-controlling interests	—	—	—	—		—	—	—	—	—	—	(145)	(145)
Distributions on Series A preferred stock	(4)	—	—	—		—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—		—	—	—	—	237	237	—	237
Allocation to redeemable non-controlling interests	—	—	—	—		—	—	(72)	—	—	(72)	—	(72)
Balance at June 30, 2023	$125	$172	$450	$74		$811	$297	$2,068,876	$(287,652)	$(3,515)	$1,779,638	$3,899	$1,783,537
(a)Common stock issuance includes conversions between share classes; see Note 19.
(b) Amount is not presented due to rounding; see Note 19.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Six Months Ended June 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common stock issued	—	4	22	2	78	—	124,973	—	—	125,079	—	125,079
Distribution reinvestment	—	2	6	1	13	—	25,609	—	—	25,631	—	25,631
Common stock repurchased	—	(8)	(25)	(5)	(110)	—	(173,401)	—	—	(173,549)	—	(173,549)
Amortization of restricted stock grants	—	—	—	—	—	—	106	—	—	106	—	106
Net income (loss)	8	—	—	—	—	—	—	(8,002)	—	(7,994)	(14)	(8,008)
Distributions on common stock	—	—	—	—	—	—	—	(58,395)	—	(58,395)	—	(58,395)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Distributions on Series A preferred stock	(8)	—	—	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,593)	(2,593)	—	(2,593)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	21	—	—	21	—	21
Balance at June 30, 2024	$125	$165	$449	$71	$793	$297	$2,036,007	$(418,340)	$(5,140)	$1,614,427	$3,623	$1,618,050

Six Months Ended June 30, 2023
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2022	$125	$172	$453	$79	$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Common stock issued	—	3	35	1	87	—	157,016	—	—	157,142	—	157,142
Distribution reinvestment	—	2	6	1	12	—	27,798	—	—	27,819	—	27,819
Common stock repurchased	—	(5)	(44)	(7)	(87)	—	(176,588)	—	—	(176,731)	—	(176,731)
Amortization of restricted stock grants	—	—	—	—	—	—	106	—	—	106	—	106
Net income (loss)	8	—	—	—	—	—	—	(7,277)	—	(7,269)	(58)	(7,327)
Distributions on common stock	—	—	—	—	—	—	—	(59,950)	—	(59,950)	—	(59,950)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(145)	(145)
Distributions on Series A preferred stock	(8)	—	—	—	—	—	—	—		(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,622	1,622	—	1,622
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	178	—		178	—	178
Balance at June 30, 2023	$125	$172	$450	$74	$811	$297	$2,068,876	$(287,652)	$(3,515)	$1,779,638	$3,899	$1,783,537

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,008)	$(7,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,757	42,908
Unrealized loss (gain) on changes in fair value of real estate-related securities	3,649	(6,434)
Realized loss on sale of real estate-related securities	1,181	3,597
Unrealized gain on changes in fair value of real estate debt	(2,422)	(400)
Realized loss on sale of real estate debt	402	57
Unrealized (gain) loss on changes in fair value of note payable	(175)	110
Unrealized loss on changes in fair value of commercial mortgage loans	59	1,697
Unrealized (gain) loss on changes in fair value of interest rate derivatives	(55)	112
Realized gain on sale of real estate investments	(15)	—
Loss from equity investments in unconsolidated international affiliated funds	2,629	3,154
Income distributions from equity investments in unconsolidated international affiliated funds	1,379	2,651
Interest received through commercial loan funding	(203)	—
Straight line rent adjustment	(1,024)	(2,433)
Amortization of above- and below-market lease intangibles	(1,865)	(2,056)
Amortization of deferred financing costs	643	581
Amortization of mortgage discount	589	605
Amortization of restricted stock grants	106	106
Change in assets and liabilities:
Decrease in other assets	178	435
(Decrease) increase in accounts payable, accrued expenses and other liabilities	1,673	7,754
Net cash provided by operating activities	38,478	45,117
Cash flows from investing activities:
Acquisitions of real estate	—	(13,759)
Origination and fundings of commercial mortgage loans	(21,099)	(3,946)
Proceeds from paydown of commercial mortgage loans	458	—
Capital improvements to real estate	(10,760)	(6,843)
Proceeds from sale of real estate investments	351	—
Purchase of real estate-related securities	(31,433)	(35,848)
Proceeds from sale of real estate-related securities	54,059	26,292
Purchases of real estate debt	(10,385)	(25,772)
Proceeds from sale of real estate debt	21,007	12,626
Net cash provided by (used in) investing activities	2,198	(47,250)
Cash flows from financing activities:
Proceeds from issuance of common stock	94,294	109,410
Repurchase of common stock	(167,705)	(159,888)
Offering costs paid	(503)	(693)
Borrowings under credit facility	65,500	84,500
Repayments on credit facility	(28,500)	(39,000)
Payments on mortgages payable	(239)	(279)
Borrowings under note payable	2,685	—
Payment of offering and organization costs due to affiliate	(442)	(469)
Distributions to preferred stockholders	(8)	(8)
Distributions to non-controlling interests in third-party joint ventures	(185)	(145)
Subscriptions received in advance	16,058	25,506
Distributions	(32,968)	(32,454)
Net cash used in financing activities	(52,013)	(13,520)
Net decrease in cash and cash equivalents and restricted cash during the period	(11,337)	(15,653)
Cash and cash equivalents and restricted cash, beginning of period	53,485	75,421
Cash and cash equivalents and restricted cash, end of period	$42,148	$59,768
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$25,126	$33,260
Restricted cash	17,022	26,508
Total cash and cash equivalents and restricted cash	$42,148	$59,768

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2024	2023

Supplemental disclosures:
Interest paid	$21,997	$20,446
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$—	$(79)
Accrued capital expenditures	$—	$(4,638)
Fundings of commercial mortgage loans through increases in loan participations	$(386)	$(4,352)
Paydown of commercial mortgage loans through decrease in loan participations	$1,374	$—
Interest paid through funding of commercial mortgage loan	$—	$—
Non-cash financing activities:
Accrued distributions	$204	$323
Accrued stockholder servicing fees	$(539)	$(435)
Distribution reinvestments	$25,631	$27,819
Allocation to redeemable non-controlling interests	$(21)	$(178)
Increases in loan participations through fundings of commercial mortgage loans	$386	$4,352
Decrease in loan participations through paydown of commercial mortgage loans	$(1,374)	$—
Accrued offering costs	$77	$(53)
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
As of June 30, 2024, the Company had received aggregate net proceeds of $2.4 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering and unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
As of June 30, 2024, and December 31, 2023, the total assets and liabilities of the Company’s consolidated VIE were $47.8 million and $29.9 million, and $49.5 million and $30.3 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Investments in Real Estate-Related Securities
The Company reports its investments in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, are recorded as a component of Realized and Unrealized (Loss) Gain from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt consist of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records them at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized Gain from Real Estate Debt on the Company’s Consolidated Statements of Operations.
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
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$91,558	$—	$—	$91,558	$119,014	$—	$—	$119,014
Investments in real estate debt	—	80,786	—	80,786	—	89,388	—	89,388
Investments in commercial mortgage loans	—	—	358,683	358,683	—	—	338,978	338,978
Total	$91,558	$80,786	$358,683	$531,027	$119,014	$89,388	$338,978	$547,380

Liabilities:
Loan participations	$—	$—	$166,810	$166,810	$—	$—	$167,890	$167,890
Note payable	—	—	71,680	71,680	—	—	69,170	69,170
Interest rate derivatives(1)	—	65	—	65	—	124	—	124
Total	$—	$65	$238,490	$238,555	$—	$124	$237,060	$237,184
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2023	$338,978		$167,890		$69,170
Loan originations	20,000		—		—
Additional fundings	1,688	(a)	386	(a)	—
Financing proceeds	—		—		2,685
Paydowns	(1,832)	(b)	(1,374)	(b)	—
Net unrealized loss on assets	(151)	(c)	—		—
Net unrealized gain on liabilities	—		(92)	(c)	(175)
Balance as of June 30, 2024	$358,683		$166,810		$71,680
(a) Includes additional fundings on commercial mortgage loans and loan participations of $1.3 million and $0.4 million, respectively.
(b) Includes paydowns on commercial mortgage loans and loan participations of $0.5 million and $1.4 million, respectively.
(c) Unrealized Loss on Commercial Mortgage Loans of $0.1 million reported on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2024 includes unrealized losses of $0.2 million associated with commercial mortgage loans, net of unrealized gains of $0.1 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of June 30, 2024.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 10.90% (4.88%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 4.10% (3.23%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% (2.00%)

(1) Secured Overnight Financing Rate (“SOFR”) as of June 30, 2024 was 5.3%.
As of June 30, 2024, the carrying value of the Company’s credit facility approximated fair value. The fair value of the Company’s mortgages payable was $177.3 million and $173.6 million as of June 30, 2024 and December 31, 2023, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of June 30, 2024, the Company did not have any nonaccrual mortgage loans.

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
Restricted Cash
As of June 30, 2024, the Company had $17.0 million of restricted cash. The restricted cash consisted of $1.0 million of tenant security deposits and $16.0 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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
As of June 30, 2024, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of its commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three and six months ended June 30, 2024, the Company incurred federal income tax expense related to the TRSs of $0.2 million and $0.3 million, respectively. Luxembourg tax imposed on the Luxembourg TRS is not material for the three and six months ended June 30, 2024.
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
Deferred Taxes
As of June 30, 2024, the Company had a deferred tax liability of $2.4 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.

Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023. The Company’s NAV reached $1.0 billion in October 2021 and as of June 30, 2024, the Company had reimbursed the Advisor $2.4 million of such costs.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $2.2 million and $2.6 million remained outstanding as of June 30, 2024 and December 31, 2023, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and six months ended June 30, 2024, the Company charged $0.2 million and $0.6 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive loss of $0.6 million and $2.6 million for the three and six months ended June 30, 2024, respectively. Foreign currency translation adjustments resulted in other comprehensive income of $0.2 million and $1.6 million for the three and six months ended June 30, 2023, respectively.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.
Derivative Instruments
The Company uses derivative financial instruments such as interest rate swaps to manage risks from fluctuations in interest rates. The Company records its derivatives at fair value and such amounts are reflected in either Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, depending on their position at the end of the reporting period. Any changes in the fair value of these derivatives are recorded as Unrealized Gain (Loss) from Interest Rate Derivatives on the Company’s Consolidated Statements of Operations.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$1,556,209	$1,551,417
Land and land improvements	315,520	315,797
Furniture, fixtures and equipment	15,581	15,038
Total	1,887,310	1,882,252
Accumulated depreciation	(177,128)	(147,556)
Investments in real estate, net	$1,710,182	$1,734,696
For the three and six months ended June 30, 2024, depreciation expense was $14.9 million and $29.6 million, respectively. For the three and six months ended June 30, 2023, depreciation expense was $14.9 million and $29.5 million, respectively.
Acquisitions
The Company did not acquire any properties during the six months ended June 30, 2024.
Dispositions
The following table details the Company’s disposition during the six months ended June 30, 2024 ($ in thousands):

Sector	Number of Properties	Net Proceeds	Net Gain
Single-Family Rentals	1	$351	$15
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2024 and December 31, 2023, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

June 30, 2024
Beginning balance	$119,014
Additions	31,433
Disposals	(54,059)
Unrealized losses	(3,649)
Realized losses	(1,181)
Ending balance	$91,558

The following table summarizes the components of Unrealized (Losses) Gains and Realized Losses from Real Estate-Related Securities ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized (losses) gains	$(189)	$2,718	$(3,649)	$6,434
Realized losses	(1,539)	(1,700)	(1,181)	(3,597)
Dividend income	870	1,287	2,000	2,464
Total	$(858)	$2,305	$(2,830)	$5,301
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	June 30, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/2/2043	$17,998	$16,795	$14,984
CMBS - Floating	7.93%	6/2/2037	68,393	66,767	65,802
Total	7.12%	8/31/2038	86,391	83,562	80,786

	December 31, 2023
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/02/2043	$19,266	$17,780	$14,845
CMBS - Floating	7.93%	6/02/2037	78,658	76,806	74,543
Total	7.12%	8/31/2038	97,924	94,586	89,388
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt
($ in thousands):

	June 30, 2024			December 31, 2023
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$27,307	$27,601	34.1%	$31,577	$31,206	34.9%
Diversified	9,938	9,504	11.8%	10,289	9,347	10.5%
Hotel	9,364	9,381	11.6%	7,966	7,962	8.9%
Multifamily	9,207	8,600	10.6%	10,247	9,529	10.6%
Office	7,992	6,684	8.3%	10,391	8,577	9.6%
Retail	6,202	6,225	7.7%	6,208	6,181	6.9%
Manufactured Housing	4,856	4,896	6.1%	2,639	2,669	3.0%
Net Lease	2,687	1,842	2.3%	3,861	2,673	3.0%
Cold Storage	2,425	2,448	3.0%	6,844	6,881	7.7%
Life Science	1,938	1,925	2.4%	3,412	3,204	3.6%
Self-Storage	1,646	1,680	2.1%	1,152	1,159	1.3%
Total	$83,562	$80,786	100.0%	$94,586	$89,388	100.0%

The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	June 30, 2024			December 31, 2023
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$4,474	$4,495	5.6%	$6,260	$6,177	6.9%
AA	8,187	8,301	10.3%	10,124	10,132	11.3%
A	19,658	19,277	23.8%	21,792	20,711	23.2%
BBB	42,275	40,680	50.3%	51,785	48,704	54.5%
BB	7,953	6,937	8.6%	4,090	3,384	3.8%
B	1,015	1,096	1.4%	535	280	0.3%
Total	$83,562	$80,786	100.0%	$94,586	$89,388	100.0%
(1) Composite rating at the time of purchase.
The following table summarizes the Investments in Real Estate Debt ($ in thousands):

June 30, 2024
Beginning balance	$89,388
Additions	10,385
Disposals	(21,007)
Unrealized gains	2,422
Realized losses	(402)
Ending balance	$80,786
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
The Company invested $79 million (€70 million) and had a 5.8% ownership in ECF as of June 30, 2024.
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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

June 30, 2024
Beginning balance	$68,599
Income distributions	(951)
Loss from equity investments in unconsolidated international affiliated fund	(3,169)
Foreign currency translation adjustment	(2,298)
Ending balance	$62,181
Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and six months ended June 30, 2024 was $0.8 million and $3.2 million, respectively. Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and six months ended June 30, 2023 was $2.0 million and $6.3 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.

The Company invested $50 million and had a 5.2% ownership in APCF as of June 30, 2024. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

June 30, 2024
Beginning balance	$49,456
Income distributions	(428)
Income from equity investments in unconsolidated international affiliated fund	540
Ending balance	$49,568
(Loss) income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2024 was ($1.3) million and $0.5 million, respectively. (Loss) income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2023 was ($0.8) million and $3.1 million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of June 30, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,526	$51,770
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,509	$19,310
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,070
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$20,790
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,757	$74,680
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,919	$23,700
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$50,970
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,540
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,650
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,203	$20,203
Total										$358,683
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the three and six months ended June 30, 2024, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.1 million and $(0.1) million, respectively. For the three and six months ended June 30, 2023, the Company had unrealized losses on its commercial mortgage loans of $0.7 million and $1.7 million, respectively.
For the three and six months ended June 30, 2024, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.8 million and $15.4 million, respectively. For the three and six months ended June 30, 2023, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.1 million and $13.5 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

June 30, 2024
Beginning balance	$338,978
Loan originations	20,000
Additional fundings (1)	1,688
Paydowns (2)	(1,832)
Net unrealized loss (3)	(151)
Ending balance	$358,683
(1) For the six months ended June 30, 2024, includes additional fundings on commercial mortgage loans and loan participations of $1.3 million and $0.4 million, respectively.
(2) For the six months ended June 30, 2024, includes paydowns on commercial mortgage loans and loan participations of $0.5 million and $1.4 million, respectively.
(3) Unrealized Loss on Commercial Mortgage Loans of $0.1 million reported on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2024 includes unrealized losses of $0.2 million associated with commercial mortgage loans, net of unrealized gains of $0.1 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$96,030	$96,039
Above-market lease intangibles	13,030	13,030
Leasing commissions	45,530	44,123
Other intangibles	18,045	18,368
Total intangible assets	172,635	171,560
Accumulated amortization:
In-place lease intangibles	(55,667)	(49,826)
Above-market lease intangibles	(3,786)	(2,847)
Leasing commissions	(17,980)	(15,032)
Other intangibles	(7,326)	(5,979)
Total accumulated amortization	(84,759)	(73,684)
Intangible assets, net	$87,876	$97,876
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	16,384	13,581
Intangible liabilities, net	$(31,401)	$(34,204)
For the three and six months ended June 30, 2024, amortization expense relating to intangible assets was $5.2 million and $11.1 million, respectively, which includes above-market lease amortization of $0.5 million and $0.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations. For the three and six months ended June 30, 2023, amortization expense relating to intangible assets was $7.1 million and $14.2 million, respectively, which includes above-market lease amortization of $0.5 million and $1.0 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2024. Income from the amortization of below-market lease intangibles was $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2023.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2024 (remaining)	$6,090	$1,068	$3,409	$1,536	$(3,099)
2025	9,261	1,843	5,416	2,382	(5,060)
2026	7,207	1,776	4,603	1,916	(4,592)
2027	5,884	1,613	3,893	1,533	(3,990)
2028	3,883	1,448	3,118	1,185	(3,345)
Thereafter	8,038	1,496	7,111	2,167	(11,315)
Total	$40,363	$9,244	$27,550	$10,719	$(31,401)
As of June 30, 2024, the weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, other intangibles and below-market lease intangibles of the properties acquired were 3, 6, 7, 9 and 12 years, respectively.

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
The following table summarizes the Loan Participations as of June 30, 2024 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,526	$51,770
Panorama House	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,070
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$50,970
Total									$166,810
The following table shows the Company’s loan participations ($ in thousands):

June 30, 2024
Beginning balance	$167,890
Additional fundings	386
Paydowns	(1,374)
Net unrealized gain	(92)
Ending balance	$166,810
For the three and six months ended June 30, 2024, the Company recognized interest expense related to its loan participations of $3.1 million and $6.2 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the three and six months ended June 30, 2023, the Company recognized interest expense related to its loan participations of $3.0 million and $5.8 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On September 30, 2021, Wells Fargo, the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, consisting of a $235.0 million revolving facility (the “Revolving Facility”), and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2024 (the “Revolving Termination Date”), with two additional one-year extension options held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026.
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
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of June 30, 2024.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2024	December 31, 2023
Revolving facility	S+applicable margin(1)	September 30, 2024	$321,000	$153,000	$116,000
DDTL facility	S+applicable margin(2)	September 30, 2026	134,000	134,000	134,000
Credit facility			$455,000	$287,000	$250,000
(1) The weighted-average interest rates for the three and six months ended June 30, 2024 for the Revolving facility were 6.80% and 6.93%, respectively.
(2) The weighted-average interest rates for the three and six months ended June 30, 2024 for the DDTL facility were 6.75% and 6.64%, respectively.
As of June 30, 2024, the Company had $287.0 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three and six months ended June 30, 2024, the Company incurred $4.7 million and $9.1 million, respectively, in interest expense under the Credit Facility. For the three and six months ended June 30, 2023, the Company incurred $3.5 million and $6.2 million, respectively, in interest expense under the Credit Facility.
As of June 30, 2024, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of June 30, 2024 ($ in thousands):

Year	Credit Facility
2024 (remaining)	$153,000
2025	—
2026	134,000
2027	—
2028	—
Thereafter	—
Total	$287,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Fixed-rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	69,038	69,277
Total fixed rate mortgages payable				175,288	175,527
Variable-rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	20,454	21,096
Total mortgages payable				195,742	196,623
Deferred financing costs, net				(674)	(743)
Discount on assumed mortgage notes, net				(5,501)	(6,091)
Mortgages payable, net				$189,567	$189,789
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of June 30, 2024, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three and six months ended June 30, 2024, the Company incurred $1.5 million and $3.1 million, respectively, in interest expense on mortgages payable. For the three and six months ended June 30, 2023, the Company incurred $1.6 million and $3.1 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of June 30, 2024 ($ in thousands):

Year	Mortgages Payable
2024 (remaining)	$309
2025	1,490
2026	54,645
2027	15,596
2028	71,063
Thereafter	52,639
Total	$195,742
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of June 30, 2024, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of June 30, 2024, the total principal amount of the note was $71.9 million and the Company had $0.3 million in accrued interest outstanding. Interest expense incurred for the three and six months ended June 30, 2024 was $1.3 million and $2.5 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and six months ended June 30, 2023 was $1.2 million and $2.2 million, respectively, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company’s note payable balance ($ in thousands):

June 30, 2024
Beginning balance	$69,170
Financing proceeds	2,685
Net unrealized gain	(175)
Ending balance	$71,680
The following table presents the future principal payments due under the note payable as of June 30, 2024 ($ in thousands):

Year	Note Payable(1)
2024 (remaining)	$—
2025	71,947
2026	—
2027	—
2028	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rates on the note payable for the three and six months ended June 30, 2024 were 7.05% and 7.06%, respectively.
Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2024	December 31, 2023
Straight-line rent receivable	$14,549	$13,525
Prepaid expenses	4,563	2,738
Receivables	4,242	6,249
Right-of-use asset – finance leases	2,424	2,452
Right-of-use asset – operating lease	2,046	2,066
Deferred financing costs on credit facility, net	335	912
Other	615	564
Total	$28,774	$28,506

The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	June 30, 2024	December 31, 2023
Common stock repurchases	$24,968	$19,034
Accounts payable and accrued expenses	12,175	21,526
Real estate taxes payable	8,602	9,811
Prepaid rental income	7,868	2,126
Tenant security deposits	6,835	7,119
Lease liability – finance leases	2,520	2,523
Deferred tax liability	2,369	2,184
Accrued interest expense	2,197	2,048
Lease liability – operating lease	2,172	2,159
Other	4,596	7,465
Total	$74,302	$75,995
Note 14. Related-Party Transactions
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
The Company does not pay the advisory fee with regard to its investments in the International Affiliated Funds.
As of June 30, 2024 and December 31, 2023, the Company had accrued advisory fees of $1.9 million and $2.1 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2024, the Company incurred advisory fee expenses of $5.8 million and $11.7 million, respectively. For the three and six months ended June 30, 2023, the Company incurred advisory fee expenses of $6.1 million and $12.4 million, respectively.
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
As of both June 30, 2024 and December 31, 2023, the Company recorded Redeemable Non-Controlling Interest of $0.4 million on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the three and six months ended June 30, 2024, the Company did not incur any charges attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended June 30, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$142	$180	$7
Acquisition and asset management services	—	102	43
Accounting, construction and leasing services	61	—	—
Total	$203	$282	$50
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended June 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$132	$191	$—	$62
Acquisition and asset management services	—	164	22	—
Accounting, construction and leasing services	172	—	—	—
Total	$304	$355	$22	$62
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the six months ended June 30, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$268	$378	$18
Acquisition and asset management services	—	220	96
Accounting, construction and leasing services	84	—	—
Total	$352	$598	$114

The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the six months ended June 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$243	$366	$—	$62
Acquisition and asset management services	—	328	91	—
Accounting, construction and leasing services	447	—	—	—
Total	$690	$694	$91	$62
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Initial Public Offering and serves as the dealer manager for the Follow-on Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and six months ended June 30, 2024, the Company incurred stockholder servicing fees of $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 2023, the Company incurred stockholder servicing fees of $1.8 million and $3.5 million, respectively. As of June 30, 2024, the Company had accrued approximately $44.8 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.6 million for the current month.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued stockholder servicing fees(1)	$44,800	$45,339
Advanced organization and offering expenses	2,170	2,612
Total	$46,970	$47,951
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
As of June 30, 2024, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and six months ended June 30, 2024 was $44.2 million and $88.9 million, respectively. Rental income for the three and six months ended June 30, 2023 was $43.6 million and $86.0 million, respectively.
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals are as follows ($ in thousands):

Year	June 30, 2024
2024 (remaining)	$45,733
2025	82,434
2026	71,340
2027	60,165
2028	48,573
Thereafter	121,591
Total	$429,836
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of June 30, 2024, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
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

The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	June 30, 2024	December 31, 2023
Right-of-use asset – finance leases	$2,424	$2,452
Right-of-use asset – operating lease	2,046	2,066
Liabilities:
Lease liability – finance leases	2,520	2,523
Lease liability – operating lease	2,172	2,159
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of June 30, 2024, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 36 years and 44 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of June 30, 2024 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2024 (remaining)	$77	$109
2025	158	219
2026	165	219
2027	169	219
2028	169	219
Thereafter	7,515	8,571
Total undiscounted future lease payments	8,253	9,556
Difference between undiscounted cash flows and discounted cash flows	(6,081)	(7,036)
Total lease liability	$2,172	$2,520
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For both the three and six months ended June 30, 2024, the Company incurred operating ground lease costs of $0.1 million. For the three and six months ended June 30, 2023, the Company incurred operating ground lease costs of $0.1 million and $0.2 million, respectively.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on lease liabilities	$54	$54	$107	$196
Amortization of right-of-use assets	14	14	28	51
Total finance lease cost	$68	$68	$135	$247
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	June 30, 2024
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	4	DKK 142,452	3.18%	CIBOR	3.5	1/5/2023	12/30/2027
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	June 30, 2024	December 31, 2023
Interest rate swaps – property debt	$65	$124
Total derivative financial instrument	$65	$124
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three and six months ended June 30, 2024, the Company recorded unrealized gains (losses) related to changes in fair value of its derivative financial instruments of $0.2 million and $0.1 million, respectively. For both the three and six months ended June 30, 2023 the Company recorded unrealized losses related to changes in fair value of its derivative financial instruments of $0.1 million.
Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of June 30, 2024, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of June 30, 2024, the Company had issued and outstanding 16,524,535 shares of Class T common stock, 44,851,222 shares of Class S common stock, 7,111,153 shares of Class D common stock, 79,299,748 shares of Class I common stock and 29,730,608 shares of Class N common stock.

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
March 31, 2024	16,744	44,095	7,309	81,441	29,731	179,320
Common Stock Issued	(54)	1,374	96	3,884	—	5,300
Distribution Reinvestment	99	303	53	641	—	1,096
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(264)	(921)	(347)	(6,668)	—	(8,200)
June 30, 2024	16,525	44,851	7,111	79,299	29,731	177,517

	Six Months Ended June 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2023	16,728	44,563	7,300	81,189	29,731	179,511
Common Stock Issued	367	2,154	206	7,816	—	10,543
Distribution Reinvestment	199	598	105	1,260	—	2,162
Vested Stock Grant	—	—	—	2	—	2
Common Stock Repurchased	(769)	(2,464)	(500)	(10,968)	—	(14,701)
June 30, 2024	16,525	44,851	7,111	79,299	29,731	177,517
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of June 30, 2024 and December 31, 2023, the Company had accrued $9.5 million and $9.7 million, respectively. For the three and six months ended June 30, 2024, the Company declared and paid distributions of $29.2 million and $58.6 million, respectively. For the three and six months ended June 30, 2023, the Company declared and paid distributions of $29.9 million and $60.3 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.2025 and $0.4060 per share for the three and six months ended June 30, 2024, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the net distribution for each of the Company’s share classes:

	Three Months Ended June 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2025	$0.2025	$0.2025	$0.2025	$0.2025
Advisory fee per share of common stock	(0.0354)	(0.0349)	(0.0353)	(0.0353)	(0.0191)
Stockholder servicing fee per share of common stock	(0.0250)	(0.0249)	(0.0070)	—	—
Net distribution per share of common stock	$0.1421	$0.1427	$0.1602	$0.1672	$0.1834

	Six Months Ended June 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.4060	$0.4060	$0.4060	$0.4060	$0.4060
Advisory fee per share of common stock	(0.0709)	(0.0699)	(0.0711)	(0.0707)	(0.0383)
Stockholder servicing fee per share of common stock	(0.0504)	(0.0501)	(0.0142)	—	—
Net distribution per share of common stock	$0.2847	$0.2860	$0.3207	$0.3353	$0.3677
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

For the three and six months ended June 30, 2024, the Company repurchased shares of its common stock for $96.1 million and $173.5 million. For the three and six months ended June 30, 2023, the Company repurchased shares of its common stock for $111.5 million and $176.7 million. During May 2024, the Company received repurchase requests equal to approximately 2.47% of the Company’s NAV. The Company’s board of directors unanimously authorized repurchases in excess of the 2% limit for May 2024 such that 100% of share repurchase requests timely received in May 2024 were satisfied. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2024.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of June 30, 2024 and December 31, 2023, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million as of both June 30, 2024 and December 31, 2023.
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
The following table sets forth the financial position by segment ($ in thousands):

	June 30, 2024	December 31, 2023
Industrial	$542,279	$552,413
Healthcare	448,591	457,964
Multifamily	321,367	326,862
Retail	205,870	206,824
Single-Family Housing	143,625	145,700
Office	113,143	116,334
Self-Storage	58,645	61,505
Commercial Mortgage Loans	358,683	338,978
Real Estate-Related Securities(1)	172,344	208,402
International Affiliated Funds	111,749	118,055
Other (Corporate)	35,460	46,961
Total assets	$2,511,756	$2,579,998
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,789	$10,889	$8,058	$4,742	$2,887	$3,870	$979	$—	$—	$—	$—	$44,214
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,812	—	—	—	7,812
Total segment revenues	12,789	10,889	8,058	4,742	2,887	3,870	979	7,812	—	—	—	52,026
Expenses:
Property operating	3,898	3,509	3,321	1,336	1,434	961	617	—	—	—	—	15,076
Total segment expenses	3,898	3,509	3,321	1,336	1,434	961	617	—	—	—	—	15,076
Realized and unrealized loss from real estate-related securities									(858)			(858)
Realized and unrealized gain from real estate debt									145			145
Unrealized gain on note payable											5	5
Unrealized gain from interest rate derivatives											152	152
Loss from equity investments in unconsolidated international affiliated funds										(2,005)		(2,005)
Unrealized gain on commercial mortgage loans								63				63
Segment net operating income	$8,891	$7,380	$4,737	$3,406	$1,453	$2,909	$362	$7,875	$(713)	$(2,005)	$157	$34,452
Depreciation and amortization	(5,748)	(5,968)	(2,518)	(2,134)	(1,090)	(1,834)	(292)	—	—	—		(19,584)
General and administrative expenses												(2,229)
Advisory fee due to affiliates												(7,376)
Interest income												1,810
Interest expense												(11,277)
Net loss												$(4,204)
Net loss attributable to non-controlling interests in third-party joint ventures												(7)
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(4,201)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,907	$10,602	$7,759	$5,208	$2,667	$3,450	$1,055	$—	$—	$—	$—	$43,648
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,052	—	—	—	7,052
Total segment revenues	12,907	10,602	7,759	5,208	2,667	3,450	1,055	7,052	—	—	—	50,700
Expenses:
Property operating	3,198	3,974	3,215	1,402	1,547	933	511	—	—	—	—	14,780
Total segment expenses	3,198	3,974	3,215	1,402	1,547	933	511	—	—	—	—	14,780
Realized and unrealized gain from real estate-related securities									2,305			2,305
Realized and unrealized gain from real estate debt									746			746
Unrealized loss on note payable											(80)	(80)
Unrealized loss from interest rate derivatives											(112)	(112)
Loss from equity investments in unconsolidated international affiliated funds										(2,799)		(2,799)
Unrealized loss on commercial mortgage loans								(748)				(748)
Segment net operating income	$9,709	$6,628	$4,544	$3,806	$1,120	$2,517	$544	$6,304	$3,051	$(2,799)	$(192)	$35,232
Depreciation and amortization	(6,437)	(6,190)	(2,638)	(2,242)	(1,188)	(1,801)	(1,152)	—	—	—	—	(21,648)
General and administrative expenses												(1,946)
Advisory fee due to affiliates												(7,907)
Interest income												2,216
Interest expense												(9,929)
Net loss												$(3,982)
Net loss attributable to non-controlling interests in third-party joint ventures												(22)
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(3,964)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$25,614	$22,315	$16,054	$9,587	$5,685	$7,661	$1,948	$—	$—	$—	$—	$88,864
Income from commercial mortgage loans	—	—	—	—	—	—	—	15,381	—	—	—	15,381
Total segment revenues	25,614	22,315	16,054	9,587	5,685	7,661	1,948	15,381	—	—	—	104,245
Expenses:
Property operating	7,862	7,654	6,565	2,888	2,923	2,115	1,492	—	—	—	—	31,499
Total segment expenses	7,862	7,654	6,565	2,888	2,923	2,115	1,492	—	—	—	—	31,499
Realized gain on sale of real estate investments					15							15
Realized and unrealized loss from real estate-related securities									(2,830)			(2,830)
Realized and unrealized gain from real estate debt									2,020			2,020
Unrealized gain on note payable											175	175
Unrealized gain from interest rate derivatives											55	55
Loss from equity investments in unconsolidated international affiliated funds										(2,629)		(2,629)
Unrealized loss on commercial mortgage loans								(59)				(59)
Segment net operating income	$17,752	$14,661	$9,489	$6,699	$2,777	$5,546	$456	$15,322	$(810)	$(2,629)	$230	$69,493
Depreciation and amortization	(11,696)	(11,947)	(4,906)	(4,278)	(2,236)	(3,672)	(1,022)	—	—	—	—	(39,757)
General and administrative expenses												(4,405)
Advisory fee due to affiliates												(14,864)
Interest income												3,671
Interest expense												(22,146)
Net loss												$(8,008)
Net loss attributable to non-controlling interests in third-party joint ventures												(14)
Net income attributable to preferred stock												8
Net loss attributable to common stockholders												$(8,002)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$25,519	$21,477	$15,379	$9,801	$5,202	$6,789	$1,815	$—	$—	$—	$—	$85,982
Income from commercial mortgage loans	—	—	—	—	—	—	—	13,537	—	—	—	13,537
Total segment revenues	25,519	21,477	15,379	9,801	5,202	6,789	1,815	13,537	—	—	—	99,519
Expenses:
Property operating	7,194	7,709	6,302	2,661	3,025	1,886	942	—	—	—	—	29,719
Total segment expenses	7,194	7,709	6,302	2,661	3,025	1,886	942	—	—	—	—	29,719
Realized and unrealized gain from real estate-related securities									5,301			5,301
Realized and unrealized gain from real estate debt									343			343
Unrealized loss on note payable											(110)	(110)
Unrealized loss from interest rate derivatives											(112)	(112)
Loss from equity investments in unconsolidated international affiliated funds										(3,154)		(3,154)
Unrealized loss on commercial mortgage loans								(1,697)				(1,697)
Segment net operating income	$18,325	$13,768	$9,077	$7,140	$2,177	$4,903	$873	$11,840	$5,644	$(3,154)	$(222)	$70,371
Depreciation and amortization	(12,900)	(12,568)	(5,300)	(4,516)	(2,040)	(3,622)	(1,962)	—	—	—		(42,908)
General and administrative expenses												(4,383)
Advisory fee due to affiliates												(15,949)
Interest income												4,100
Interest expense												(18,558)
Net loss												$(7,327)
Net loss attributable to non-controlling interests in third-party joint ventures												(58)
Net income attributable to preferred stock												8
Net loss attributable to common stockholders												$(7,277)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

Note 21. Subsequent Events
There have been no events since June 30, 2024 that require recognition or disclosure in the Consolidated Financial Statements.

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
On January 13, 2021, we filed a Registration Statement on Form S-11 (File No. 333-252077) (the “Follow-on Registration Statement”) to register up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Follow-on Public Offering”). The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On June 21, 2024, we filed a Registration Statement on Form S-11 (File No. 333-280368) for a third public offering of up to $5.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan. This registration statement has not yet been declared effective.
Private Offerings
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount).
We are conducting a private offering of Class I shares to feeder vehicles primarily created to hold our Class I shares, which in turn will offer interests in themselves to investors. We are conducting such offering pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).
Q2 2024 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $29.2 million during the three months ended June 30, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.65%	5.38%	4.79%	4.87%
Year-to-Date Total Return, without upfront selling commissions	0.74%	0.62%	0.32%	0.33%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(0.89)%	(3.20)%	(3.19)%
Inception-to-Date Total Return, without upfront selling commissions	8.21%	7.98%	7.72%	7.44%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	7.71%	7.04%	6.62%
Capital Activity:
•Raised $75.1 million of gross proceeds during the three months ended June 30, 2024.
•Satisfied all share repurchase requests, totaling $96.1 million, for the three months ended June 30, 2024.

Portfolio
The following charts outline the allocation of our investments based on fair value as of June 30, 2024(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (82%) and investments in our International Affiliated Funds (4%).
(2) RE-related Securities includes publicly listed REITs (3%) and CMBS (3%) as shown on our Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of June 30, 2024(3)(4):

U.S. By Region (%)

Midwest
6%
East
18%
South
56%
West
20%

By Sector (%)

Grocery-
Anchored Retail
11%
Single-Family
Housing
6%
Office
5%
Healthcare
24%
Industrial
33%
Self-Storage
3%
Multifamily
18%

(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our directly held property in Copenhagen, Denmark.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of March 31, 2024:

European Cities Fund

Portfolio as of March 31, 2024

Campus, Copenhagen
Via Darwin, Milan
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Westfields, Eindhoven
Logport, Venlo
CityPark, Vienna
Xanadú, Madrid
Kamppi, Helsinki
Meraville, Bologna

Kamppi
Helsinki
Logport
Venlo
Campus
Copenhagen
Haagsche
Zwaan
The Hague
The Cube
Berlin
Devonshire Sq
London
Westfields
Eindhoven
CityPark
Vienna
Via Darwin
Milan
Xanadú
Madrid
Meraville
Bologna
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, 31 March 2024.

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of March 31, 2024:

Asia Pacific Cities Fund

Portfolio as of March 31, 2024

● Workplace/office ● Industrial/logistics ● Multifamily

Seoul
10
02
05
09
04
11
Tokyo
03
09
04
07
Osaka
08 Hong Kong
06 Singapore
01 Sydney

183-185 Clarence St, Sydney 01

Namyangju Logistics, Seoul 02

Odawara Logistics, Tokyo 03

Japan Residential Portfolio I, Tokyo & Osaka 04

Uiwang Logistics, Seoul 05

One George Street, Singapore 06

Japan Residential Portfolio II, Osaka 07

Data Centre, Hong Kong 08

Japan Residential Portfolio III, Tokyo & Osaka 09

Logistics & Data Centre, Seoul 10

Japan Residential Portfolio IV, Tokyo 11

Source: Nuveen Real Estate, Mar 2024.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of June 30, 2024:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	94%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	97%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	95%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	100%
Total Multifamily	9				1,378	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	97%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	93%
Total Industrial	30				5,073	Sq. Ft	98%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	97%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	100%
Total Retail	6				695	Sq. Ft	99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	100%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	97%
Total Office	3				324	Sq. Ft	99%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	100%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	97%
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	75%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	81%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	64%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	76%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	68%
Total Self-Storage	5				3,074	Units	73%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	91%
Total Single-Family Housing	383						91%
Total Investment Properties	460						94%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of June 30, 2024 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	23	1,942	2%	155	2%
2025	71	12,607	14%	1,220	17%
2026	63	9,061	10%	904	13%
2027	58	13,952	15%	975	14%
2028	58	19,507	22%	1,438	20%
2029	37	4,796	5%	516	7%
2030	12	5,054	6%	314	4%
2031	6	1,857	2%	97	1%
2032	9	9,772	11%	840	12%
2033	14	8,030	9%	502	7%
Thereafter	6	3,901	4%	226	3%
Total	357	90,479	100%	7,187	100%
(1) The annualized June 30, 2024 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of June 30, 2024, we had 56 holdings and have invested $88.8 million in securities that are valued at $91.6 million.
The following chart further describes the diversification of our investments in real estate-related securities as of June 30, 2024:

By Sector (%)

Net lease
5%
Healthcare
15%
Gaming
5%
Storage
7%
Shopping Centers
8%
Apartments
9%
Industrial
15%
Other
12%
Tech Infra
18%
Office Property
3%
Hotels
3%

Investments in Real Estate Debt
We invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 86%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 10% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (34%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 81%) whose base index rate of one-month SOFR is 5.33%, and help to generate a current portfolio yield of approximately 9.5%. As of June 30, 2024, we have invested $83.6 million in CMBS that are valued at $80.8 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of June 30, 2024:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of June 30, 2024, ECF had total equity commitments of $1.2 billion (€1.2 billion), all of which had been called. As of March 31, 2024, ECF had 13 assets with a gross asset value of $1.9 billion (€1.7 billion) and a loan-to-value ratio (“LTV”) of 40.0%. The ECF portfolio is well diversified and had a balanced country exposure with 20.4% in the United Kingdom, 16.5% in the Netherlands, 12.7% in Spain, 12.6% in Finland, 12.6% in Italy, 10.8% in Germany, 8.7% in Austria, and 5.8% in Denmark. The 12-month net total return and since-inception net total return was (8.8)% and 1.7%, respectively, as of March 31, 2024.
Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and six months ended June 30, 2024 was $0.8 million and $3.2 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of June 30, 2024, APCF had total equity commitments of $1.0 billion and had called $946.5 million of these commitments. As of March 31, 2024, APCF had 11 investments (26 assets) with a gross asset value of $1.6 billion and an LTV of 40.4%. APCF had 31.7% exposure in Singapore, 27.5% in Japan, 21.2% in South Korea, 12.5% in Hong Kong and 7.1% in Australia, resulting in a 12-month total return and a since-inception total return of 1.2% and 6.6% (foreign exchange-neutral), respectively, as of March 31, 2024.
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2024 was ($1.3) million and $0.5 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of June 30, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,526	$51,770
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,509	$19,310
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,070
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$20,790
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,757	$74,680
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,919	$23,700
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2024	Interest only	$51,432	$51,432	$50,970
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2024	Interest only	$17,144	$17,144	$16,540
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,650
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,203	$20,203
Total										$358,683
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
For the three and six months ended June 30, 2024, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.1 million and $(0.1) million, respectively.
For the three and six months ended June 30, 2024, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.8 million and $15.4 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the six months ended June 30, 2024, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy. Additionally, rising interest rates and increasing costs may continue to dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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
Results of Operations
The following table sets forth the results of our operations for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Rental revenue	$44,214	$43,648	$566	$88,864	$85,982	$2,882
Income from commercial mortgage loans	7,812	7,052	760	15,381	13,537	1,844
Total revenues	52,026	50,700	1,326	104,245	99,519	4,726
Expenses
Rental property operating	15,076	14,780	296	31,499	29,719	1,780
General and administrative	2,229	1,946	283	4,405	4,383	22
Advisory fee due to affiliates	7,376	7,907	(531)	14,864	15,949	(1,085)
Depreciation and amortization	19,584	21,648	(2,064)	39,757	42,908	(3,151)
Total expenses	44,265	46,281	(2,016)	90,525	92,959	(2,434)
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(858)	2,305	(3,163)	(2,830)	5,301	(8,131)
Realized and unrealized gain from real estate debt	145	746	(601)	2,020	343	1,677
Realized gain on sale of real estate investments	—	—	—	15	—	15
Loss from equity investments in unconsolidated International Affiliated Funds	(2,005)	(2,799)	794	(2,629)	(3,154)	525
Unrealized gain (loss) on commercial mortgage loans	63	(748)	811	(59)	(1,697)	1,638
Unrealized gain (loss) from interest-rate derivatives	152	(112)	264	55	(112)	167
Unrealized gain (loss) on note payable	5	(80)	85	175	(110)	285
Interest income	1,810	2,216	(406)	3,671	4,100	(429)
Interest expense	(11,277)	(9,929)	(1,348)	(22,146)	(18,558)	(3,588)
Total other income (expense)	(11,965)	(8,401)	(3,564)	(21,728)	(13,887)	(7,841)
Net loss	$(4,204)	$(3,982)	$(222)	$(8,008)	$(7,327)	$(681)
Net loss attributable to non-controlling interests in third-party joint ventures	(7)	(22)	15	(14)	(58)	44
Net income attributable to preferred stock	4	4	—	8	8	—
Net loss attributable to common stockholders	$(4,201)	$(3,964)	$(237)	$(8,002)	$(7,277)	$(725)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made during the six months ended June 30, 2023, our rental revenues and rental property operating expenses for the three and six months ended June 30, 2024 and 2023 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2024 and 2023 and are further discussed below in “Same-Property Results of Operations.”
Income from Commercial Mortgage Loans
During the three and six months ended June 30, 2024, income from commercial mortgage loans increased $0.8 million and $1.8 million, respectively, in comparison to the corresponding period in 2023, due to the acquisition of a commercial mortgage loan in March 2024 as well as additional fundings on commercial mortgage loans in 2024.

General and Administrative Expenses
During the three and six months ended June 30, 2024, general and administrative expenses increased by $283 thousand and $22 thousand in comparison to the corresponding period in 2023, primarily attributable to an increase in deferred tax expense.
Advisory Fee Due to Affiliates
During the three and six months ended June 30, 2024, the advisory fee due to affiliates decreased by $0.5 million and $1.1 million, respectively, as compared to the corresponding period in 2023 due to decrease in our NAV.
Depreciation and Amortization
During the three and six months ended June 30, 2024, depreciation and amortization decreased by $2.1 million and $3.2 million, respectively, in comparison to the corresponding period in 2023 primarily due to certain intangible assets being fully amortized in 2023.
Realized and Unrealized (Loss) Gain from Real Estate-Related Securities
Realized and unrealized (loss) gain from real estate-related securities changed $(3.2) million from a gain of $2.3 million for the three months ended June 30, 2023, to a loss of $(0.9) million for the three months ended June 30, 2024. Realized and unrealized (loss) gain from real estate-related securities changed $(8.1) million from a gain of $5.3 million for the six months ended June 30, 2023, to a loss of $(2.8) million for the six months ended June 30, 2024. The change was primarily driven by less favorable market conditions.
Realized and Unrealized Gain from Real Estate Debt
During the three months ended June 30, 2024, realized and unrealized gain from real estate debt decreased by $0.6 million, in comparison to the corresponding period in 2023. During the six months ended June 30, 2024, realized and unrealized gain from real estate debt increased by $1.7 million, in comparison to the corresponding period in 2023, primarily due to strong performance of CMBS in the first quarter of 2024.
Loss from Equity Investments in Unconsolidated International Affiliated Funds
During the three and six months ended June 30, 2024, loss from equity investments in unconsolidated International Affiliated Funds decreased by $0.8 million and $0.5 million, respectively, as compared to the corresponding period in 2023, primarily driven by valuation increases in the office and logistics markets for ECF and APCF.
Unrealized gain (loss) on Commercial Mortgage Loans
Unrealized gain (loss) on commercial mortgage loans changed $0.8 million from a loss of $(0.7) million for the three months ended June 30, 2023, to a gain of $0.1 million for the three months ended June 30, 2024. During the six months ended June 30, 2024, unrealized losses on commercial mortgage loans decreased by $1.6 million in comparison to the corresponding period in 2023. The change was primarily due to tightening spreads.
Interest Expense
During the three and six months ended June 30, 2024, interest expense increased $1.3 million and $3.6 million, respectively, compared to the corresponding periods in 2023 due to additional borrowings on our Credit Facility.
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
For the three months ended June 30, 2024, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.
For the six months ended June 30, 2024, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, four self-storage, and three office properties.
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

Beginning December 31, 2023 and going forward, straight-line rental income will be excluded from same property NOI to more appropriately reflect the performance of our same property portfolio. Same property NOI in this Form 10-Q for the three and six months ended June 30, 2023 has been adjusted to reflect this change.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).
The following table reconciles GAAP net loss attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(4,201)	$(3,964)	$(8,002)	$(7,277)
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(7,812)	(7,052)	(15,381)	(13,537)
Straight-line rental income	(444)	(1,132)	(1,024)	(2,433)
General and administrative	2,229	1,946	4,405	4,383
Advisory fee due to affiliates	7,376	7,907	14,864	15,949
Depreciation and amortization	19,584	21,648	39,757	42,908
Realized and unrealized loss (gain) from real estate-related securities	858	(2,305)	2,830	(5,301)
Realized and unrealized gain from real estate debt	(145)	(746)	(2,020)	(343)
Realized gain on sale of real estate investments	—	—	(15)	—
Loss from equity investments in unconsolidated International Affiliated Funds	2,005	2,799	2,629	3,154
Unrealized (gain) loss on commercial mortgage loans	(63)	748	59	1,697
Unrealized (gain) loss from interest rate derivatives	(152)	112	(55)	112
Unrealized (gain) loss on note payable	(5)	80	(175)	110
Interest income	(1,810)	(2,216)	(3,671)	(4,100)
Interest expense	11,277	9,929	22,146	18,558
Loss attributable to non-controlling interests in third-party joint ventures	(7)	(22)	(14)	(58)
Income attributable to preferred stock	4	4	8	8
NOI	$28,694	$27,736	$56,341	$53,830
Non-same property NOI	1,557	1,242	2,968	2,557
Same property NOI	$27,137	$26,494	$53,373	$51,273
The following table details the components of same property NOI ($ in thousands):

	Three Months Ended June 30,			2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024		2023	$	%	2024	2023	$	%
Same property rental revenue
Multifamily	$8,059		$7,755	$304	4%	$16,058	$15,382	$676	4%
Healthcare	11,763		10,963	800	7%	24,142	22,015	2,127	10%
Industrial	12,220		12,075	145	1%	24,430	23,822	608	3%
Office	2,793		2,469	324	13%	5,270	4,896	374	8%
Retail	4,695		5,165	(470)	(9)%	9,546	9,681	(135)	(1)%
Self-Storage	972		1,035	(63)	(6)%	1,473	1,525	(52)	(3)%
Total revenues	40,502	—	39,462	1,040	3%	80,919	77,321	3,598	5%
Same property operating expenses
Multifamily	3,317		3,214	103	3%	6,612	6,299	313	5%
Healthcare	3,831		4,275	(444)	(10)%	8,436	8,336	100	1%
Industrial	3,603		2,938	665	23%	7,321	6,685	636	10%
Office	624		632	(8)	(1)%	1,329	1,269	60	5%
Retail	1,395		1,402	(7)	—%	2,888	2,663	225	8%
Self-Storage	595		507	88	17%	960	796	164	21%
Total expenses	13,365		12,968	397	3%	27,546	26,048	1,498	6%
Same property NOI	$27,137		$26,494	$643	2%	$53,373	$51,273	$2,100	4%

Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and six months ended June 30, 2024, rental revenues increased by $1.0 million and $3.6 million, respectively, across the same property portfolio as compared to the corresponding periods in 2023.
For the three months ended June 30, 2024, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our healthcare properties, increases in tenant reimbursement income as a result of higher operating expenses at certain of our industrial and healthcare properties as well as the collection of previously written off receivables at one of our office properties, partially offset by a decrease in lease termination income at one of our retail properties.
For the six months ended June 30, 2024, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our industrial and healthcare properties, increases in tenant reimbursement income as a result of higher operating expenses at certain of our industrial and healthcare properties and the collection of previously written off receivables at one of our office properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the three and six months ended June 30, 2024, property operating expenses increased by $0.4 million and $1.5 million, respectively, across the same property portfolio as compared to the corresponding periods in 2023.
For the three months ended June 30, 2024, the increases were driven primarily by increased real estate taxes at certain of our industrial properties, partially offset by decreased real estate taxes at certain of our healthcare properties.
For the six months ended June 30, 2024, the increases were driven primarily by increased real estate taxes at certain of our industrial, retail and self-storage properties as well as increased maintenance expenses at certain of our multifamily properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $365.5 million of liquidity as of June 30, 2024, consisting of $168.0 million of an undrawn unsecured revolving credit facility, approximately $172.3 million in investments in real estate debt securities and real estate-related equity securities and $25.1 million of unrestricted cash on hand, that could be used to satisfy any potential liquidity requirements.
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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.4 billion as of June 30, 2024.

The following table is a summary of our indebtedness ($ in thousands):

	June 30, 2024			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	June 30, 2024	December 31, 2023
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	3.06%	2/20/2028	$175,288	$175,288	$175,527
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans	+0.70%	12/31/2032	20,454	20,454	21,096
Total mortgage loans secured by our properties				195,742	196,623
Deferred financing costs, net				(674)	(743)
Discount on assumed mortgage notes, net				(5,501)	(6,091)
Total net mortgage loans secured by our properties				189,567	189,789

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2025	71,947	71,947	69,263
Total loans secured by other investments				$261,514	$259,052

Unsecured loans:

Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/30/2024	321,000	153,000	116,000
Unsecured variable-rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	134,000
Total unsecured loans			455,000	287,000	250,000

Total indebtedness			$722,689	$548,514	$509,052
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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through June 30, 2024 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash
($ in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$38,478	$45,117
Cash flows provided by (used in) investing activities	2,198	(47,250)
Cash flows used in financing activities	(52,013)	(13,520)
Net decrease in cash and cash equivalents and restricted cash	$(11,337)	$(15,653)
Cash flows provided by operating activities decreased $6.6 million during the six months ended June 30, 2024 compared to the corresponding period in 2023 due to a $6.1 million decrease in accounts payable, accrued expenses, and other liabilities.

Cash flows provided by investing activities increased $49.4 million during the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to a $13.8 million decrease in acquisitions of real estate and $56.0 million decrease in net purchases of real estate-related securities and real estate debt, partially offset by a $17.2 million increase in commercial mortgage loan originations and fundings.
Cash flows used in financing activities increased $38.5 million during the six months ended June 30, 2024 compared to the corresponding period in 2023 due to a $7.8 million increase in common stock repurchases, a $9.4 million decrease in subscriptions received in advance, a $8.5 million decrease in net borrowings on the Credit Facility and a $15.1 million decrease in proceeds from issuance of common stock.
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
The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(4,204)	$(3,982)	$(8,008)	$(7,327)
Adjustments:
Real estate depreciation and amortization	19,584	21,648	39,757	42,908
Amount attributable to non-controlling interests for above adjustments	(85)	(88)	(170)	(179)
Funds from Operations attributable to common stockholders	15,295	17,578	31,579	35,402
Straight-line rental income	(444)	(1,132)	(1,024)	(2,433)
Amortization of above- and below-market lease intangibles	(906)	(1,027)	(1,865)	(2,056)
Amortization of deferred financing costs	322	317	643	581
Amortization of mortgage discount	294	295	589	605
Unrealized loss (gain) from changes in fair value of real estate-related securities	189	(2,718)	3,649	(6,434)
Unrealized gain from changes in fair value of real estate debt	(558)	(803)	(2,422)	(400)
Unrealized (gain) loss on commercial mortgage loans	(63)	748	59	1,697
Unrealized (gain) loss from interest rate derivatives	(152)	112	(55)	112
Unrealized (gain) loss on note payable	(5)	80	(175)	110
Amortization of restricted stock awards	53	53	106	106
Unrealized loss from investments in international affiliated funds	2,585	3,744	4,008	5,461
Adjusted Funds from Operations attributable to stockholders	$16,610	$17,247	$35,092	$32,751
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.2025 and $0.4060 per share for the three and six months ended June 30, 2024, respectively. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.
The following table details the aggregate distribution declared for each of our share classes:

	Three Months Ended June 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.2025	$0.2025	$0.2025	$0.2025	$0.2025
Advisory fee per share of common stock	(0.0354)	(0.0349)	(0.0353)	(0.0353)	(0.0191)
Stockholder servicing fee per share of common stock	(0.0250)	(0.0249)	(0.0070)	—	—
Net distribution per share of common stock	$0.1421	$0.1427	$0.1602	$0.1672	$0.1834

	Six Months Ended June 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.4060	$0.4060	$0.4060	$0.4060	$0.4060
Advisory fee per share of common stock	(0.0709)	(0.0699)	(0.0711)	(0.0707)	(0.0383)
Stockholder servicing fee per share of common stock	(0.0504)	(0.0501)	(0.0142)	—	—
Net distribution per share of common stock	$0.2847	$0.2860	$0.3207	$0.3353	$0.3677
For the three and six months ended June 30, 2024, we declared and paid distributions of $29.2 million and $58.6 million, respectively. The June 2024 distribution was declared and paid in July 2024.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,312	55.83%	$15,910	53.19%
Reinvested in shares	12,903	44.17%	14,001	46.81%
Total distributions	$29,215	100.00%	$29,911	100.00%
Sources of distributions
Cash flows from operating activities	$18,860	64.56%	$28,020	93.68%
Debt and financing proceeds	10,355	35.44%	1,891	6.32%
Total sources of distributions	$29,215	100.00%	$29,911	100.00%
Total cash flows from operating activities	$18,860		$28,020

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$32,968	56.26%	$32,454	53.85%
Reinvested in shares	25,631	43.74%	27,819	46.15%
Total distributions	$58,599	100.00%	$60,273	100.00%
Sources of distributions
Cash flows from operating activities	$38,478	65.66%	$45,117	74.85%
Debt and financing proceeds	20,121	34.34%	15,156	25.15%
Total sources of distributions	$58,599	100.00%	$60,273	100.00%
Total cash flows from operating activities	$38,478		$45,117
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

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2024 ($ and shares in thousands, except per-share data):

Components of NAV	June 30, 2024
Investments in real property	$2,197,753
Investments in commercial mortgage loans	191,872
Investments in international affiliated funds	111,749
Investments in real estate-related securities	91,558
Investments in real estate debt	80,786
Cash and cash equivalents	25,126
Restricted cash	17,022
Other assets	11,319
Debt obligations	(534,247)
Other liabilities	(79,041)
Subscriptions received in advance	(16,058)
Stockholder servicing fees payable the following month(1)	(522)
Non-controlling interests in joint venture	(5,624)
Net Asset Value	$2,091,693
Net Asset Value attributable to preferred stock	125
Net Asset Value attributable to common stockholders	$2,091,568
Number of outstanding shares of common stock	177,517
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2024, we have accrued under GAAP approximately $44.8 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2024
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$194,121	$520,673	$83,721	$930,141	$362,912	$2,091,568
Number of outstanding shares	16,525	44,851	7,111	79,299	29,731	177,517
NAV per share as of June 30, 2024	$11.75	$11.61	$11.77	$11.73	$12.21

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.89%	5.80%
Multifamily	6.62	5.48
Office	7.81	7.11
Healthcare	7.32	6.41
Retail	6.58	5.75
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	1.92%	1.92%	1.88%	1.96%	1.96%	1.95%	2.05%
(weighted average)	0.25% increase	(1.98)%	(1.90)%	(1.88)%	(1.92)%	(1.91)%	(1.95)%	(1.90)%
Exit Capitalization Rate	0.25% decrease	2.98%	2.91%	2.16%	2.69%	2.89%	2.60%	2.96%
(weighted average)	0.25% increase	(2.78)%	(2.70)%	(2.16)%	(2.50)%	(2.59)%	(2.60)%	(2.75)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2024
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,618,050
Redeemable non-controlling interest	409
Total partners’ capital of Operating Partnership	1,618,459
Adjustments:
Organization and offering costs(1)	2,170
Accrued stockholder servicing fees(2)	44,278
Unrealized net real estate and real estate debt appreciation(3)	195,832
Accumulated depreciation and amortization(4)	245,503
Straight-line rent receivable	(14,549)
Net Asset Value	$2,091,693
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
(2) Accrued stockholder servicing fees represent the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after June 30, 2024
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$554,689	$153,309	$262,082	$86,659	$52,639
Organization and offering costs	2,170	868	1,302	—	—
Interest expense(1)	61,023	24,734	30,060	3,671	2,558
Ground leases(2)	17,809	186	761	776	16,086
Total	$635,691	$179,097	$294,205	$91,106	$71,283
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on each of the Credit Facility and note payable for the six months ended June 30, 2024 were 6.80%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of June 30, 2024, the outstanding principal balance of our variable rate indebtedness was $358.9 million and consisted of our Revolving Facility, DDTL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the six months ended June 30, 2024, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.1 million.
Certain of our mortgage loans are variable and indexed to three-month CIBOR. We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner as of June 30, 2024 to hedge the risk of increasing interest rates. For the six months ended June 30, 2024, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of June 30, 2024.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investment, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of June 30, 2024.
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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
April 2024	112,334	$1,334,532
May 2024	39,268	$463,359
June 2024	133,222	$1,561,365
Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D and Class I shares will be limited to no more than 2% of the aggregate NAV attributable to Class T, Class S, Class D and Class I stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the aggregate NAV attributable to Class T, Class S, Class D and Class I stockholders per calendar quarter (measured using the aggregate NAV of the immediately preceding quarter). From and after the date that the Class N shares held by TIAA become eligible for repurchase pursuant to the share repurchase plan, the total amount of aggregate repurchases of all classes of shares, including the Class N shares, is limited to no more than 2% of our aggregate NAV attributable to stockholders per month and no more than 5% of our aggregate NAV attributable to stockholders per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2024	1,614,551	0.8864%	11.78	1,614,551	—
May 2024(2)	4,463,416	2.4684%	11.70	4,463,416	—
June 2024	2,121,573	1.1704%	11.73	2,121,573	—
	8,199,540	N/M	$11.72	8,199,540	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) Our board of directors unanimously authorized repurchases in excess of the 2% limit for May 2024 such that 100% of share repurchase requests timely received in May 2024 were satisfied.
(3) All repurchase requests under our share repurchase plan were satisfied.

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

10.1†
Second Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and SitusAMC Real Estate Valuation Services, LLC (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2024 and incorporated herein by reference).

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
*    Filed herewith.
** Furnished herewith.
† Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.
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

Date: August 9, 2024