Form 10-Q
period 2024-09-30
Nuveen Global Cities REIT, Inc.
filed 2024-11-14
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
As of November 14, 2024, there were 16,487,678 outstanding shares of Class T common stock, 45,472,497 outstanding shares of Class S common stock, 7,193,770 outstanding shares of Class D common stock, 85,598,078 outstanding shares of Class I common stock and 29,730,608 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,700,630	$1,734,696
Investments in commercial mortgage loans, at fair value	360,230	338,978
Investments in international affiliated funds	111,773	118,055
Investments in real estate-related securities, at fair value	106,493	119,014
Investments in real estate debt, at fair value	93,083	89,388
Intangible assets, net	83,201	97,876
Cash and cash equivalents	34,571	27,638
Restricted cash	30,744	25,847
Other assets	30,172	28,506
Total assets	$2,550,897	$2,579,998
Liabilities and Equity
Credit facility	$292,000	$250,000
Mortgages payable, net	190,575	189,789
Loan participations, at fair value	167,200	167,890
Note payable, at fair value	71,750	69,170
Accounts payable, accrued expenses, and other liabilities	68,724	75,995
Due to affiliates	46,416	47,951
Intangible liabilities, net	30,027	34,204
Subscriptions received in advance	29,842	24,905
Distributions payable	9,444	9,713
Total liabilities	905,978	869,617
Redeemable non-controlling interest	355	430
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 16,266,692 and 16,727,973 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	163	167
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 45,167,647 and 44,562,862 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	452	446
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,102,100 and 7,300,445 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	71	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 82,736,758 and 81,188,939 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	827	812
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at September 30, 2024 and December 31, 2023	297	297
Additional paid-in capital	2,076,788	2,058,699
Accumulated deficit and cumulative distributions	(435,722)	(351,943)
Accumulated other comprehensive loss	(1,977)	(2,547)
Total stockholders’ equity	1,641,024	1,706,129
Non-controlling interests attributable to third-party joint ventures	3,540	3,822
Total equity	1,644,564	1,709,951
Total liabilities and equity	$2,550,897	$2,579,998
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$44,216	$43,384	$133,080	$129,366
Income from commercial mortgage loan	7,871	7,471	23,252	21,008
Total revenues	52,087	50,855	156,332	150,374
Expenses
Rental property operating	16,075	14,977	47,573	44,696
General and administrative	1,970	2,641	6,375	7,024
Advisory fee due to affiliates	7,434	7,847	22,298	23,796
Depreciation and amortization	20,061	21,047	59,818	63,955
Total expenses	45,540	46,512	136,064	139,471
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	14,910	(9,609)	12,080	(4,308)
Realized and unrealized gain (loss) from real estate debt	508	(708)	2,528	(365)
Realized gain on sale of real estate investments	—	—	15	—
Loss from equity investments in unconsolidated international affiliated funds	(1,718)	(2,870)	(4,347)	(6,024)
Unrealized gain (loss) on commercial mortgage loans	846	431	787	(1,266)
Unrealized (loss) gain from interest rate derivatives	(394)	136	(339)	24
Unrealized (loss) gain on note payable	(70)	(20)	105	(130)
Interest income	1,980	2,381	5,651	6,481
Interest expense	(11,610)	(10,788)	(33,756)	(29,346)
Total other income (expense)	4,452	(21,047)	(17,276)	(34,934)
Net income (loss)	$10,999	$(16,704)	$2,992	$(24,031)
Net loss attributable to non-controlling interests in third-party joint ventures	(6)	(21)	(20)	(79)
Net income attributable to preferred stock	4	3	11	11
Net income (loss) attributable to common stockholders	$11,001	$(16,686)	$3,001	$(23,963)
Net income (loss) per share of common stock - basic and diluted	$0.06	$(0.09)	$0.02	$(0.13)
Weighted-average shares of common stock outstanding, basic and diluted	179,266,470	180,218,154	178,873,081	181,065,611

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$10,999	$(16,704)	$2,992	$(24,031)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,163	(2,757)	570	(1,135)
Comprehensive income (loss)	14,162	(19,461)	3,562	(25,166)
Comprehensive loss attributable to non-controlling interests in third-party joint ventures	(6)	(21)	(20)	(79)
Comprehensive income attributable to preferred stock	4	3	11	11
Comprehensive income (loss) attributable to common stockholders	$14,164	$(19,443)	$3,571	$(25,098)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended September 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2024	$125	$165	$449	$71	$793	$297	$2,036,007	$(418,340)	$(5,140)	$1,614,427	$3,623	$1,618,050
Common stock issued (a)	—	(1)	10	1	50	—	70,745	—	—	70,805	—	70,805
Distribution reinvestment	—	1	3	1	6	—	12,506	—	—	12,517	—	12,517
Common stock repurchased	—	(2)	(10)	(2)	(22)	—	(42,615)	—	—	(42,651)	—	(42,651)
Amortization of restricted stock grants	—	—	—	—	—	—	91	—	—	91	—	91
Net income (loss)	3	—	—	—	—	—	—	11,002	—	11,005	(6)	10,999
Distributions on common stock	—	—	—	—	—	—	—	(28,384)	—	(28,384)	—	(28,384)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Distributions on Series A preferred stock	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,163	3,163	—	3,163
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	54	—	—	54	—	54
Balance at September 30, 2024	$125	$163	$452	$71	$827	$297	$2,076,788	$(435,722)	$(1,977)	$1,641,024	$3,540	$1,644,564

Three Months Ended September 30, 2023
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2023	$125	$172	$450	$74	$811	$297	$2,068,876	$(287,652)	$(3,515)	$1,779,638	$3,899	$1,783,537
Common stock issued (a)	—	(4)	10	3	49	—	72,077	—	—	72,135	—	72,135
Distribution reinvestment	—	1	3	1	6	—	12,727	—	—	12,738	—	12,738
Common stock repurchased	—	(1)	(15)	(3)	(51)	—	(85,542)	—	—	(85,612)	—	(85,612)
Amortization of restricted stock grants	—	—	—	—	—	—	91	—	—	91	—	91
Net income (loss)	3	—	—	—	—	—	—	(16,686)	—	(16,683)	(21)	(16,704)
Distributions on common stock	—	—	—	—	—	—	—	(29,380)	—	(29,380)	—	(29,380)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Distributions on Series A preferred stock	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,757)	(2,757)	—	(2,757)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	13	—	—	13	—	13
Balance at September 30, 2023	$125	$168	$448	$75	$815	$297	$2,068,242	$(333,718)	$(6,272)	$1,730,180	$3,833	$1,734,013
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Nine Months Ended September 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common stock issued	—	3	32	3	128	—	195,718	—	—	195,884	—	195,884
Distribution reinvestment	—	3	9	2	19	—	38,115	—	—	38,148	—	38,148
Common stock repurchased	—	(10)	(35)	(7)	(132)	—	(216,016)	—	—	(216,200)	—	(216,200)
Amortization of restricted stock grants	—	—	—	—	—	—	197	—	—	197	—	197
Net income (loss)	11	—	—	—	—	—	—	3,001	—	3,012	(20)	2,992
Distributions on common stock	—	—	—	—	—	—	—	(86,780)	—	(86,780)	—	(86,780)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(262)	(262)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	570	570	—	570
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	75	—	—	75	—	75
Balance at September 30, 2024	$125	$163	$452	$71	$827	$297	$2,076,788	$(435,722)	$(1,977)	$1,641,024	$3,540	$1,644,564

Nine Months Ended September 30, 2023
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2022	$125	$172	$453	$79	$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Common stock issued (a)	—	(1)	45	4	136	—	229,093	—	—	229,277	—	229,277
Distribution reinvestment	—	3	9	2	18	—	40,525	—	—	40,557	—	40,557
Common stock repurchased	—	(6)	(59)	(10)	(138)	—	(262,130)	—	—	(262,343)	—	(262,343)
Amortization of restricted stock grants	—	—	—	—	—	—	197	—	—	197	—	197
Net income (loss)	11	—	—	—	—	—	—	(23,963)	—	(23,952)	(79)	(24,031)
Distributions on common stock	—	—	—	—	—	—	—	(89,330)	—	(89,330)	—	(89,330)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(190)	(190)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—		(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,135)	(1,135)	—	(1,135)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	191	—		191	—	191
Balance at September 30, 2023	$125	$168	$448	$75	$815	$297	$2,068,242	$(333,718)	$(6,272)	$1,730,180	$3,833	$1,734,013
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,992	$(24,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,818	63,955
Unrealized gain on changes in fair value of real estate-related securities	(8,882)	(1,142)
Realized (gain) loss on sale of real estate-related securities	(330)	9,050
Unrealized (gain) loss on changes in fair value of real estate debt	(2,930)	296
Realized loss on sale of real estate debt	402	69
Unrealized (gain) loss on changes in fair value of note payable	(105)	130
Unrealized (gain) loss on changes in fair value of commercial mortgage loans	(787)	1,266
Unrealized loss (gain) on changes in fair value of interest rate derivatives	339	(24)
Realized gain on sale of real estate investments	(15)	—
Loss from equity investments in unconsolidated international affiliated funds	4,347	6,024
Income distributions from equity investments in unconsolidated international affiliated funds	2,245	3,394
Interest received through commercial loan funding	(513)	—
Straight-line rent adjustment	(1,609)	(3,321)
Amortization of above- and below-market lease intangibles	(2,772)	(3,087)
Amortization of deferred financing costs	966	900
Amortization of mortgage discount	884	899
Amortization of restricted stock grants	197	197
Change in assets and liabilities:
Decrease in other assets	(926)	(11,804)
Increase in accounts payable, accrued expenses and other liabilities	244	15,710
Net cash provided by operating activities	53,565	58,481
Cash flows from investing activities:
Acquisitions of real estate	—	(13,759)
Origination and fundings of commercial mortgage loans	(21,100)	(4,570)
Proceeds from paydown of commercial mortgage loans	458	—
Capital improvements to real estate	(17,294)	(11,747)
Proceeds from sale of real estate investments	351	—
Purchase of real estate-related securities	(48,459)	(65,431)
Proceeds from sale of real estate-related securities	70,192	68,521
Purchases of real estate debt	(24,183)	(33,823)
Proceeds from sale of real estate debt	25,525	17,319
Net cash used in investing activities	(14,510)	(43,490)
Cash flows from financing activities:
Proceeds from issuance of common stock	170,757	189,009
Repurchase of common stock	(221,664)	(253,218)
Offering costs paid	(819)	(943)
Borrowings under credit facility	75,500	104,500
Repayments on credit facility	(33,500)	(48,500)
Payments on mortgages payable	(358)	(305)
Borrowings under note payable	2,685	—
Payment of offering and organization costs due to affiliate	(494)	(704)
Distributions to preferred stockholders	(11)	(11)
Distributions to non-controlling interests in third-party joint ventures	(262)	(190)
Subscriptions received in advance	29,842	20,315
Distributions	(48,901)	(49,048)
Net cash used in financing activities	(27,225)	(39,095)
Net increase (decrease) in cash and cash equivalents and restricted cash during the period	11,830	(24,104)
Cash and cash equivalents and restricted cash, beginning of period	53,485	75,421
Cash and cash equivalents and restricted cash, end of period	$65,315	$51,317
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$34,571	$30,061
Restricted cash	30,744	21,256
Total cash and cash equivalents and restricted cash	$65,315	$51,317

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2024	2023

Supplemental disclosures:
Interest paid	$33,625	$31,146
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$—	$(79)
Accrued capital expenditures	$—	$(3,619)
Fundings of commercial mortgage loans through increases in loan participations	$(386)	$(4,870)
Accrued purchases of real estate debt	$2,509	$—
Paydown of commercial mortgage loans through decrease in loan participations	$1,374	$—
Interest paid through funding of commercial mortgage loan	$513	$—
Non-cash financing activities:
Accrued distributions	$—	$275
Accrued stockholder servicing fees	$(1,041)	$(939)
Distribution reinvestments	$38,148	$40,557
Allocation to redeemable non-controlling interests	$(75)	$(191)
Increases in loan participations through fundings of commercial mortgage loans	$386	$4,870
Decrease in loan participations through paydown of commercial mortgage loans	$(1,374)	$—
Accrued offering costs	$187	$—
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
On June 21, 2024, the Company filed a Registration Statement on Form S-11 (File No. 333-280368) (the "Third Public Offering Registration Statement") for a third public offering of up to $5.0 billion shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of common stock), consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Third Public Offering").
As of September 30, 2024, the Company had received aggregate net proceeds of $2.4 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering and unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
As of September 30, 2024 and December 31, 2023, the total assets and liabilities of the Company’s consolidated VIE were $47.4 million and $30.1 million, and $49.5 million and $30.3 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
The Company uses the nature of the distribution approach to classify its distributions received from equity method investments. Under the nature of the distribution approach, distributions received are classified on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$106,493	$—	$—	$106,493	$119,014	$—	$—	$119,014
Investments in real estate debt	—	93,083	—	93,083	—	89,388	—	89,388
Investments in commercial mortgage loans	—	—	360,230	360,230	—	—	338,978	338,978
Total	$106,493	$93,083	$360,230	$559,806	$119,014	$89,388	$338,978	$547,380

Liabilities:
Loan participations	$—	$—	$167,200	$167,200	$—	$—	$167,890	$167,890
Note payable	—	—	71,750	71,750	—	—	69,170	69,170
Interest rate derivatives(1)	—	474	—	474	—	124	—	124
Total	$—	$474	$238,950	$239,424	$—	$124	$237,060	$237,184
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations	Note Payable
Balance as of December 31, 2023	338,978		$167,890	$69,170
Loan originations	20,000		—	—
Additional fundings	1,999	(a)	386	—
Financing proceeds	—		—	2,685
Paydowns	(1,832)	(b)	(1,374)	—
Net unrealized gain on assets	1,085	(c)	—	—
Net unrealized loss (gain) on liabilities	—		298	(105)
Balance as of September 30, 2024	$360,230		$167,200	$71,750
(a) Includes additional fundings on commercial mortgage loans and loan participations of $1.6 million and $0.4 million, respectively.
(b) Includes paydowns on commercial mortgage loans and loan participations of $0.4 million and $1.4 million, respectively.
(c) Unrealized Gain on Commercial Mortgage Loans of $0.8 million reported on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2024 includes unrealized gain of $1.1 million associated with commercial mortgage loans, net of unrealized loss of $0.3 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of September 30, 2024.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 10.90% (4.88%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 4.10% (3.23%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.10% (2.10%)

(1) Secured Overnight Financing Rate (“SOFR”) as of September 30, 2024 was 5.0%.
As of September 30, 2024, the carrying value of the Company’s credit facility approximated fair value. The fair value of the Company’s mortgages payable was $183.4 million and $173.6 million as of September 30, 2024 and December 31, 2023, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of September 30, 2024, the Company did not have any nonaccrual mortgage loans.
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
Restricted Cash
As of September 30, 2024, the Company had $30.7 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $29.8 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of September 30, 2024, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of its commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three and nine months ended September 30, 2024, the Company incurred federal income tax expense related to the TRSs of $0.2 million and $0.5 million, respectively. Luxembourg tax imposed on the Luxembourg TRS is not material for the three and nine months ended September 30, 2024.
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
Deferred Taxes
As of September 30, 2024, the Company had a deferred tax liability of $2.3 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023. The Company’s NAV reached $1.0 billion in October 2021, and as of September 30, 2024, the Company had reimbursed the Advisor $2.5 million of such costs.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $2.1 million and $2.6 million remained outstanding as of September 30, 2024 and December 31, 2023, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and nine months ended September 30, 2024, the Company charged $0.4 million and $1.0 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income of $3.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. Foreign currency translation adjustments resulted in other comprehensive losses of $2.8 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management has assessed this standard and does not expect it to have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose, on an annual basis, taxes paid disaggregated by: federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. Management is currently assessing the impact this standard will have on the Company’s financial statements as well as the method by which the Company will adopt the new standard.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$1,561,334	$1,551,417
Land and land improvements	315,791	315,797
Furniture, fixtures and equipment	15,902	15,038
Total	1,893,027	1,882,252
Accumulated depreciation	(192,397)	(147,556)
Investments in real estate, net	$1,700,630	$1,734,696
For the three and nine months ended September 30, 2024, depreciation expense was $15.2 million and $44.8 million, respectively. For the three and nine months ended September 30, 2023, depreciation expense was $14.7 million and $44.2 million, respectively.
Acquisitions
The Company did not acquire any properties during the nine months ended September 30, 2024.
Dispositions
The following table details the Company’s disposition during the nine months ended September 30, 2024 ($ in thousands):

Sector	Number of Properties	Net Proceeds	Net Gain
Single-Family Rentals	1	$351	$15

Note 4. Investments in Real Estate-Related Securities
As of September 30, 2024 and December 31, 2023, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$119,014
Additions	48,459
Disposals	(70,192)
Unrealized gain	8,882
Realized gain	330
Ending balance as of September 30, 2024	$106,493
The following table summarizes the components of Unrealized Gain (Loss) and Realized Gain (Loss) from Real Estate-Related Securities ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss)	$12,532	$(5,292)	$8,882	$1,142
Realized gain (loss)	1,511	(5,453)	330	(9,050)
Dividend income	867	1,136	2,868	3,600
Total	$14,910	$(9,609)	$12,080	$(4,308)
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	September 30, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/2/2043	$19,811	$18,621	$17,132
CMBS - Floating	7.93%	6/2/2037	78,409	76,730	75,951
Total	7.12%	8/31/2038	98,220	95,351	93,083

	December 31, 2023
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/02/2043	$19,266	$17,780	$14,845
CMBS - Floating	7.93%	6/02/2037	78,658	76,806	74,543
Total	7.12%	8/31/2038	97,924	94,586	89,388
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt
($ in thousands):

	September 30, 2024			December 31, 2023
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$28,388	$28,744	30.9%	$31,577	$31,206	34.9%
Multifamily	19,965	19,509	21.0%	10,247	9,529	10.6%
Hotel	11,181	11,266	12.1%	7,966	7,962	8.9%
Diversified	8,756	8,479	9.1%	10,289	9,347	10.5%
Retail	8,288	8,419	9.0%	6,208	6,181	6.9%
Office	6,519	5,248	5.6%	10,391	8,577	9.6%
Manufactured Housing	4,856	4,917	5.3%	2,639	2,669	3.0%
Life Science	3,065	2,959	3.2%	3,412	3,204	3.6%
Net Lease	2,687	1,866	2.0%	3,861	2,673	3.0%
Self-Storage	1,646	1,676	1.8%	1,152	1,159	1.3%
Cold Storage	—	—	—%	6,844	6,881	7.7%
Total	$95,351	$93,083	100.0%	$94,586	$89,388	100.0%
The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	September 30, 2024			December 31, 2023
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$4,572	$4,603	4.9%	$6,260	$6,177	6.9%
AA	13,170	13,397	14.4%	10,124	10,132	11.3%
A	23,518	23,436	25.2%	21,792	20,711	23.2%
BBB	43,859	43,209	46.4%	51,785	48,704	54.5%
BB	3,907	3,220	3.5%	4,090	3,384	3.8%
B	2,213	2,076	2.2%	535	280	0.3%
CCC	$4,112	$3,142	3.4%	$—	$—	—%
Total	$95,351	$93,083	100.0%	$94,586	$89,388	100.0%
(1) Composite rating at the time of purchase.
The following table summarizes the Investments in Real Estate Debt ($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$89,388
Additions	26,692
Disposals	(25,525)
Unrealized gain	2,930
Realized loss	(402)
Ending balance as of September 30, 2024	$93,083

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
The Company invested $79 million (€70 million) and had a 5.8% ownership in ECF as of September 30, 2024.
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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$68,599
Income distributions	(1,500)
Loss from equity investments in unconsolidated international affiliated fund	(3,415)
Foreign currency translation adjustment	310
Ending balance as of September 30, 2024	$63,994
Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2024 was $0.2 million and $3.4 million, respectively. Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2023 was $1.6 million and $7.9 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 5.0% ownership in APCF as of September 30, 2024. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$49,456
Income distributions	(745)
Loss from equity investments in unconsolidated international affiliated fund	(932)
Ending balance as of September 30, 2024	$47,779
Loss from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2024 was $1.4 million and $0.9 million, respectively. (Loss) income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2023 was $(1.2) million and $1.9 million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of September 30, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,526	$52,010
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,509	$19,480
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,230
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$20,920
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,757	$74,700
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,919	$24,040
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$50,960
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2025	Interest only	$17,144	$17,144	$16,630
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,740
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,513	$20,520
Total									$368,780	$360,230
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the three and nine months ended September 30, 2024, the Company had unrealized gains on its commercial mortgage loans of $0.8 million and $0.8 million, respectively. For the three and nine months ended September 30, 2023, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.4 million and $(1.3) million, respectively.
For the three and nine months ended September 30, 2024, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.9 million and $23.3 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.5 million and $21.0 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$338,978
Loan originations	20,000
Additional fundings (1)	1,999
Paydowns (2)	(1,832)
Net unrealized gain (3)	1,085
Ending balance as of September 30, 2024	$360,230
(1) For the nine months ended September 30, 2024, includes additional fundings on commercial mortgage loans and loan participations of $1.6 million and $0.4 million, respectively.
(2) For the nine months ended September 30, 2024, includes paydowns on commercial mortgage loans and loan participations of $0.4 million and $1.4 million, respectively.
(3) Unrealized Gain on Commercial Mortgage Loans of $0.8 million reported on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2024 includes unrealized gain of $1.1 million associated with commercial mortgage loans, net of unrealized loss of $0.3 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$96,041	$96,039
Above-market lease intangibles	13,030	13,030
Leasing commissions	46,261	44,123
Other intangibles	17,967	18,368
Total intangible assets	173,299	171,560
Accumulated amortization:
In-place lease intangibles	(58,383)	(49,826)
Above-market lease intangibles	(4,253)	(2,847)
Leasing commissions	(19,468)	(15,032)
Other intangibles	(7,994)	(5,979)
Total accumulated amortization	(90,098)	(73,684)
Intangible assets, net	$83,201	$97,876
Intangible liabilities:
Below-market lease intangibles	$(47,785)	$(47,785)
Accumulated amortization	17,758	13,581
Intangible liabilities, net	$(30,027)	$(34,204)
For the three and nine months ended September 30, 2024, amortization expense relating to intangible assets was $5.3 million and $16.4 million, respectively, which includes above-market lease amortization of $0.5 million and $1.4 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations. For the three and nine months ended September 30, 2023, amortization expense relating to intangible assets was $6.9 million and $21.1 million, respectively, which includes above-market lease amortization of $0.5 million and $1.4 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.4 million and $4.2 million, respectively, for the three and nine months ended September 30, 2024. Income from the amortization of below-market lease intangibles was $1.5 million and $4.5 million, respectively, for the three and nine months ended September 30, 2023.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2024 (remaining)	$3,385	$601	$1,941	$868	$(1,725)
2025	9,261	1,843	5,508	2,385	(5,060)
2026	7,207	1,776	4,696	1,920	(4,592)
2027	5,884	1,613	3,985	1,538	(3,990)
2028	3,883	1,448	3,208	1,189	(3,345)
Thereafter	8,038	1,496	7,455	2,073	(11,315)
Total	$37,658	$8,777	$26,793	$9,973	$(30,027)
Weighted-average amortization period (years)	3	6	7	9	12

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
The following table summarizes the Loan Participations as of September 30, 2024 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,526	$52,010
Panorama House	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,230
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$50,960
Total								$171,071	$167,200
The following table shows the Company’s loan participations ($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$167,890
Additional fundings	386
Paydowns	(1,374)
Net unrealized loss	298
Ending balance as of September 30, 2024	$167,200
For the three and nine months ended September 30, 2024, the Company recognized interest expense related to its loan participations of $3.1 million and $9.2 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the three and nine months ended September 30, 2023, the Company recognized interest expense related to its loan participations of $3.3 million and $9.0 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On September 30, 2021, Wells Fargo, the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, consisting of a $235.0 million revolving facility (the “Revolving Facility”), and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2025 (the “Revolving Termination Date”), with one additional one-year extension option held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026.
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
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of September 30, 2024.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2024	December 31, 2023
Revolving facility	S+applicable margin(1)	September 30, 2025	$321,000	$158,000	$116,000
DDTL facility	S+applicable margin(2)	September 30, 2026	134,000	134,000	134,000
Credit facility			$455,000	$292,000	$250,000
(1) The weighted-average interest rates for the three and nine months ended September 30, 2024 for the Revolving facility were 6.86% and 6.90%, respectively.
(2) The weighted-average interest rates for the three and nine months ended September 30, 2024 for the DDTL facility were 6.80% and 6.69%, respectively.
As of September 30, 2024, the Company had $292.0 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three and nine months ended September 30, 2024, the Company incurred $5.0 million and $14.1 million, respectively, in interest expense under the Credit Facility. For the three and nine months ended September 30, 2023, the Company incurred $4.2 million and $10.4 million, respectively, in interest expense under the Credit Facility.
As of September 30, 2024, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of September 30, 2024 ($ in thousands):

Year	Credit Facility
2024 (remaining)	$—
2025	158,000
2026	134,000
2027	—
2028	—
Thereafter	—
Total	$292,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Fixed-rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	68,919	69,277
Total fixed rate mortgages payable				175,169	175,527
Variable-rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	21,259	21,096
Total mortgages payable				196,428	196,623
Deferred financing costs, net				(646)	(743)
Discount on assumed mortgage notes, net				(5,207)	(6,091)
Mortgages payable, net				$190,575	$189,789
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of September 30, 2024, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three and nine months ended September 30, 2024, the Company incurred $1.5 million and $4.6 million, respectively, in interest expense on mortgages payable. For the three and nine months ended September 30, 2023, the Company incurred $1.5 million and $4.6 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of September 30, 2024 ($ in thousands):

Year	Mortgages Payable
2024 (remaining)	$190
2025	1,490
2026	54,645
2027	15,596
2028	71,063
Thereafter	53,444
Total	$196,428
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of September 30, 2024, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of September 30, 2024, the total principal amount of the note was $71.9 million and the Company had $0.3 million in accrued interest outstanding. Interest expense incurred for the three and nine months ended September 30, 2024 was $1.5 million and $3.7 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and nine months ended September 30, 2023 was $1.3 million and $3.5 million, respectively, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company’s note payable balance ($ in thousands):

September 30, 2024
Beginning balance as of December 31, 2023	$69,170
Financing proceeds	2,685
Net unrealized gain	(105)
Ending balance as of September 30, 2024	$71,750
The following table presents the future principal payments due under the note payable as of September 30, 2024 ($ in thousands):

Year	Note Payable(1)
2024 (remaining)	$—
2025	71,947
2026	—
2027	—
2028	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rate on the note payable for both the three and nine months ended September 30, 2024 was 7.06%.

Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2024	December 31, 2023
Straight-line rent receivable	$15,134	$13,525
Receivables	5,091	6,249
Prepaid expenses	4,416	2,738
Right-of-use asset – finance leases	2,410	2,452
Right-of-use asset – operating lease	2,036	2,066
Deferred financing costs on credit facility, net	469	912
Other	616	564
Total	$30,172	$28,506
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$14,042	$21,526
Common stock repurchases	13,570	19,034
Real estate taxes payable	13,499	9,811
Tenant security deposits	6,840	7,119
Prepaid rental income	6,661	2,126
Lease liability – finance leases	2,519	2,523
Deferred tax liability	2,327	2,184
Accrued interest expense	2,179	2,048
Lease liability – operating lease	2,178	2,159
Other	4,909	7,465
Total	$68,724	$75,995
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
As of September 30, 2024 and December 31, 2023, the Company had accrued advisory fees of $2.1 million and $2.1 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, the Company incurred advisory fee expenses of $5.9 million and $17.6 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred advisory fee expenses of $6.2 million and $18.6 million, respectively.

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
On March 15, 2024, the Company entered into new property and asset management agreements with a large, institutional-quality single-family rental operator in the United States. While the Company has changed day-to-day operational management responsibilities of its single-family rental portfolio, the Company will maintain all approval rights over its single-family rental investments. The Company’s existing joint venture agreement with Sparrow has been amended in connection with the closing of the transaction, including certain modifications to Sparrow’s performance incentives that limit the duration of the period in which those incentives would be paid.
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
As of both September 30, 2024 and December 31, 2023, the Company recorded Redeemable Non-Controlling Interest of $0.4 million on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the three and nine months ended September 30, 2024, the Company did not incur any charges attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended September 30, 2024 ($ in thousands):

Service provided	NexCore	MyPlace
Property and project management services	$94	$10
Acquisition and asset management services	—	49
Accounting, construction and leasing services	103	—
Total	$197	$59

The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended September 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$120	$191	$—	$19
Acquisition and asset management services	—	133	17	—
Accounting, construction and leasing services	207	—	—	—
Total	$327	$324	$17	$19
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the nine months ended September 30, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$362	$378	$28
Acquisition and asset management services	—	220	145
Accounting, construction and leasing services	187	—	—
Total	$549	$598	$173
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the nine months ended September 30, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$363	$557	$—	$81
Acquisition and asset management services	—	461	108	—
Accounting, construction and leasing services	654	—	—	—
Total	$1,017	$1,018	$108	$81
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Initial Public Offering and serves as the dealer manager for the Follow-on Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and nine months ended September 30, 2024, the Company incurred stockholder servicing fees of $1.6 million and $4.7 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred stockholder servicing fees of $1.7 million and $5.2 million, respectively. As of September 30, 2024, the Company had accrued approximately $44.3 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the current month.
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

Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2024	December 31, 2023
Accrued stockholder servicing fees(1)	$44,298	$45,339
Advanced organization and offering expenses	2,118	2,612
Total	$46,416	$47,951
(1) The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to 8.75% of gross proceeds at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will cease paying stockholder servicing fees upon a listing of Class I shares, the Company's merger or consolidation into another entity or a sale of all or substantially all of the Company's assets, or if the total underwriting compensation paid in respect of the offering in which the shares were issued reaches 10.0% of the gross proceeds from the primary offering.
See Note 19. “Equity and Redeemable Non-Controlling Interest” for additional information related to TIAA’s purchase of $300.0 million Class N shares through its wholly owned subsidiary and redeemable non-controlling interests related to affiliated partners’ crystallization rights, which allow the partners to trigger the payment on the promote.
See Note 6. “Investment in International Affiliated Funds” for additional information related to the Company’s investment in International Affiliated Funds, in which affiliates of the Advisor serve as the investment adviser and receive management fees.
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
As of September 30, 2024, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Rental income for the three and nine months ended September 30, 2024 was $44.2 million and $133.1 million, respectively. Rental income for the three and nine months ended September 30, 2023 was $43.4 million and $129.4 million, respectively.

Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals are as follows ($ in thousands):

Year	September 30, 2024
2024 (remaining)	$22,860
2025	83,890
2026	74,357
2027	63,159
2028	51,512
Thereafter	129,097
Total	$424,875
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of September 30, 2024, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	September 30, 2024	December 31, 2023
Right-of-use asset – finance leases	$2,410	$2,452
Right-of-use asset – operating lease	2,036	2,066
Liabilities:
Lease liability – finance leases	2,519	2,523
Lease liability – operating lease	2,178	2,159
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of September 30, 2024, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 36 years and 44 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of September 30, 2024 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2024 (remaining)	$38	$55
2025	158	219
2026	165	219
2027	169	219
2028	169	219
Thereafter	7,515	8,571
Total undiscounted future lease payments	8,214	9,502
Difference between undiscounted cash flows and discounted cash flows	(6,036)	(6,983)
Total lease liability	$2,178	$2,519

Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred operating ground lease costs of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred operating ground lease costs of $0.1 million and $0.3 million, respectively.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on lease liabilities	$53	$53	$160	$249
Amortization of right-of-use assets	14	14	42	65
Total finance lease cost	$67	$67	$202	$314
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
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Advisor and its affiliates may also have other financial relationships.
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risk, including exposure to variable interest rates on certain loans secured by the Company’s real estate. The Company uses derivative financial instruments, including interest rate swaps, to limit the Company’s exposure to the future variability of interest rates.
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	September 30, 2024
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	4	DKK 142,452	3.18%	CIBOR	3.3	1/5/2023	12/30/2027
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	September 30, 2024	December 31, 2023
Interest rate swaps – property debt	$474	$124
Total derivative financial instrument	$474	$124
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three and nine months ended September 30, 2024, the Company recorded unrealized losses related to changes in fair value of its derivative financial instruments of $0.4 million and $0.3 million, respectively. For both the three and nine months ended September 30, 2023 the Company recorded unrealized gains related to changes in fair value of its derivative financial instruments of $136.0 thousand and $24.0 thousand, respectively.

Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of September 30, 2024, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of September 30, 2024, the Company had issued and outstanding 16,266,692 shares of Class T common stock, 45,167,647 shares of Class S common stock, 7,102,100 shares of Class D common stock, 82,736,758 shares of Class I common stock and 29,730,608 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
June 30, 2024	16,525	44,851	7,111	79,299	29,731	177,517
Common Stock Issued(1)	(122)	1,059	111	5,001	—	6,049
Distribution Reinvestment	95	296	50	629	—	1,070
Vested Stock Grant	—	—	—	19	—	19
Common Stock Repurchased	(231)	(1,039)	(170)	(2,211)	—	(3,651)
September 30, 2024	16,267	45,167	7,102	82,737	29,731	181,004
(1) Common stock issued includes conversions between share classes.

	Nine Months Ended September 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2023	16,728	44,563	7,300	81,189	29,731	179,511
Common Stock Issued	245	3,213	317	12,817	—	16,592
Distribution Reinvestment	294	894	155	1,889	—	3,232
Vested Stock Grant	—	—	—	21	—	21
Common Stock Repurchased	(1,000)	(3,503)	(670)	(13,179)	—	(18,352)
September 30, 2024	16,267	45,167	7,102	82,737	29,731	181,004

TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, prior to January 31, 2025, TIAA may submit a portion of its Class N shares for repurchase; provided, that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of the Company’s Class N shares shall not be less than $300.0 million. Beginning on January 31, 2025, TIAA may submit all of its remaining shares for repurchase; provided, that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. Notwithstanding the foregoing, the total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of September 30, 2024 and December 31, 2023, the Company had accrued $9.4 million and $9.7 million, respectively. For the three and nine months ended September 30, 2024, the Company declared and paid distributions of $28.4 million and $87.0 million, respectively. For the three and nine months ended September 30, 2023, the Company declared and paid distributions of $29.3 million and $89.6 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1996 and $0.6056 per share for the three and nine months ended September 30, 2024, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the net distribution for each of the Company’s share classes:

	Three Months Ended September 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1996	$0.1996	$0.1996	$0.1996	$0.1996
Advisory fee per share of common stock	(0.0352)	(0.0348)	(0.0353)	(0.0351)	(0.0191)
Stockholder servicing fee per share of common stock	(0.0248)	(0.0249)	(0.0071)	—	—
Net distribution per share of common stock	$0.1396	$0.1399	$0.1572	$0.1645	$0.1805

	Nine Months Ended September 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6056	$0.6056	$0.6056	$0.6056	$0.6056
Advisory fee per share of common stock	(0.1061)	(0.1047)	(0.1064)	(0.1058)	(0.0574)
Stockholder servicing fee per share of common stock	(0.0752)	(0.0750)	(0.0213)	—	—
Net distribution per share of common stock	$0.4243	$0.4259	$0.4779	$0.4998	$0.5482
Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all classes of shares is limited to no more than 2% of the aggregate NAV attributable to stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the aggregate NAV attributable to stockholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding calendar quarter). In addition, if during any consecutive 24-month period, the Company does not have at least one month in which the Company fully satisfies 100% of properly submitted repurchase requests or accepts all properly submitted tenders in a self-tender offer for the Company’s shares, the Company will not make any new investments (excluding short-term cash management investments under 30 days in duration) and will use all available investable assets to satisfy repurchase requests (subject to the limitations under this program) until all outstanding repurchase requests have been satisfied. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, suspend or terminate the share repurchase plan.
For the three and nine months ended September 30, 2024, the Company repurchased shares of its common stock for $42.7 million and $216.2 million. For the three and nine months ended September 30, 2023, the Company repurchased shares of its common stock for $85.6 million and $262.3 million. During May 2024, the Company received repurchase requests equal to approximately 2.47% of the Company’s NAV. The Company’s board of directors unanimously authorized repurchases in excess of the 2% limit for May 2024 such that 100% of share repurchase requests timely received in May 2024 were satisfied. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2024.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of September 30, 2024 and December 31, 2023, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.4 million as of both September 30, 2024 and December 31, 2023.

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
The following table sets forth the financial position by segment ($ in thousands):

	September 30, 2024	December 31, 2023
Industrial	$538,808	$552,413
Healthcare	445,672	457,964
Multifamily	321,612	326,862
Retail	204,293	206,824
Single-Family Housing	141,400	145,700
Office	109,883	116,334
Self-Storage	58,097	61,505
Commercial Mortgage Loans	360,230	338,978
Real Estate-Related Securities(1)	199,576	208,402
International Affiliated Funds	111,773	118,055
Other (Corporate)	59,553	46,961
Total assets	$2,550,897	$2,579,998
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,592	$11,257	$7,996	$4,690	$2,802	$3,757	$1,122	$—	$—	$—	$—	$44,216
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,871	—	—	—	7,871
Total segment revenues	12,592	11,257	7,996	4,690	2,802	3,757	1,122	7,871	—	—	—	52,087
Expenses:
Property operating	3,845	3,939	3,525	1,424	1,496	1,054	792	—	—	—	—	16,075
Total segment expenses	3,845	3,939	3,525	1,424	1,496	1,054	792	—	—	—	—	16,075
Realized and unrealized gain from real estate-related securities									14,910			14,910
Realized and unrealized gain from real estate debt									508			508
Unrealized loss on note payable											(70)	(70)
Unrealized loss from interest rate derivatives											(394)	(394)
Loss from equity investments in unconsolidated international affiliated funds										(1,718)		(1,718)
Unrealized gain on commercial mortgage loans								846				846
Segment net operating income	$8,747	$7,318	$4,471	$3,266	$1,306	$2,703	$330	$8,717	$15,418	$(1,718)	$(464)	$50,094
Depreciation and amortization	(5,738)	(6,337)	(2,534)	(2,134)	(1,065)	(1,835)	(418)	—	—	—		(20,061)
General and administrative expenses												(1,970)
Advisory fee due to affiliates												(7,434)
Interest income												1,980
Interest expense												(11,610)
Net income												$10,999
Net loss attributable to non-controlling interests in third-party joint ventures												(6)
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$11,001
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,866	$10,700	$7,991	$4,376	$2,724	$3,653	$1,074	$—	$—	$—	$—	$43,384
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,471	—	—	—	7,471
Total segment revenues	12,866	10,700	7,991	4,376	2,724	3,653	1,074	7,471	—	—	—	50,855
Expenses:
Property operating	3,845	3,327	3,419	1,360	1,364	976	686	—	—	—	—	14,977
Total segment expenses	3,845	3,327	3,419	1,360	1,364	976	686	—	—	—	—	14,977
Realized and unrealized loss from real estate-related securities									(9,609)			(9,609)
Realized and unrealized loss from real estate debt									(708)			(708)
Unrealized loss on note payable											(20)	(20)
Unrealized gain from interest rate derivatives											136	136
Loss from equity investments in unconsolidated international affiliated funds										(2,870)		(2,870)
Unrealized gain on commercial mortgage loans								431				431
Segment net operating income	$9,021	$7,373	$4,572	$3,016	$1,360	$2,677	$388	$7,902	$(10,317)	$(2,870)	$116	$23,238
Depreciation and amortization	(6,511)	(6,145)	(2,635)	(2,161)	(874)	(1,821)	(900)	—	—	—	—	(21,047)
General and administrative expenses												(2,641)
Advisory fee due to affiliates												(7,847)
Interest income												2,381
Interest expense												(10,788)
Net loss												$(16,704)
Net loss attributable to non-controlling interests in third-party joint ventures												(21)
Net income attributable to preferred stock												3
Net loss attributable to common stockholders												$(16,686)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$38,206	$33,572	$24,050	$14,277	$8,487	$11,418	$3,070	$—	$—	$—	$—	$133,080
Income from commercial mortgage loans	—	—	—	—	—	—	—	23,252	—	—	—	23,252
Total segment revenues	38,206	33,572	24,050	14,277	8,487	11,418	3,070	23,252	—	—	—	156,332
Expenses:
Property operating	11,707	11,593	10,090	4,312	4,419	3,169	2,283	—	—	—	—	47,573
Total segment expenses	11,707	11,593	10,090	4,312	4,419	3,169	2,283	—	—	—	—	47,573
Realized gain on sale of real estate investments					15							15
Realized and unrealized gain from real estate-related securities									12,080			12,080
Realized and unrealized gain from real estate debt									2,528			2,528
Unrealized gain on note payable											105	105
Unrealized loss from interest rate derivatives											(339)	(339)
Loss from equity investments in unconsolidated international affiliated funds										(4,347)		(4,347)
Unrealized gain on commercial mortgage loans								787				787
Segment net operating income	$26,499	$21,979	$13,960	$9,965	$4,083	$8,249	$787	$24,039	$14,608	$(4,347)	$(234)	$119,588
Depreciation and amortization	(17,434)	(18,284)	(7,440)	(6,412)	(3,301)	(5,507)	(1,440)	—	—	—	—	(59,818)
General and administrative expenses												(6,375)
Advisory fee due to affiliates												(22,298)
Interest income												5,651
Interest expense												(33,756)
Net income												$2,992
Net loss attributable to non-controlling interests in third-party joint ventures												(20)
Net income attributable to preferred stock												11
Net income attributable to common stockholders												$3,001
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$38,385	$32,177	$23,370	$14,177	$7,926	$10,442	$2,889	$—	$—	$—	$—	$129,366
Income from commercial mortgage loans	—	—	—	—	—	—	—	21,008	—	—	—	21,008
Total segment revenues	38,385	32,177	23,370	14,177	7,926	10,442	2,889	21,008	—	—	—	150,374
Expenses:
Property operating	11,039	11,036	9,721	4,021	4,389	2,862	1,628	—	—	—	—	44,696
Total segment expenses	11,039	11,036	9,721	4,021	4,389	2,862	1,628	—	—	—	—	44,696
Realized and unrealized loss from real estate-related securities									(4,308)			(4,308)
Realized and unrealized loss from real estate debt									(365)			(365)
Unrealized loss on note payable											(130)	(130)
Unrealized gain from interest rate derivatives											24	24
Loss from equity investments in unconsolidated international affiliated funds										(6,024)		(6,024)
Unrealized loss on commercial mortgage loans								(1,266)				(1,266)
Segment net operating income	$27,346	$21,141	$13,649	$10,156	$3,537	$7,580	$1,261	$19,742	$(4,673)	$(6,024)	$(106)	$93,609
Depreciation and amortization	(19,411)	(18,713)	(7,935)	(6,677)	(2,914)	(5,443)	(2,862)	—	—	—		(63,955)
General and administrative expenses												(7,024)
Advisory fee due to affiliates												(23,796)
Interest income												6,481
Interest expense												(29,346)
Net loss												$(24,031)
Net loss attributable to non-controlling interests in third-party joint ventures												(79)
Net income attributable to preferred stock												11
Net loss attributable to common stockholders												$(23,963)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

Note 21. Subsequent Events
Third Public Offering
The Third Public Offering Registration Statement was declared effective by the SEC on November 6, 2024. On the effective date of the Third Public Offering Registration Statement, the Follow-on Public Offering automatically terminated.

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
Public Offerings
On January 31, 2018, our Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of our common stock (the “Initial Public Offering”) was first declared effective by the SEC. The Initial Public Offering terminated on July 2, 2021.
Our Registration Statement on Form S-11 (File No. 333-252077) (the “Follow-on Registration Statement”) for our follow-on public offering of up to $5.0 billion of shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Follow-on Public Offering”), was declared effective by the SEC on July 2, 2021. The Follow-on Public Offering terminated on November 6, 2024.
On June 21, 2024, we filed a Registration Statement on Form S-11 (File No. 333-280368) (the “Third Public Offering Registration Statement”) for a third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan (the “Third Public Offering”). The Third Public Offering Registration Statement was declared effective on November 6, 2024. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
Q3 2024 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $28.4 million during the three months ended September 30, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.61%	5.35%	4.75%	4.83%
Year-to-Date Total Return, without upfront selling commissions	1.88%	1.69%	1.23%	1.26%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	0.16%	(2.31)%	(2.29)%
Inception-to-Date Total Return, without upfront selling commissions	8.06%	7.83%	7.54%	7.25%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	7.57%	6.89%	6.47%
Capital Activity:
•Raised $83.3 million of gross proceeds during the three months ended September 30, 2024.
•Satisfied all share repurchase requests, totaling $42.7 million, for the three months ended September 30, 2024.

Portfolio
The following charts outline the allocation of our investments based on fair value as of September 30, 2024(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (81%) and investments in our International Affiliated Funds (4%).
(2) RE-related Securities includes publicly listed REITs (4%) and CMBS (3%).
The following charts further describe the diversification of our direct investments in real properties based on fair value as of September 30, 2024(3)(4):

U.S. By Region (%)

Midwest
6%
East
18%
West
20%
South
56%

By Sector (%)

Grocery-Anchored Retail 11%
Single-Family Housing 6%
Office 5%
Healthcare 24%
Industrial 34%
Self-Storage 3%
Multifamily 17%

(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our directly held property in Copenhagen, Denmark.

The following map shows the location and property type of directly held real estate investments owned by ECF, in which we are currently invested, as of June 30, 2024:

European Cities Fund

Portfolio as of June 30, 2024

Via Darwin, Milan
Campus, Copenhagen
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Xanadú, Madrid
Kamppi, Helsinki
Meraville, Bologna
Logport, Venlo
CityPark Cross Dock, Vienna
CityPark 1 & 2, Vienna
CityPark 3,4 & 5, Vienna

Kamppi
Helsinki
Logport
Venlo
Campus
Copenhagen
Haagsche Zwaan
The Hague
The Cube
Berlin
Devonshire Sq
London
CityPark
Cross Dock
CityPark
Phases 1&2
CityPark
Phases 3,4&5
Via Darwin
Milan
Meraville
Bologna
Xanadú
Madrid
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, 30 June 2024.

The following map shows the location and property type of directly held real estate investments owned by APCF, in which we are currently invested, as of June 30, 2024:

Asia Pacific Cities Fund

Portfolio as of June 30, 2024

● Workplace/office ● Industrial/logistics ● Multifamily

Seoul
10
02
05
09
04
11
03
Tokyo
09
04
07
Osaka
08
Hong Kong
06
Singapore
01
Sydney

Source: Nuveen Real Estate, Jun 2024.
*Closing is expected to be in October.

183-185 Clarence St, Sydney
01

Namyangju Logistics, Seoul
02

Odawara Logistics, Tokyo
03

Japan Residential Portfolio I, Tokyo & Osaka
04

Uiwang Logistics, Seoul
05

One George Street, Singapore
06

Japan Residential Portfolio II, Osaka
07

Data Centre, Hong Kong
08

Japan Residential Portfolio III, Tokyo & Osaka
09

Logistics & Data Centre, Seoul
10

Japan Residential Portfolio IV, Tokyo
11

Jeongdong building*
12

Investments in Real Estate
The following charts provide information on our direct investments in real properties as of September 30, 2024:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	96%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	92%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	92%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	98%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	93%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	100%
Total Multifamily	9				1,378	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	97%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	93%
Total Industrial	30				5,073	Sq. Ft	99%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	97%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Total Retail	6				695	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	94%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	77%
Total Office	3				324	Sq. Ft	90%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	100%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	97%
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	75%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	83%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	69%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	72%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	69%
Total Self-Storage	5				3,074	Units	74%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	92%
Total Single-Family Housing	383						92%
Total Investment Properties	460						94%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of September 30, 2024 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	12	995	1%	101	1%
2025	67	11,762	13%	1,191	16%
2026	64	8,560	10%	904	13%
2027	60	14,039	16%	980	14%
2028	57	18,884	21%	1,434	20%
2029	42	5,037	6%	540	8%
2030	17	5,423	6%	334	5%
2031	6	1,864	2%	97	1%
2032	8	9,568	11%	832	12%
2033	14	8,106	9%	502	7%
Thereafter	9	4,360	5%	236	3%
Total	356	88,598	100%	7,151	100%
(1) The annualized September 30, 2024 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of September 30, 2024, we had 56 holdings and have invested $91.2 million in securities that are valued at $106.5 million.
The following chart further describes the diversification of our investments in real estate-related securities as of September 30, 2024:

By Sector (%)

Net lease 7%
Gaming 4%
Storage 8%
Apartments 7%
Healthcare 15%
Shopping Centers 9%
Industrial 16%
Tech Infra 18%
Other 8%
Office Property 2%
Manufactured Housing 3%
Hotels 3%

Investments in Real Estate Debt
We invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through investments and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 91%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 9% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (31%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 78%) whose base index rate of one-month SOFR is 4.85%, and help to generate a current portfolio yield of approximately 9.5%. As of September 30, 2024, we have invested $95.4 million in CMBS that are valued at $93.1 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of September 30, 2024:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. ECF is managed by an affiliate of TIAA. As of September 30, 2024, ECF had total equity commitments of $1.3 billion (€1.2 billion), all of which had been called. As of June 30, 2024, ECF had 12 assets with a gross asset value of $1.9 billion (€1.7 billion) and a loan-to-value ratio (“LTV”) of 41.9%. The ECF portfolio is well diversified and had a balanced country exposure with 21.6% in the United Kingdom, 13.7% in Italy, 13.5% in Spain, 13.1% in Finland, 11.6% in Germany, 10.9% in the Netherlands, 9.3% in Austria, and 6.3% in Denmark. The 12-month net total return and since-inception net total return was (7.7)% and 1.5%, respectively, as of June 30, 2024.
Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2024 was $0.2 million and $3.4 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. APCF is managed by an affiliate of TIAA. As of September 30, 2024, APCF had total equity commitments of $1.1 billion and had called $980.0 million of these commitments. As of June 30, 2024, APCF had 11 investments (26 assets) with a gross asset value of $1.5 billion and an LTV of 40.1%. APCF had 32.5% exposure in Singapore, 26.6% in Japan, 21.4% in South Korea, 12.9% in Hong Kong and 6.6% in Australia, resulting in a 12-month total return and a since-inception total return of 0.1% and 6.2% (foreign exchange-neutral), respectively, as of June 30, 2024.
Loss from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2024 was $1.4 million and $0.9 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of September 30, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 175 bps	11/9/2024	Interest only	$72,033	$54,526	$52,010
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 575 bps	11/9/2024	Interest only	$23,344	$21,509	$19,480
Panorama House(1)	11/16/2021	Senior	Multifamily	Roseville, CA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,230
Panorama House	11/16/2021	Mezzanine	Multifamily	Roseville, CA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$20,920
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$74,757	$74,700
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$24,919	$24,040
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$50,960
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2025	Interest only	$17,144	$17,144	$16,630
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,740
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,513	$20,520
Total										$360,230
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP and were not derecognized.
In accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at our election, the commercial mortgage loans are stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial mortgage loans are valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value will be based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the LTV and the cash flow of the underlying collateral), and the credit quality of the borrower.
For the three and nine months ended September 30, 2024, we had unrealized gains on commercial mortgage loans of $0.8 million and $0.8 million, respectively.
For the three and nine months ended September 30, 2024, we recognized interest and loan origination income from investments in commercial mortgage loans of $7.9 million and $23.3 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the nine months ended September 30, 2024, rising unemployment and falling inflation set the stage for the Federal Reserve Board (the "Fed") to begin cutting rates. As the Fed is forecasting additional rate cuts over the next couple of years, this should become a positive tailwind for real estate. However, near-term geopolitical uncertainty may continue to add volatility to the wider market.
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
Results of Operations
The following table sets forth the results of our operations for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Rental revenue	$44,216	$43,384	$832	$133,080	$129,366	$3,714
Income from commercial mortgage loans	7,871	7,471	400	23,252	21,008	2,244
Total revenues	52,087	50,855	1,232	156,332	150,374	5,958
Expenses
Rental property operating	16,075	14,977	1,098	47,573	44,696	2,877
General and administrative	1,970	2,641	(671)	6,375	7,024	(649)
Advisory fee due to affiliates	7,434	7,847	(413)	22,298	23,796	(1,498)
Depreciation and amortization	20,061	21,047	(986)	59,818	63,955	(4,137)
Total expenses	45,540	46,512	(972)	136,064	139,471	(3,407)
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	14,910	(9,609)	24,519	12,080	(4,308)	16,388
Realized and unrealized gain (loss) from real estate debt	508	(708)	1,216	2,528	(365)	2,893
Realized gain on sale of real estate investments	—	—	—	15	—	15
Loss from equity investments in unconsolidated International Affiliated Funds	(1,718)	(2,870)	1,152	(4,347)	(6,024)	1,677
Unrealized gain (loss) on commercial mortgage loans	846	431	415	787	(1,266)	2,053
Unrealized (loss) gain from interest-rate derivatives	(394)	136	(530)	(339)	24	(363)
Unrealized (loss) gain on note payable	(70)	(20)	(50)	105	(130)	235
Interest income	1,980	2,381	(401)	5,651	6,481	(830)
Interest expense	(11,610)	(10,788)	(822)	(33,756)	(29,346)	(4,410)
Total other income (expense)	4,452	(21,047)	25,499	(17,276)	(34,934)	17,658
Net income (loss)	$10,999	$(16,704)	$27,703	$2,992	$(24,031)	$27,023
Net loss attributable to non-controlling interests in third-party joint ventures	(6)	(21)	15	(20)	(79)	59
Net income attributable to preferred stock	4	3	1	11	11	—
Net income (loss) attributable to common stockholders	$11,001	$(16,686)	$27,687	$3,001	$(23,963)	$26,964
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made during the nine months ended September 30, 2023, our rental revenues and rental property operating expenses for the three and nine months ended September 30, 2024 and 2023 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2024 and 2023 and are further discussed below in “Same-Property Results of Operations.”
Income from Commercial Mortgage Loans
During the three and nine months ended September 30, 2024, income from commercial mortgage loans increased $0.4 million and $2.2 million, respectively, in comparison to the corresponding period in 2023, due to the acquisition of a commercial mortgage loan in March 2024 as well as additional fundings on commercial mortgage loans in 2024.

General and Administrative Expenses
During the three and nine months ended September 30, 2024, general and administrative expenses decreased by $0.7 million and $0.6 million, respectively, in comparison to the corresponding period in 2023, primarily attributable to a decrease in deferred tax expense.
Advisory Fee Due to Affiliates
During the three and nine months ended September 30, 2024, the advisory fee due to affiliates decreased by $0.4 million and $1.5 million, respectively, as compared to the corresponding period in 2023 due to a decrease in our NAV.
Depreciation and Amortization
During the three and nine months ended September 30, 2024, depreciation and amortization decreased by $1.0 million and $4.1 million, respectively, in comparison to the corresponding period in 2023 primarily due to certain intangible assets being fully amortized in 2023.
Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities changed $24.5 million from a loss of $(9.6) million for the three months ended September 30, 2023, to a gain of $14.9 million for the three months ended September 30, 2024. Realized and unrealized gain (loss) from real estate-related securities changed $16.4 million from a loss of $(4.3) million for the nine months ended September 30, 2023, to a gain of $12.1 million for the nine months ended September 30, 2024. The change was primarily driven by more favorable market conditions.
Realized and Unrealized Gain (Loss) from Real Estate Debt
Realized and unrealized gain (loss) from real estate debt changed $1.2 million from a loss of $(0.7) million for the three months ended September 30, 2023, to a gain of $0.5 million for the three months ended September 30, 2024. Realized and unrealized gain (loss) from real estate debt changed $2.9 million from a loss of $(0.4) million for the nine months ended September 30, 2023, to a gain of $2.5 million for the nine months ended September 30, 2024. The change was primarily due to the tightening of floating rate spreads.
Loss from Equity Investments in Unconsolidated International Affiliated Funds
During the three and nine months ended September 30, 2024, loss from equity investments in unconsolidated International Affiliated Funds decreased by $1.2 million and $1.7 million, respectively, as compared to the corresponding period in 2023, primarily driven by valuation increases in the office and logistics markets for ECF and APCF.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the three months ended September 30, 2024, unrealized gain (loss) on commercial mortgage loans increased by $0.4 million, compared to the corresponding period in 2023. Unrealized gain (loss) on commercial mortgage loans increased by $2.1 million from a loss of $(1.3) million for the nine months ended September 30, 2023, to a gain of $0.8 million for the nine months ended September 30, 2024. The change was primarily due to tightening spreads.
Interest Expense
During the three and nine months ended September 30, 2024, interest expense increased $0.8 million and $4.4 million, respectively, compared to the corresponding periods in 2023 due to additional borrowings on our Credit Facility.
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
For the three months ended September 30, 2024, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.
For the nine months ended September 30, 2024, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, four self-storage, and three office properties.

Same property operating results are measured by calculating same property net operating income (“NOI”). Same property NOI is a supplemental non-GAAP disclosure of our operating results that we believe is meaningful as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties. We define same property NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and (iii) other non-property-related revenue and expense items such as (a) general and administrative expenses, (b) management fees, (c) interest income, (d) income from real estate-related securities, (e) income from equity investments in unconsolidated international affiliated funds and (f) income from commercial mortgage loans.
Beginning December 31, 2023 and going forward, straight-line rental income will be excluded from same property NOI to more appropriately reflect the performance of our same property portfolio. Same property NOI in this Form 10-Q for the three and nine months ended September 30, 2023 has been adjusted to reflect this change.
Our same property NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss).
The following table reconciles GAAP net loss attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$11,001	$(16,686)	$3,001	$(23,963)
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(7,871)	(7,471)	(23,252)	(21,008)
Straight-line rental income	(585)	(2,020)	(1,609)	(3,321)
General and administrative	1,970	2,641	6,375	7,024
Advisory fee due to affiliates	7,434	7,847	22,298	23,796
Depreciation and amortization	20,061	21,047	59,818	63,955
Realized and unrealized (gain) loss from real estate-related securities	(14,910)	9,609	(12,080)	4,308
Realized and unrealized (gain) loss from real estate debt	(508)	708	(2,528)	365
Realized gain on sale of real estate investments	—	—	(15)	—
Loss from equity investments in unconsolidated International Affiliated Funds	1,718	2,870	4,347	6,024
Unrealized (gain) loss on commercial mortgage loans	(846)	(431)	(787)	1,266
Unrealized loss (gain) from interest rate derivatives	394	(136)	339	(24)
Unrealized loss (gain) on note payable	70	20	(105)	130
Interest income	(1,980)	(2,381)	(5,651)	(6,481)
Interest expense	11,610	10,788	33,756	29,346
Loss attributable to non-controlling interests in third-party joint ventures	(6)	(21)	(20)	(79)
Income attributable to preferred stock	4	3	11	11
NOI	$27,556	$26,387	$83,898	$81,349
Non-same property NOI	1,287	310	4,288	4,155
Same property NOI	$26,269	$26,077	$79,610	$77,194

The following table details the components of same property NOI ($ in thousands):

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
	2024	2023	$	%	2024	2023	$	%
Same property rental revenue
Multifamily	$8,108	$7,991	$117	1%	$24,165	$23,370	$795	3%
Healthcare	12,090	11,245	845	8%	36,231	33,260	2,971	9%
Industrial	12,093	12,073	20	—%	36,525	35,892	633	2%
Office	2,487	2,666	(179)	(7)%	7,757	7,561	196	3%
Retail	4,671	4,345	326	8%	14,217	14,025	192	1%
Self-Storage	983	1,060	(77)	(7)%	2,201	2,302	(101)	(4)%
Total revenues	40,432	39,380	1,052	3%	121,096	116,410	4,686	4%
Same property operating expenses
Multifamily	3,523	3,419	104	3%	10,089	9,719	370	4%
Healthcare	4,354	3,695	659	18%	12,788	12,030	758	6%
Industrial	3,566	3,575	(9)	—%	10,883	10,261	622	6%
Office	646	612	34	6%	1,974	1,880	94	5%
Retail	1,422	1,321	101	8%	4,310	3,985	325	8%
Self-Storage	652	681	(29)	(4)%	1,442	1,341	101	8%
Total expenses	14,163	13,303	860	6%	41,486	39,216	2,270	6%
Same property NOI	$26,269	$26,077	$192	1%	$79,610	$77,194	$2,416	3%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and nine months ended September 30, 2024, rental revenues increased by $1.1 million and $4.7 million, respectively, across the same property portfolio as compared to the corresponding periods in 2023.
For the three months ended September 30, 2024, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our healthcare properties, increases in tenant reimbursement income as a result of higher operating expenses at certain of our healthcare and retail properties, partially offset by a decrease in lease termination income at one of our office properties.
For the nine months ended September 30, 2024, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our healthcare and industrial properties, increases in tenant reimbursement income as a result of higher operating expenses at certain of our healthcare, industrial and retail properties as well as the collection of previously written off receivables at one of our office properties, partially offset by decreased rental income at certain of our self-storage properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the three and nine months ended September 30, 2024, property operating expenses increased by $0.9 million and $2.3 million, respectively, across the same property portfolio as compared to the corresponding periods in 2023.
For the three months ended September 30, 2024, the increases were driven primarily by increased real estate taxes at certain of our healthcare properties.
For the nine months ended September 30, 2024, the increases were driven primarily by increased real estate taxes at certain of our healthcare, industrial, retail and self-storage properties as well as increased maintenance expenses at certain of our multifamily properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $397.1 million of liquidity as of September 30, 2024, consisting of $163.0 million of an undrawn unsecured revolving credit facility, approximately $199.6 million in investments in real estate debt securities and real estate-related equity securities and $34.6 million of unrestricted cash on hand, that could be used to satisfy any potential liquidity requirements.

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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.4 billion as of September 30, 2024.
The following table is a summary of our indebtedness ($ in thousands):

	September 30, 2024			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	September 30, 2024	December 31, 2023
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	3.06%	2/20/2028	$175,169	$175,169	$175,527
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans	+0.70%	12/31/2032	21,259	21,259	21,096
Total mortgage loans secured by our properties				196,428	196,623
Deferred financing costs, net				(646)	(743)
Discount on assumed mortgage notes, net				(5,207)	(6,091)
Total net mortgage loans secured by our properties				190,575	189,789

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2025	71,947	71,947	69,263
Total loans secured by other investments				$262,522	$259,052

Unsecured loans:

Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/30/2024	321,000	158,000	116,000
Unsecured variable-rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	134,000
Total unsecured loans			455,000	292,000	250,000

Total indebtedness			$723,375	$554,522	$509,052
(1) “+” refers to the relevant floating benchmark, which include one-month SOFR and one-month CIBOR, as applicable to each secured or unsecured loan.
(2) Weighted-average maturity assumes maximum maturity date.
(3) See Note 11 "Mortgages Payable” to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our variable- and fixed-rate mortgage loans.
(4) Additional borrowing under our unsecured variable-rate revolving credit facility is immediately available.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital resources described above to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through September 30, 2024 have been satisfied.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, capital expenditures, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the advisory fee we pay to the Advisor, which impacts our liquidity.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash
($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$53,565	$58,481
Cash flows used in investing activities	(14,510)	(43,490)
Cash flows used in financing activities	(27,225)	(39,095)
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,830	$(24,104)
Cash flows provided by operating activities decreased $4.9 million during the nine months ended September 30, 2024 compared to the corresponding period in 2023 due to a $15.5 million lower increase in accounts payable, accrued expenses, and other liabilities, partially offset by a $10.9 million lower decrease in other assets.
Cash flows used in investing activities decreased $29.0 million during the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to a $13.8 million decrease in acquisitions of real estate and $36.5 million decrease in net purchases of real estate-related securities and real estate debt, partially offset by a $16.5 million increase in commercial mortgage loan originations and fundings.
Cash flows used in financing activities decreased $11.9 million during the nine months ended September 30, 2024 compared to the corresponding period in 2023 due to a $31.6 million decrease in common stock repurchases, a $9.5 million increase in subscriptions received in advance as well as a $2.7 million increase in borrowings under the note payable, partially offset by a $14.0 million decrease in net borrowings on the Credit Facility and a $18.3 million decrease in proceeds from issuance of common stock.
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

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$10,999	$(16,704)	$2,992	$(24,031)
Adjustments:
Real estate depreciation and amortization	20,061	21,047	59,818	63,955
Amount attributable to non-controlling interests for above adjustments	(85)	(85)	(255)	(264)
Funds from Operations attributable to common stockholders	30,975	4,258	62,555	39,660
Straight-line rental income	(585)	(888)	(1,609)	(3,321)
Amortization of above- and below-market lease intangibles	(907)	(1,031)	(2,772)	(3,087)
Amortization of deferred financing costs	323	319	966	900
Amortization of mortgage discount	295	294	884	899
Unrealized (gain) loss from changes in fair value of real estate-related securities	(12,531)	5,292	(8,882)	(1,142)
Unrealized (gain) loss from changes in fair value of real estate debt	(508)	696	(2,930)	296
Unrealized (gain) loss on commercial mortgage loans	(846)	(431)	(787)	1,266
Unrealized loss (gain) from interest rate derivatives	394	(136)	339	(24)
Unrealized loss (gain) on note payable	70	20	(105)	130
Amortization of restricted stock awards	91	91	197	197
Unrealized loss from investments in international affiliated funds	2,584	3,539	6,592	9,000
Adjusted Funds from Operations attributable to stockholders	$19,355	$12,023	$54,448	$44,774
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1996 and $0.6056 per share for the three and nine months ended September 30, 2024, respectively. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.
The following table details the aggregate distribution declared for each of our share classes:

	Three Months Ended September 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1996	$0.1996	$0.1996	$0.1996	$0.1996
Advisory fee per share of common stock	(0.0352)	(0.0348)	(0.0353)	(0.0351)	(0.0191)
Stockholder servicing fee per share of common stock	(0.0248)	(0.0249)	(0.0071)	—	—
Net distribution per share of common stock	$0.1396	$0.1399	$0.1572	$0.1645	$0.1805

	Nine Months Ended September 30, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.6056	$0.6056	$0.6056	$0.6056	$0.6056
Advisory fee per share of common stock	(0.1061)	(0.1047)	(0.1064)	(0.1058)	(0.0574)
Stockholder servicing fee per share of common stock	(0.0752)	(0.0750)	(0.0213)	—	—
Net distribution per share of common stock	$0.4243	$0.4259	$0.4779	$0.4998	$0.5482
For the three and nine months ended September 30, 2024, we declared and paid distributions of $28.4 million and $87.0 million, respectively. The September 2024 distribution was declared and paid in October 2024.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$15,933	56.00%	$16,594	56.57%
Reinvested in shares	12,517	44.00%	12,738	43.43%
Total distributions	$28,450	100.00%	$29,332	100.00%
Sources of distributions
Cash flows from operating activities	$15,087	53.03%	$13,364	45.56%
Debt and financing proceeds	13,363	46.97%	15,968	54.44%
Total sources of distributions	$28,450	100.00%	$29,332	100.00%
Total cash flows from operating activities	$15,087		$13,364

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$48,901	56.18%	$49,048	54.74%
Reinvested in shares	38,148	43.82%	40,557	45.26%
Total distributions	$87,049	100.00%	$89,605	100.00%
Sources of distributions
Cash flows from operating activities	$53,565	61.53%	$58,481	65.27%
Debt and financing proceeds	33,484	38.47%	31,124	34.73%
Total sources of distributions	$87,049	100.00%	$89,605	100.00%
Total cash flows from operating activities	$53,565		$58,481

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
We reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but exclude upfront selling commissions, dealer manager fees and stockholder servicing fees. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such offering. In connection with our initial public offering, the Advisor advanced $4.6 million of our organization and offering expenses on our behalf from our inception through December 2018. We began reimbursing the Advisor for all such expenses ratably over the 60 months commencing October 31, 2021, the date our NAV reached $1.0 billion. Such expenses will not be deducted from our NAV until they are payable to the Advisor.
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

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ and shares in thousands, except per-share data):

Components of NAV	September 30, 2024
Investments in real property	$2,198,657
Investments in commercial mortgage loans	193,030
Investments in international affiliated funds	111,773
Investments in real estate-related securities	106,493
Investments in real estate debt	93,083
Cash and cash equivalents	33,154
Restricted cash	30,744
Other assets	11,890
Debt obligations	(544,330)
Other liabilities	(71,674)
Subscriptions received in advance	(29,842)
Stockholder servicing fees payable the following month(1)	(521)
Non-controlling interests in joint venture	(5,564)
Net Asset Value	$2,126,893
Net Asset Value attributable to preferred stock	129
Net Asset Value attributable to common stockholders	$2,126,764
Number of outstanding shares of common stock	181,004
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2024, we have accrued under GAAP approximately $44.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2024
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$190,584	$522,934	$83,393	$967,875	$361,978	$2,126,764
Number of outstanding shares	16,267	45,167	7,102	82,737	29,731	181,004
NAV per share as of September 30, 2024	$11.72	$11.58	$11.74	$11.70	$12.18
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.91%	5.83%
Multifamily	6.65	5.48
Office	7.80	7.10
Healthcare	7.36	6.48
Retail	6.58	5.75
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	1.95%	1.91%	1.80%	2.02%	1.96%	1.79%	2.01%
(weighted average)	0.25% increase	(1.98)%	(1.91)%	(1.99)%	(1.86)%	(1.92)%	(1.95)%	(1.87)%
Exit Capitalization Rate	0.25% decrease	2.94%	2.91%	2.18%	2.61%	2.81%	2.61%	2.87%
(weighted average)	0.25% increase	(2.73)%	(2.72)%	(2.09)%	(2.35)%	(2.56)%	(2.77)%	(2.58)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2024
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,644,564
Redeemable non-controlling interest	355
Total partners’ capital of Operating Partnership	1,644,919
Adjustments:
Organization and offering costs(1)	2,118
Accrued stockholder servicing fees(2)	43,777
Unrealized net real estate and real estate debt appreciation(3)	186,478
Accumulated depreciation and amortization(4)	264,735
Straight-line rent receivable	(15,134)
Net Asset Value	$2,126,893
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after September 30, 2024
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$560,375	$190	$420,082	$86,659	$53,444
Organization and offering costs	2,118	847	1,271	—	—
Interest expense(1)	52,118	21,316	25,337	3,151	2,314
Ground leases(2)	17,716	93	761	776	16,086
Total	$632,327	$22,446	$447,451	$90,586	$71,844
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on each of the Credit Facility and note payable for the nine months ended September 30, 2024 were 7.02%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of September 30, 2024, the outstanding principal balance of our variable rate indebtedness was $363.9 million and consisted of our Revolving Facility, DDTL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the nine months ended September 30, 2024, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.3 million.
Certain of our mortgage loans are variable and indexed to three-month CIBOR. We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner as of September 30, 2024 to hedge the risk of increasing interest rates. For the nine months ended September 30, 2024, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of September 30, 2024. As of September 30, 2024, the fair value of our interest rate contract was $0.5 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investment, along with our investment in ECF. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of September 30, 2024.

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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
July 2024	12,816	$150,328
August 2024	54,721	$641,878
September 2024	85,258	$998,372
Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all classes of shares is limited to no more than 2% of our aggregate NAV attributable to stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV attributable to stockholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding calendar quarter). Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2024	1,476,767	0.8269%	11.70	1,476,767	—
August 2024	1,011,284	0.5643%	11.67	1,011,284	—
September 2024	1,162,594	0.6486%	11.67	1,162,594	—
	3,650,645	N/M	$11.68	3,650,645	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
On November 13, 2024, our board of directors approved the renewal of the Advisory Agreement effective as of January 23, 2025 for an additional one-year term expiring January 23, 2026. The terms of the Advisory Agreement otherwise remain unchanged.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

4.1	Amended and Restated Distribution Reinvestment Plan (included as Appendix A to the Registrant’s Registration Statement on Form S-11/A filed on October 11, 2024 and incorporated herein by reference).

10.1
Third Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.6 to the Registration Statement on Form S-11/A filed on October 11, 2024 and incorporated herein by reference).

10.2
Fourth Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2024.

10.3	Revolving Termination Date Extension Notice dated July 1, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2024 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 14, 2024