Form 10-K
period 2024-12-31
Nuveen Global Cities REIT, Inc.
filed 2025-03-21
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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

As of March 21, 2025, there were 15,266,925 outstanding shares of Class T common stock, 46,403,496 outstanding shares of Class S common stock, 7,066,556 outstanding shares of Class D common stock, 91,805,904 outstanding shares of Class I common stock and 28,902,108 outstanding shares of Class N common stock.

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
•    We depend on Nuveen Real Estate (as defined below) and its affiliates, including the Advisor (as defined below), and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave Nuveen Real Estate or otherwise become unavailable to us.
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
•    We may make joint venture investments, including with Nuveen’s affiliates and Other Nuveen Real Estate Accounts (as defined below). Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
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
•    We depend on tenants for our revenue, and therefore our revenue depends on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
•    We may be unable to renew leases as they expire.
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
On January 31, 2018, we commenced our initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”) pursuant to a registration statement on Form S-11 (File No. 333-222231) filed with the Securities and Exchange Commission (the “SEC”). On January 13, 2021, we filed a registration statement on Form S-11 (File No. 333-252077) for our follow-on public offering of up to $5.0 billion in shares of common stock (the “Follow-on Public Offering”), which was declared effective on July 2, 2021. The Follow-on Public Offering terminated on November 6, 2024.

On June 21, 2024, we filed a Registration Statement on Form S-11 (File No. 333-280368) (the “Third Public Offering Registration Statement”) for a third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan (the “Third Public Offering” and together with the Initial Public Offering and the Follow-on Public Offering, the “Offerings”). We are publicly selling any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. We continue to sell shares in our Third Public Offering.

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
Investment Strategy
Through its affiliation with Nuveen Real Estate, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Nuveen Real Estate is one of the world’s largest real estate investment managers, with approximately $141 billion in real estate assets under management across its equity and debt platform around the world as of December 31, 2024, including over $109 billion in real estate assets under management in the United States.
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
We expect that a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include properties in Canada, Europe and the Asia-Pacific region. In order to enhance the level of diversification, we make certain of our European and Asia-Pacific investments through funds established by Nuveen Real Estate, including European Cities Partnership SCSp and the Asia-Pacific Cities Fund (collectively, the “International Affiliated Funds”). The International Affiliated Funds were designed by Nuveen Real Estate and utilize the same cities-focused long-term research strategy that we employ. Our investments in the International Affiliated Funds enable us to invest side-by-side with a number of institutional investors into a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in Europe and the Asia-Pacific region. Since the scale of capital required to acquire a diversified portfolio of these types of properties on a global basis and across sectors is substantial, we believe that owning indirect interests in the properties owned by the International Affiliated Funds will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term.
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
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitations on indebtedness for money borrowed in our charter described below, our target leverage ratio is 30% to 50% of our gross real estate assets (measured using the fair market value of gross real estate assets, including equity in our securities portfolio), inclusive of property-level and entity-level debt, but excluding debt on our securities portfolio. Our leverage ratio calculation also factors in the leverage ratios of (i) properties we acquire directly and (ii) funds in which we may invest, including the International Affiliated Funds. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, is not included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).
Our real estate-related assets portfolio may have embedded leverage. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous offering, we may decide to obtain a line of credit under which we would reserve borrowing capacity. If we decide to draw on the Credit Facility or obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
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
Environmental, Social and Governance
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior Nuveen Real Estate professionals, and our Advisor is an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen. Nuveen is the asset management arm and wholly owned subsidiary of TIAA. As such, many of the corporate responsibility initiatives undertaken by TIAA are relevant to and impact our business and the business decisions made on our behalf by our Advisor. From its founding, TIAA has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance (“ESG”) factors into its investment decision-making process. TIAA also has a dedicated Global Real Estate ESG team that works closely with Nuveen Real Estate asset management teams across the globe to build on existing ESG efforts relevant to each vehicle’s strategy and scale them across the firm’s global real estate portfolio.
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
Review of Our Policies
Our board of directors, including our independent directors, has reviewed the policies described in this Annual Report on Form 10-K and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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
For the year ended December 31, 2024, we had net loss attributable to our stockholders of approximately $1.6 million. As of December 31, 2024, we had an accumulated deficit of approximately $468.9 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $79.7 million during the year ended December 31, 2024. We may incur net losses and continue to have an accumulated deficit in the future.
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
Economic events affecting the U.S. or global economy, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war and the related impact on macroeconomic conditions, terrorism, natural and environmental disasters and the spread of infectious illnesses, and public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including the breadth of our portfolio by property type and location, could be materially adversely affected.
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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2024, we funded our distributions approximately 59% from cash flows from operating activities and 41% from debt and financing proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
Neither the Advisor nor Nuveen Real Estate is obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the key personnel of the Advisor is obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other accounts and funds. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Nuveen Real Estate and Nuveen, will also be required by other accounts and funds. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.
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
The appraisals of our properties are conducted on a rolling basis, such that properties may be appraised at different times but each property is appraised at least once per quarter. As such, when these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may result from property-specific events or more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We do not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Advisor’s determination of our monthly NAV per share, which is calculated by our fund administrator under the supervision of the Advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who submit their shares to us for repurchase, or stockholders who buy new shares, or existing stockholders.
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
In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized if we were forced to sell assets.
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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directors, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above. We will not amend our charter to require a two-thirds vote of stockholders to remove directors or provide for a majority requirement for the calling of a stockholder-requested special meeting of stockholders without the approval of the holders of a majority of the shares entitled to vote on the matter.
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
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock. See "Description of Capital Stock-Preferred Stock."
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to the additional limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), our charter provides that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor and any of our or the Advisor's affiliates for any liability or loss suffered by them or hold our directors, the Advisor and any of our or the Advisor’s affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor or any of our or the Advisor’s affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares and 100,000,000 shares are classified as Class N shares, and 100,000,000 shares are classified as preferred stock. We may also issue shares in private offerings and Operating Partnership units to holders other than our company. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; (5) issue shares to sellers of properties we acquire in connection with an exchange of Operating Partnership units; or (6) issue equity incentive compensation to certain employees of the Advisor. To the extent we issue additional shares after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase shares, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership.

If you purchase shares of common stock in this offering, you may experience immediate dilution in the net tangible book value per share.

Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with this offering and (iii) the fees and expenses paid in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our NAV per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives.

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
Through our subsidiaries, we plan to acquire, invest in and manage instruments that could be deemed to be securities for purposes of the Investment Company Act. Accordingly, it is possible that more than 40% of the assets of our subsidiaries will be investments that will be deemed to be investment securities for Investment Company Act purposes. However, in such a circumstance, in reliance on Section 3(c)(5)(C) of the Investment Company Act, we do not intend to register any of our subsidiaries as an investment company under the Investment Company Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each such subsidiary’s portfolio must consist of qualifying assets and at least 80% of each of their portfolios must consist of qualifying assets and real estate-related assets under the Investment Company Act (and no more than 20% consisting of non-qualifying or non-real estate-related assets). As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.

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
We rely heavily on TIAA’s, Nuveen Real Estate’s and Nuveen’s financial, accounting, communications and other data- processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cybersecurity incidents. Breaches of Nuveen Real Estate’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code. Although Nuveen Real Estate takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. If such systems are compromised or disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Nuveen Real Estate and Nuveen may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation-state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen Real Estate and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen Real Estate and Nuveen because Nuveen Real Estate and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen Real Estate and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen Real Estate’s and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen Real Estate and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.
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
Other disruptive events, including natural disasters and public health or pandemic crises may adversely affect our ability to conduct business. Such adverse effects may include the inability of the Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to Nuveen Real Estate’s business operations may cause operational issues.

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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this Offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, contains a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

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
•    adverse economic conditions as a result of an epidemic, pandemic or other health-related issues in one or more markets where we own property;
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
A recession, slowdown or sustained downturn in the U.S. or global real estate market, and the U.S. or global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets, including those resulting from inflation and elevated interest rates. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments’ capital structures.
Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Additionally, events such as war, terrorism, natural and environmental disasters and public health emergencies may adversely affect the global economy and the markets in which we and the International Affiliated Funds invest. These events could reduce consumer demand or economic output, result in market closure, and generally have a significant impact on the economy, our operations and our performance.
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
Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. As of December 31, 2024, our portfolio is heavily concentrated in residential, industrial and healthcare assets and geographically concentrated in the southern and western regions of the United States. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
To the extent the operations and ability of the International Affiliated Funds, or any other entity through which we indirectly invest in real estate, to make distributions or redeem interests in the funds is adversely affected by any of these risks, our operations and ability to pay distributions to you will be adversely affected. The International Affiliated Funds may make investments in countries or regions where none of we, the Advisor and its affiliates, nor the International Affiliated Funds, has previously invested, which may expose the International Affiliated Funds to additional risk with regard to that jurisdiction’s applicable laws, which may adversely impact our investments in the International Affiliated Funds.
We face significant competition in acquiring properties.
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by Nuveen and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Nuveen’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for purposes of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in any such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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

In addition, in connection with any shared investments in which we participate alongside any investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate or its affiliates, whether currently in existence or subsequently established ("Other Nuveen Real Estate Accounts"), the Advisor may from time to time grant absolutely to or share with such Other Nuveen Real Estate Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other Nuveen Real Estate Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Nuveen Real Estate Accounts.
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
•    under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture or buy the joint venture partner’s share of the joint venture, in either case, at a time when it would not otherwise be in our best interest to do so;
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
We cannot assure you that the International Affiliated Funds will have capital available on favorable terms or at all to fund the redemption of interests. If the International Affiliated Funds are not able to raise additional capital to meet redemption requests, the International Affiliated Funds may be required to sell assets that they would otherwise elect to retain or sell assets or otherwise raise capital on less-than-favorable terms or at a time when they would not otherwise do so. If the International Affiliated Funds are forced to sell any assets under such circumstances, the disposition of such assets could materially adversely impact their operations and ability to make distributions to us and, consequently, the value of our investments in the International Affiliated Funds.

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

We depend on tenants for our revenue, and therefore our revenue depends on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success indirectly depends on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.
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
We may be unable to renew leases as they expire.
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
A number of our residential properties are part of homeowners’ associations (“HOAs”), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which are subject to change and may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
A number of our residential properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that exceed our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. Furthermore, in certain jurisdictions, HOAs may have a statutory right of first refusal to purchase certain types of properties we may desire to sell. Moreover, in certain jurisdictions (such as in Florida), HOAs may be entitled to dispute rent increases, which may result in arbitration. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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
Life science properties and their tenants are subject to a number of unique risks, the occurrence of any of which could adversely affect our results of operations and financial condition. In particular, life science tenants are subject to a number of risks unique to their industry, including (1) high levels of regulation including increasing government price controls and other healthcare cost containment measures, (2) failures in the safety and efficacy of their products, (3) significant funding requirements for product research and development, and (4) changes in technology, patent expiration and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect property revenue and valuation.
In addition, improvements to life science properties are typically more costly than improvements to traditional office space or other property types. Many life science properties generally contain infrastructure improvements that are significantly more costly than improvements to other property types. Typical improvements include (1) reinforced concrete floors, (2) upgraded roof loading capacity, (3) increased floor-to-ceiling heights, (4) heavy-duty HVAC systems, (5) enhanced environmental control technology, (6) significantly upgraded electrical, gas and plumbing infrastructure, and (7) laboratory benches.
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
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small-capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

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
While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests, our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially or operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to volatile market movements.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, which may cause us to incur substantial or total losses on our investments and, in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans.

Our investments in debt backed principally by real estate face a number of general market-related risks that can affect the creditworthiness of issuers and worsening economic conditions could increase the default risk.
We invest in debt backed principally by real estate. Any deterioration of real estate fundamentals could negatively impact our performance by making it more difficult for borrowers to satisfy their payment obligations to us, increasing the default risk. A deterioration of general economic conditions also will negatively affect the creditworthiness of borrowers relating to our debt investments. In addition, the real estate collateral underlying our debt investments may be negatively impacted by market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area, the financial resources of tenants, changes in availability of debt financing that may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences. There can be no assurance that there will be a ready market for the resale of our investments in debt backed principally by real estate because these investments may not be liquid. Illiquidity may result from the absence of an established market for these investments, as well as legal or contractual restrictions on their resale by us.

Investments in real estate-related assets may be subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The real estate-related assets in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related assets in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (1) the possible invalidation of an investment transaction as a “fraudulent conveyance,” (2) lender liability claims by the issuer of the obligation and (3) environmental liabilities. Our investments may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer or borrower repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
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
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgaged properties are located, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, the financial health of the tenants, the property location and condition, competition from other properties, real estate taxes and government regulation. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan.
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
We may utilize a wide variety of derivative financial instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater-than-ordinary investment risks. We may use these instruments to manage or mitigate our risk to the exposure of the effects of currency changes as a result of our international investments or interest rate changes due to variable-rate debt. Any such hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio.
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
Revenues generated from properties and other real estate-related assets we own located in markets outside the United States may be denominated in the local currency. Therefore, our investments outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.
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
Interest we pay on our loan obligations will reduce cash available for distributions. For our variable-rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

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
Certain inherent conflicts of interest arise from the fact that Nuveen and its affiliates provide investment management and other services both to us and to other persons and entities, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including the sponsoring, closing and/or managing of Other Nuveen Real Estate Accounts. In particular, there is overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real Estate Accounts that may be established. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.
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
There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Nuveen Real Estate Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Nuveen Real Estate Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm or by the Advisor and its affiliates. Similarly, there may also be circumstances, including in the case where there is a single buyer who is seeking to purchase a pool or combination of assets, properties, securities or instruments, where we and Other Nuveen Real Estate Accounts participate in a single transaction or related transactions with such buyer where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Nuveen Real Estate Accounts. The allocation of such specific items may be based on the Advisor’s determination of the expected returns for such items (e.g., specific items with higher expected returns may be allocated to Other Nuveen Real Estate Accounts whereas those with lower relative expected returns may be allocated to us or vice versa), and in any such case the combined purchase price paid by such buyer would be allocated among the multiple assets, properties, securities or instruments based on a determination by such buyer, by a third-party valuation firm or the Advisor and its affiliates. There can be no assurance that the relevant investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated or received if such investment were sold independently rather than as a component of a portfolio sale that contains investments of Other Nuveen Real Estate Accounts.
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
Our board of directors has adopted a resolution that, subject to certain exceptions set forth in our charter, none of our directors, officers or agents are required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that renounces our interest or expectancy in, or in being offered an opportunity to participate in any such, business opportunities, unless those opportunities are offered to such person in his or her capacity as our director, officer or agent and intended exclusively for us or any of our subsidiaries.
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
Nuveen reserves the right to raise and manage additional accounts and funds, including the Other Nuveen Real Estate Accounts and other opportunistic, stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower-risk, lower-return funds, higher-risk, higher-return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, there is overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real Estate Accounts that may be established. The closing of an Other Nuveen Real Estate Account could result in the reallocation of Nuveen personnel, including reallocation of existing real estate professionals, to such Other Nuveen Real Estate Accounts. In addition, potential investments that may be suitable for us may be directed toward such Other Nuveen Real Estate Accounts.
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
Certain properties owned by us or an Other Nuveen Real Estate Account may be leased out to tenants that are affiliates of Nuveen, including Other Nuveen Real Estate Accounts and their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Advisor will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors.

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
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including entities treated as individuals for this purpose) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” Our charter permits our board of directors to grant exemptions from the ownership limits and establish alternative ownership limits if various conditions designed to ensure our continuing ability to qualify as a REIT are satisfied. The constructive ownership rules under the Code and our charter are complex and may cause the shares of our stock owned by a group of related persons to be treated as owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of our common stock or our capital stock, respectively, and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of an ownership limit without the consent of our board of directors will result either in the shares in excess of the ownership limits being transferred by operation of the charter to a charitable trust or in the transfer being void.

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
In addition to any potential withholding tax on ordinary dividends, a-non-U.S.-holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2)-the-non-U.S.-holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Final Treasury regulations that are effective as of April 25, 2024 (the “Final

Regulations”), modify prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or nonpublic domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
Even if we are domestically controlled, a-non-U.S.-holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such-non-U.S.-holder did not own more than 10% of such class at any time during the one-year-period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
We seek to act in the best interests of our company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential-non-U.S.-holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
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
The failure of mezzanine loans to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We have invested in mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. If any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.
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

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, ("IRAs"), or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
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
Cybersecurity Program Overview
TIAA, on our behalf, has a program and formal processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information technology (“IT”) systems of TIAA and other third-party IT service providers to TIAA. TIAA and the Advisor manage our day-to-day operations and have implemented a cybersecurity program that applies to us and our operations.
We depend on and engage various third parties and service providers, including suppliers, custodians, transfer agents, property management companies, and joint venture partners, to operate its commercial real estate and investment business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of TIAA when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA, the Company, and other products, subsidiaries and affiliates of TIAA and their respective third-party service providers.
This cyber risk management program is integrated into TIAA’s overall risk management program. It involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. TIAA relies on its internal subject matter experts and external experts, as needed, including but not limited to cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, applicable to the Company and other products, subsidiaries, and affiliates of TIAA.
TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company in connection with its day-to-day commercial real estate, investment, and other operations.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. TIAA maintained appropriate cyber security policies and procedures during the 12-month period covered by this report and there were no material cybersecurity issues that affected us. Cybersecurity risk remains heightened to the financial industry, including us, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact our operations. TIAA continues to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers.
Cybersecurity Governance
Our board of directors oversees risks from cybersecurity threats and has delegated responsibility for such oversight of cybersecurity matters to the audit committee. The audit committee receives periodic updates from TIAA's cybersecurity leadership regarding the overall state of TIAA's cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.
TIAA’s management, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including us. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in in this area, including in IT and cybersecurity engineering as well as cybersecurity leadership experience in other major financial institutions. Management of the Advisor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Public Offering of Common Stock
The Third Public Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock sold in the Third Public Offering are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2025, there were 14,168 stockholders of record of our common stock, including 2,614 holders of Class T shares, 4,187 holders of Class S shares, 724 holders of Class D shares and 6,642 holders of Class I shares. Our Class N shares are not offered or sold in the Third Public Offering and the Class N shares pay lower advisory fees than the other share classes.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Third Public Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV of each class of shares:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	up to 0.5%(1)	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(2)	0.85%	0.25%	—
(1)    For Class T shares sold in the Third Public Offering, the upfront selling commissions and dealer manager fees may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
(2)    Consists of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum (or other amounts, provided that the sum equals 0.85%), of the aggregate NAV of outstanding Class T shares.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2024, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees or stockholder servicing fees.
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

The following table presents our monthly NAV per share for each of the five classes of shares from January 31, 2022 through December 31, 2024:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
January 31, 2022	$12.65	$12.52	$12.68	$12.66	$13.08
February 28, 2022	$12.74	$12.61	$12.77	$12.74	$13.17
March 31, 2022	$12.93	$12.79	$12.97	$12.93	$13.38
April 30, 2022	$13.09	$12.94	$13.12	$13.08	$13.56
May 31, 2022	$13.14	$13.00	$13.17	$13.13	$13.62
June 30, 2022	$13.11	$12.98	$13.15	$13.10	$13.58
July 31, 2022	$13.21	$13.07	$13.24	$13.19	$13.67
August 31, 2022	$13.15	$13.01	$13.19	$13.13	$13.63
September 30, 2022	$13.06	$12.92	$13.09	$13.04	$13.53
October 31, 2022	$13.02	$12.88	$13.05	$13.00	$13.48
November 30, 2022	$13.02	$12.88	$13.05	$13.00	$13.48
December 31, 2022	$12.78	$12.65	$12.82	$12.77	$13.25
January 31, 2023	$12.80	$12.66	$12.83	$12.78	$13.26
February 28, 2023	$12.65	$12.51	$12.68	$12.63	$13.11
March 31, 2023	$12.42	$12.29	$12.46	$12.41	$12.89
April 30, 2023	$12.40	$12.27	$12.44	$12.39	$12.87
May 31, 2023	$12.32	$12.18	$12.35	$12.30	$12.78
June 30, 2023	$12.30	$12.16	$12.33	$12.28	$12.76
July 31, 2023	$12.29	$12.16	$12.32	$12.27	$12.75
August 31, 2023	$12.22	$12.08	$12.25	$12.20	$12.68
September 30, 2023	$12.13	$11.99	$12.16	$12.11	$12.59
October 31, 2023	$12.08	$11.95	$12.11	$12.06	$12.54
November 30, 2023	$12.06	$11.92	$12.08	$12.04	$12.52
December 31, 2023	$11.99	$11.86	$12.02	$11.98	$12.45
January 31, 2024	$11.93	$11.80	$11.96	$11.92	$12.39
February 28, 2024	$11.90	$11.76	$11.92	$11.88	$12.36
March 31, 2024	$11.82	$11.68	$11.85	$11.80	$12.28
April 30, 2024	$11.74	$11.60	$11.76	$11.72	$12.20
May 31, 2024	$11.75	$11.61	$11.78	$11.73	$12.21
June 30, 2024	$11.75	$11.61	$11.77	$11.73	$12.21
July 31, 2024	$11.73	$11.59	$11.76	$11.71	$12.19
August 31, 2024	$11.72	$11.58	$11.75	$11.70	$12.18
September 30, 2024	$11.72	$11.58	$11.74	$11.70	$12.18
October 31, 2024	$11.68	$11.54	$11.71	$11.66	$12.14
November 30, 2024	$11.68	$11.54	$11.70	$11.66	$12.14
December 31, 2024	$11.61	$11.47	$11.64	$11.59	$12.07

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and shares in thousands, except per share data):

Components of NAV	December 31, 2024
Investments in real property	$2,260,603
Investments in commercial mortgage loans	197,252
Investments in international affiliated funds	109,056
Investments in real estate debt	103,886
Investments in real estate-related securities	103,536
Cash and cash equivalents	22,545
Restricted cash	33,219
Other assets	11,935
Debt obligations	(582,283)
Other liabilities	(67,994)
Subscriptions received in advance	(32,315)
Stockholder servicing fees payable the following month(1)	(531)
Non-controlling interests in joint venture	(5,529)
Net Asset Value	$2,153,380
Net Asset Value attributable to preferred stock	125
Net Asset Value attributable to common stockholders	$2,153,255
Number of outstanding shares of common stock	184,925
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2024, we have accrued under GAAP approximately $43.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2024
($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$181,207	$520,327	$83,808	$1,009,043	$358,870	$2,153,255
Number of outstanding shares	15,605	45,353	7,201	87,035	29,731	184,925
NAV per share as of December 31, 2024	$11.61	$11.47	$11.64	$11.59	$12.07
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.94%	5.83%
Multifamily	6.66	5.49
Office	7.80	7.11
Healthcare	7.36	6.48
Retail	6.72	5.74
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	1.97%	1.99%	1.89%	2.05%	1.99%	1.96%	2.00%
(weighted average)	0.25% increase	(1.96)%	(1.87)%	(1.89)%	(1.84)%	(1.77)%	(1.96)%	(1.78)%
Exit Capitalization Rate	0.25% decrease	2.93%	2.98%	2.27%	2.64%	2.81%	2.77%	2.92%
(weighted average)	0.25% increase	(2.72)%	(2.63)%	(2.08)%	(2.32)%	(2.47)%	(2.61)%	(2.64)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2024
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,651,372
Redeemable non-controlling interest	277
Total partners' capital of Operating Partnership	1,651,649
Adjustments:
Organization and offering costs(1)	1,677
Accrued stockholder servicing fees(2)	43,322
Unrealized net real estate and real estate debt appreciation(3)	188,375
Accumulated depreciation and amortization(4)	283,667
Straight-line rent receivable	(15,310)
Net Asset Value	$2,153,380
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

Distribution Policy
Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our stockholders will not be entitled to receive a distribution if the shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our stockholders, our board of directors approves a monthly distribution for a certain dollar amount for each class of our common stock. We then calculate each stockholder’s specific distribution amount for the month using applicable record dates.
Our distribution policy reflects our intention to pay distributions monthly, subject to the discretion of the board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which is deducted from the monthly distribution per share and paid directly to the applicable recipient.

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.8668 per share for the year ended December 31, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipient.
The following tables detail the aggregate distribution declared for each of our share classes:

	For the Year Ended December 31, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8668	$0.8668	$0.8668	$0.8668	$0.8668
Advisory fee per share of common stock	(0.1526)	(0.1506)	(0.1530)	(0.1523)	(0.0826)
Stockholder servicing fee per share of common stock	(0.1084)	(0.1079)	(0.0310)	—	—
Net distribution per share of common stock	$0.6058	$0.6083	$0.6828	$0.7145	$0.7842
For the year ended December 31, 2024, we declared and paid distributions of $115.5 million. The December 2024 distribution was declared and paid in January 2025, and is excluded from the analysis below as it will be a 2025 tax event.

The following table outlines the tax characterization of our distributions paid in 2024, 2023 and 2022 as a percentage of total distributions:

	Ordinary Income	Capital Gains	Return of Capital
2024 Tax Year	9%	—%	91%
2023 Tax Year	—%	—%	100%
2022 Tax Year	—%	—%	100%
The following tables summarizes our distributions declared and paid ($ in thousands):

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$64,811	56.10%	$65,921	55.34%	$58,055	59.44%
Reinvested in shares	50,712	43.90%	53,195	44.66%	39,618	40.56%
Total distributions	$115,523	100.00%	$119,116	100.00%	$97,673	100.00%
Sources of distributions
Cash flows from operating activities	$68,680	59.45%	$74,022	62.14%	$89,868	92.01%
Debt and financing proceeds	46,843	40.55%	45,094	37.86%	7,805	7.99%
Total sources of distributions	$115,523	100.00%	$119,116	100.00%	$97,673	100.00%
Total cash flows from operating activities	$68,680		$74,022		$89,868

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby holders of Class T shares, Class S shares, Class D shares and Class I shares (other than residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Mississippi, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of our common stock (of that same class) unless they elect to receive their distributions in cash. The holder of Class N shares is not eligible to participate in the distribution reinvestment plan and receives its distributions in cash. Residents of the states listed above and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will also receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan are automatically reinvested in our shares on behalf of the participants on the first business day of the subsequent month.
Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of shares will be limited to 2% of our aggregate NAV attributable to stockholders per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV attributable to stockholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding calendar quarter). Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, we may modify, suspend or terminate the share repurchase plan.
During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2024	2,278,842	1.21%	11.66	2,278,842	—
November 2024	1,608,399	0.85%	11.64	1,608,399	—
December 2024	1,264,969	0.67%	11.64	1,264,969	—
	5,152,210	N/M	$11.65	5,152,210	—
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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
October 1, 2024	192,193	$2,248,663
November 1, 2024	320,047	$3,731,277
December 1, 2024	257,998	$3,008,255
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
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 and qualifies as a REIT for U.S. federal income tax purposes. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC, an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen. Nuveen is the asset management arm and a wholly owned subsidiary of TIAA.
Public Offerings
On January 31, 2018, the Initial Public Offering Registration Statement was first declared effective by the SEC. The Initial Public Offering terminated on July 2, 2021.
The Follow-on Registration Statement was declared effective by the SEC on July 2, 2021. The Follow-on Public Offering terminated on November 6, 2024.
On June 21, 2024, we filed Third Public Offering Registration Statement for a third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan. The Third Public Offering Registration Statement was declared effective on November 6, 2024. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
2024 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $115.5 million during the year ended December 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.59%	5.33%	4.74%	4.81%
Year-to-Date Total Return, without upfront selling commissions	2.37%	2.11%	1.51%	1.54%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	0.58%	(2.05)%	(2.02)%
Inception-to-Date Total Return, without upfront selling commissions	7.82%	7.59%	7.26%	6.93%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	7.34%	6.64%	6.20%
Investments:
•In December 2024, we acquired Short Pump Station, a grocery-anchored retail property located in the Short Pump submarket of Richmond, Virginia. The purchase price was $55.0 million, which includes the assumption of a mortgage of $24 million. The 91,396 square foot property is 97% leased.
•In March 2024, we originated a $20.0 million floating-rate senior loan to finance the acquisition of a two-property self-storage portfolio with assets located in San Marcos and Georgetown, Texas.
Capital Activity and Financings:
•Raised $340.0 million of gross proceeds during the year ended December 31, 2024.
•Satisfied all share repurchase requests, totaling $276.2 million, for the year ended December 31, 2024.

Portfolio
The following charts outline the allocation of our investments based on fair value as of December 31, 2024(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (82%) and investments in our International Affiliated Funds (3%).
(2) RE-related Securities includes publicly-listed REITs (4%) and CMBS (4%) as shown on our Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of December 31, 2024(3)(4):

U.S. By Region (%)

Midwest
6%
East
20%
South
54%
West
20%

By Sector (%)

Grocery-Anchored Retail 13%
Single-Family Housing 6%
Office 5%
Healthcare 24%
Industrial 33%
Self-Storage 3%
Multifamily 16%

(3) Allocation by region includes only directly-owned domestic property investments.
(4) Allocation by sector includes our directly held property in Copenhagen, Denmark.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSp (“ECF”), in which we are currently invested, as of December 31, 2024:

European Cities Fund

Portfolio as at 30 September 2024

Via Darwin, Milan
Campus, Copenhagen
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Xanadú, Madrid
Kamppi, Helsinki
Meraville, Bologna
Logport, Venlo
City Park Cross Dock, Vienna
City Park 1 & 2, Vienna
City Park 3,4 & 5, Vienna

Kamppi
Helsinki
Logport
Venlo
Campus
Copenhagen
Haagsche Zwaan
The Hague
The Cube
Berlin
Devonshire Sq
London
City Park
Cross Dock
City Park
Phases 1&2
City Park
Phases 3,4&5
Via Darwin
Milan
Meraville
Bologna
Xanadú
Madrid
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, 30 Sep 2024.

FOR FINANCIAL PROFESSIONAL USE ONLY. NOT FOR PUBLIC DISTRIBUTION AND NOT FOR USE BY RETAIL INVESTORS.

nuveen

TIAA-CREF Bond Fund 1

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of December 31, 2024

Asia Pacific Cities Fund
A high-quality seed portfolio

Workplace/office
Industrial/logistics
Multifamily
Seoul
Tokyo
Osaka
Hong Kong
Singapore
Sydney
01
02
03
04
05
06
07
08
09
10
11
12

183-185 Clarence St, Sydney 01
Namyangju Logistics, Seoul 02
Odawara Logistics, Tokyo 03
Japan Residential Portfolio I, Tokyo & Osaka 04
Uiwang Logistics, Seoul 05
One George Street, Singapore 06
Japan Residential Portfolio II, Osaka 07
Data Centre, Hong Kong 08
Japan Residential Portfolio III, Tokyo & Osaka 09
Logistics & Data Centre, Seoul 10
Japan Residential Portfolio IV, Tokyo 11
Jeongdong building 12

Source: Nuveen Real Estate, Sep 2024.

1
FOR FINANCIAL PROFESSIONAL USE ONLY. NOT FOR PUBLIC DISTRIBUTION AND NOT FOR USE BY RETAIL INVESTORS.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of December 31, 2024:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	93%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	94%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	98%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	89%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	100%
Total Multifamily	9				1,378	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	100%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	94%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	93%
Total Industrial	30				5,073	Sq. Ft	99%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	97%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	91	Sq. Ft	97%
Total Retail	7				786	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	88%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	77%
Total Office	3				324	Sq. Ft	88%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	95%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	96%
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	76%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	81%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	71%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	71%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	73%
Total Self-Storage	5				3,074	Units	74%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	94%
Total Single-Family Housing	383						94%
Total Investment Properties	461						94%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of December 31, 2024 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025	68	$11,686	13%	1,179	16%
2026	65	8,751	10%	907	13%
2027	65	14,720	16%	990	14%
2028	60	19,665	21%	1,536	21%
2029	50	6,064	7%	617	8%
2030	22	5,918	6%	359	5%
2031	9	2,142	2%	104	1%
2032	10	10,084	11%	842	12%
2033	17	8,480	9%	510	7%
2034	5	1,067	1%	28	—%
Thereafter	5	3,249	4%	203	3%
Total	376	$91,826	100%	7,275	100%
(1) The annualized December 31, 2024 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of December 31, 2024, we had 56 holdings and have invested $97.5 million in securities that are valued at $103.5 million.
The following chart further describes the diversification of our investments in real estate-related securities of December 31, 2024:

By Sector (%)

Healthcare
16%
Shopping Centers
9%
Tech Infra
17%
Office Property
3%
Hotels
3%
Other
12%
Industrial
14%
Apartments
8%
Storage
6%
Diversified
12%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 91%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 9% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (32%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 80%) whose base index rate of one-month SOFR is 4.33%, and help to generate a current portfolio yield of approximately 8.3%. As of December 31, 2024, we have invested $105.5 million in CMBS that are valued at $103.9 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of December 31, 2024:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of December 31, 2024, ECF had total equity commitments of $1.2 billion (€1.2 billion), all of which had been called. As of September 30, 2024, ECF had 12 assets with a gross asset value of $1.7 billion (€1.6 billion) and a loan to value ("LTV") ratio of 39.1%. The ECF portfolio is well diversified and had a balanced country exposure with 21.9% in the United Kingdom, 13.7% in Italy, 13.5% in Spain, 12.7% in Finland, 11.6% in Germany, 10.9% in the Netherlands, 9.4% in Austria, and 6.3% in Denmark. The 12-month net total return and since inception net total return was (6.6)% and 1.5%, respectively, as of September 30, 2024.
(Loss) income from equity investments in unconsolidated international affiliated funds from ECF for the years ended December 31, 2024, 2023 and 2022 was $(3.2) million, $(8.7) million and $5.6 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of December 31, 2024, APCF had total equity commitments of $1.14 billion and had called $1.1 billion billion of these commitments. As of September 30, 2024, APCF had eleven investments (26 assets) with a gross asset value of $1.7 billion and a LTV ratio of 39.3%. APCF had 32.3% exposure in Singapore, 28.1% in Japan, 21.2% in South Korea, 12.0% in Hong Kong and 6.4% in Australia resulting in a 12-month total return and a since inception total return of 4.2% and 4.1% (foreign exchange neutral), respectively, as of September 30, 2024.
Income (loss) from equity investments in unconsolidated international affiliated funds from APCF for the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $1.7 million and ($2.2) million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of December 31, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,440
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,040
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,400
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,070
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$75,327	$75,315
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$25,109	$24,578
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$51,080
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2025	Interest only	$17,144	$17,144	$16,700
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,840
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,702	$20,709
Total										$370,172
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
For the years ended December 31, 2024, 2023, and 2022, we had unrealized gains (losses) on our commercial mortgage loans of $2.3 million, $(3.3) million, and $(2.1) respectively.
For the years ended December 31, 2024, 2023 and 2022, we recognized interest and loan origination income from our investment in commercial mortgage loans of $30.7 million, $27.9 million and $15.1 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the year ended December 31, 2024, global markets continued to experience volatility, driven by concerns over persistent inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. However, global real estate values started to show signs of stabilization as total returns for real estate became positive during 2024, driven by consistently positive and stable income returns coupled with modest valuation changes. The ease of inflation has led most developed market central banks to begin to taper interest rates. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
Results of operations are also dependent on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, healthcare and housing properties, are translating into strong net operating income growth, and investors continue to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a rising interest rate environment, as real estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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
Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2024 vs 2023
Revenues
Rental revenue	$175,492	$173,974	$1,518
Income from commercial mortgage loans	30,718	27,945	2,773
Total revenues	206,210	201,919	4,291
Expenses
Rental property operating	61,521	59,650	1,871
General and administrative	8,859	8,261	598
Advisory fee due to affiliate	29,843	31,539	(1,696)
Depreciation and amortization	79,744	84,975	(5,231)
Total expenses	179,967	184,425	(4,458)
Other income (expense)
Realized and unrealized gain from real estate-related securities	5,190	12,565	(7,375)
Realized and unrealized gain (loss) from real estate debt	3,175	(1,258)	4,433
Realized gain on sale of real estate investments	15	—	15
Loss from equity investment in unconsolidated international affiliated funds	(1,215)	(6,947)	5,732
Unrealized gain (loss) on commercial mortgage loans	2,313	(3,325)	5,638
Unrealized loss from interest rate derivatives	(597)	(122)	(475)
Unrealized loss on note payable	(5)	(140)	135
Interest income	7,798	8,679	(881)
Interest expense	(44,477)	(39,778)	(4,699)
Total other income (expense)	(27,803)	(30,326)	2,523
Net loss	$(1,560)	$(12,832)	$11,272
Net loss attributable to non-controlling interests in third party joint ventures	(23)	(93)	70
Net income attributable to preferred stock	15	15	—
Net loss attributable to common stockholders	$(1,552)	$(12,754)	$11,202
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made during the year ended December 31, 2023, our rental revenues and rental property operating expenses for the years ended December 31, 2024 and 2023 are not comparable. However, certain properties in our portfolio were owned for both the years ended December 31, 2024 and 2023 and are further discussed below in "Same Property Results of Operations."
Income from Commercial Mortgage Loans
During the year ended December 31, 2024, income from commercial mortgage loans increased $2.8 million in comparison to the corresponding period in 2023, due to the origination of a commercial mortgage loan in March 2024 as well as additional fundings on commercial mortgage loans during 2024.

General and Administrative Expenses
During the year ended December 31, 2024, general and administrative expenses increased by $0.6 million in comparison to the corresponding period in 2023, primarily attributable to an increase in deferred tax expense.
Advisory Fee Due to Affiliate
During the year ended December 31, 2024, the advisory fee due to affiliate decreased by $1.7 million as compared to the corresponding period in 2023 due to a decrease in our NAV.
Depreciation and Amortization
During the year ended December 31, 2024, depreciation and amortization decreased by $5.2 million, in comparison to the corresponding period in 2023 as certain intangible assets were fully amortized in 2024.
Realized and Unrealized Gain from Real Estate-Related Securities
Realized and unrealized gain from real estate-related securities went from a gain of $12.6 million for the year ended December 31, 2023, to a gain of $5.2 million for the year ended December 31, 2024. The change was primarily driven by less favorable market conditions during the year.
Realized and Unrealized Gain (Loss) from Real Estate Debt
Realized and unrealized gain (loss) from real estate debt changed $4.4 million from a loss of $(1.3) million for the year ended December 31, 2023 to a gain of $3.2 million for the year ended December 31, 2024. The change was primarily due to tightening spreads.
Loss from Equity Investment in Unconsolidated International Affiliated Funds
Loss from equity investments in unconsolidated International Affiliated Funds went from loss of $(6.9) million for the year ended December 31, 2023, to a loss of $(1.2) million for the year ended December 31, 2024. The change was primarily driven by lesser valuation decreases in the office markets for ECF and positive fluctuations in foreign currency for APCF.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the year ended December 31, 2024, unrealized gain (loss) on commercial mortgage loans increased by $5.6 million from a loss of $(3.3) million for the year ended December 31, 2023, to a gain of $2.3 million for the year ended December 31, 2024. The changes were primarily due to tightening spreads.
Interest Expense
During the year ended December 31, 2024, interest expense increased $4.7 million, compared to the corresponding period in 2023 due to additional borrowings on our credit facility, new borrowings on our mortgages and note payable, as well as the impact of rising interest rates.
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
For the year ended December 31, 2024, our same property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.
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

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(1,552)	$(12,754)
Adjustments to reconcile to same property NOI
Straight-line rental income	(1,785)	(4,084)
General and administrative	8,859	8,261
Advisory fee due to affiliate	29,843	31,539
Depreciation and amortization	79,744	84,975
Realized and unrealized gain from real estate-related securities	(5,190)	(12,565)
Income from commercial mortgage loans	(30,718)	(27,945)
Realized and unrealized (gain) loss from real estate debt	(3,175)	1,258
Realized gain on sale of real estate investments	(15)	—
Unrealized loss from interest rate derivatives	597	122
Loss from equity investments in unconsolidated international affiliated funds	1,215	6,947
Unrealized (gain) loss on commercial mortgage loans	(2,313)	3,325
Unrealized loss on note payable	5	140
Interest income	(7,798)	(8,679)
Interest expense	44,477	39,778
Loss attributable to non-controlling interests in third party joint ventures	(23)	(93)
Income attributable to preferred stock	15	15
NOI	$112,186	$110,240
Non-same property NOI	5,754	5,978
Same property NOI	$106,432	$104,262
The following table details the components of same property NOI for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,		2024 vs 2023
	2024	2023	$	%
Same property rental revenue
Healthcare	$49,135	$45,531	$3,604	8%
Industrial	48,100	48,271	(171)	—%
Multifamily	32,041	31,415	626	2%
Retail	18,825	18,520	305	2%
Office	10,334	10,058	276	3%
Self Storage	2,916	3,085	(169)	(5)%
Total revenues	161,351	156,880	4,471	3%
Same property operating expenses
Healthcare	16,943	16,204	739	5%
Industrial	14,537	13,695	842	6%
Multifamily	13,250	12,751	499	4%
Retail	5,692	5,489	203	4%
Office	2,613	2,566	47	2%
Self Storage	1,884	1,913	(29)	(2)%
Total expenses	54,919	52,618	2,301	4%
Same property NOI	$106,432	$104,262	$2,170	2%
Same Property—Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the year ended December 31, 2024, rental revenues increased $4.5 million across the same property portfolio as compared to the corresponding period in 2023.

For the year ended December 31, 2024, the increase was primarily related to increased market rents at our same property multifamily investments, increases in base rental income at certain of our healthcare properties, and increases in tenant reimbursement income as a result of higher operating expenses at certain of our healthcare and retail properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities, salaries and other maintenance expenses associated with our real estate properties. For the year ended December 31, 2024, property operating expenses increased $2.3 million across the same property portfolio as compared to the corresponding period in 2023.
For the year ended December 31, 2024, the increase was driven primarily by increased real estate taxes at certain of our industrial, multifamily, and healthcare properties and increased operating and utility expenses at certain of our multifamily and healthcare properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $378.0 million of liquidity as of December 31, 2024, consisting of $148.0 million of an undrawn unsecured revolving credit facility, approximately $207.4 million in investments in real estate debt securities and real estate-related equity securities and $22.5 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.5 billion as of December 31, 2024.
The following table is a summary of our indebtedness as of December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate mortgage loans secured by our properties:
Fixed rate mortgages(3)	2.69%	2/20/2028	$198,971	$198,971	$175,527
Variable rate mortgage loans secured by our properties:
Variable rate mortgage loans	+0.70%	12/31/2032	19,785	19,785	21,096
Total mortgage loans secured by our properties				218,756	196,623
Deferred financing costs, net				(845)	(743)
Discount on assumed mortgage notes				(8,429)	(6,091)
Total net mortgage loans secured by our properties				209,482	189,789

Variable rate loans secured by other investments:
Variable rate note payable	+1.65%	4/9/2025	71,947	71,947	69,263
Total loans secured by other investments				$281,429	$259,052

Unsecured loans:
Unsecured variable rate revolving credit facility(4)	+applicable margin	9/30/2025	321,000	173,000	116,000
Unsecured variable rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	134,000
Total unsecured loans			455,000	307,000	250,000

Total indebtedness			$745,703	$588,429	$509,052
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

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through December 31, 2024 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities	$68,680	$77,840	$89,868
Cash flows used in investing activities	(73,918)	(28,186)	(1,238,175)
Cash flows provided by (used in) financing activities	7,517	(71,590)	1,093,152
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,279	$(21,936)	$(55,155)
Cash flows provided by operating activities decreased $9.2 million during the year ended December 31, 2024 compared to the corresponding period in 2023. The decrease was due to fluctuations in other assets and operating payables.
Cash flows used in investing activities increased $45.7 million during the year ended December 31, 2024 compared to the corresponding period in 2023 due primarily to a $17.7 million increase in acquisitions of real estate, a $17.3 million increase in loan originations and fundings, and reduced net purchases of real estate-related securities and real estate debt of $7.2 million.
Cash flows provided by (used in) financing activities increased by $79.1 million during the year ended December 31, 2024 compared to the corresponding period in 2023 due to a $17.2 million increase in proceeds from the issuance of common stock, a $53.9 million decrease in common stock repurchases, and an increase in Subscriptions Received in Advance of $7.4 million.
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

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net loss	$(1,560)	$(12,832)	$(54,110)
Adjustments:
Real estate depreciation and amortization	79,744	84,975	65,646
Amount attributable to non-controlling interests for above adjustments	(313)	(348)	(185)
Funds from Operations attributable to common stockholders	77,871	71,795	11,351
Straight-line rental income	(1,785)	(4,084)	(2,991)
Amortization of above-and-below market lease intangibles	(3,609)	(4,124)	(3,368)
Amortization of deferred financing costs	1,200	1,229	647
Amortization of mortgage discount	1,178	1,194	355
Unrealized loss (gain) from changes in fair value of real estate-related securities	329	(19,247)	34,086
Unrealized gain (loss) from changes in fair value of real estate debt	(3,575)	1,057	4,144
Unrealized gain (loss) on commercial mortgage loans	(2,313)	3,325	2,118
Unrealized loss from interest rate derivatives	597	122	—
Unrealized loss (gain) on note payable	5	140	(233)
Amortization of restricted stock awards	197	263	171
Unrealized loss (income) from investments in international affiliated funds	4,258	11,083	(1,077)
Adjusted Funds from Operations attributable to stockholders	$74,353	$62,753	$45,203
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
Critical Accounting Policies
The preparation of the consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. The accounting policies and estimates that we consider critical accounting policies are discussed below.
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
Management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
See Note 2 “Summary of Significant Accounting Policies” and Note 3 "Investments in Real Estate" to the consolidated financial statements in this Annual Report on Form 10-K for more information regarding real estate investments.
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
See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K for more information regarding investments in commercial mortgage loans.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after December 31, 2024
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$597,703	$174,473	$276,138	$85,721	$61,371
Organization and offering costs	1,677	671	1,006	—	—
Interest expense(1)	53,379	21,854	25,110	4,073	2,342
Ground leases(2)	18,129	377	761	776	16,215
Total	$670,888	$197,375	$303,015	$90,570	$79,928
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the credit facility and note payable for the year ended December 31, 2024 were 6.27%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $398.7 million and consisted of our Revolving Facility, DDTL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the year ended December 31, 2024, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.4 million.
Certain of our mortgage loans are variable and indexed to three-month CIBOR. We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner ("DKK") as of December 31, 2024 to hedge the risk of increasing interest rates. For the year ended December 31, 2024, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of December 31, 2024. As of December 31, 2024, the fair value of our interest rate contract liability was $0.7 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investment, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of December 31, 2024.
ITEM 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-41. See accompanying Index to Consolidated Financial Statements on page F-1.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the year ended December 31, 2024, was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B. Other Information.
As of the quarter ended December 31, 2024, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age*	Position
Michael J.L. Sales	60	Chairman of the Board and Chief Executive Officer
John L. MacCarthy	65	Director
Donna Brandin	68	Independent Director
John R. Chandler	65	Independent Director
Steven R. Hash	60	Lead Independent Director
Robert E. Parsons, Jr.	69	Independent Director
G. Christopher McGibbon	52	Co-President
Richard M. Kimble	48	Co-President
Robert J. Redican	60	Chief Financial Officer and Treasurer
William M. Miller	51	Secretary
Abigail Lewis	44	Head of Strategic Insights
Shawn C. Lese	55	Chief Investment Officer
Gracie Coburn	36	Vice President
Elizabeth A. Sworn	48	Vice President - Europe
Carsten Kebbedies	54	Vice President - Asia Pacific
*Age as of March 1, 2025
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
John L. MacCarthy has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity and middle-market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM Nuveen Real Estate business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy was a member of the board of directors of Healthwell Acquisition Corporation I (NASDAQ: HWEL) from February 2021 through December 2023. Mr. MacCarthy is a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.
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
Ms. Brandin retired as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group in June 2018. In addition, during her tenure with Lightstone Group, she served as Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-listed REITs sponsored by the Lightstone Group. After Lightstone Group she served as a strategic advisor to eRESI, a residential mortgage trading platform of a prominent New York City family office from October 2019 to October 2021. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007. From July 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential (NYSE: EQR), the largest publicly traded multifamily REIT in the country. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health Inc. from July 2000 through July 2004. Prior to 2000, Ms. Brandin held various executive-level positions at The Campbell Soup Company, Emerson Electric Company and Peabody Holding Company. Ms. Brandin is a certified public accountant and holds a B.S. in Business Administration from Kutztown University and a Master’s degree in Finance from St. Louis University. Ms. Brandin also completed the Corporate Directors Certificate Program at Harvard Business School of Executive Education.
Ms. Brandin’s qualifications to serve on our board of directors include her considerable experience in financial matters, including her experience as a chief financial officer of several organizations, including publicly-traded and public, non-listed REITs. Her experience serving on the boards of other public and private companies also contribute to her qualifications.
John R. Chandler has served as one of our independent directors since January 2018. Mr. Chandler is the Founder of Majesteka Investments Holdings, a private firm providing integrated strategic leadership and capital for emerging companies at the intersection of real estate, asset management, and technology. Prior to forming Majesteka in 2017, Mr. Chandler was Managing Director and Chairman of BlackRock Inc.’s Global Real Estate business with a focus on the strategic development of the platform as well as investment and client activities. He was also a member of the Real Estate Global Executive Committee, the BlackRock Alternative Investment Executive and Investment Committees. He joined BlackRock Inc. in 2011 as Global Head of Real Estate with responsibilities for the business and investment performance of the platform. Prior to joining BlackRock Inc., Mr. Chandler held various positions with LaSalle Investment Management, Inc. (“LIM”), most recently as the Global Chief Investment Officer and Executive Chairman for Asia Pacific. From 2000 until 2010, Mr. Chandler was based in Singapore as LIM’s Chief Executive Officer for Asia Pacific, where he was responsible for growing LIM’s Asia Pacific business into a business with $7.4 billion of assets under management. Prior to relocating to Asia in 2000, Mr. Chandler was Managing Director for LIM’s direct investment activities in the United States. Since June 2021, Mr. Chandler has served as Chairman and CIO for Shelter Acquisition Corporation (NASDAQ: SHQA), a special purpose acquisition company focused on the real estate technology sector. Mr. Chandler is a founding member of the Asian Real Estate Association, a member of the Americas Executive Committee as well as the Global Board of Trustees and Treasurer for the Urban Land Institute, an Executive Committee member at the Wharton School Real Estate Center, and member of the Pension Real Estate Association. Mr. Chandler holds a B.S. in Industrial Engineering from the University of Massachusetts and an M.B.A. from Harvard University.
Mr. Chandler’s qualifications to serve on our board of directors include his depth of experience in global real estate finance and investment management. His managerial roles at various investment management firms provide him with leadership experience that we believe is valuable to our board of directors in fulfilling its duties.
Steven R. Hash has served as our lead independent director since January 2018. From 2012 through April 2020, Mr. Hash served as Co-Founder, President and Chief Operating Officer for Renaissance Macro Holding, LLC, a boutique equity research and trading business focused on macro research in the investment strategy, economics and Washington policy sectors. Prior to his co-founding of Renaissance Macro Holding, LLC, Mr. Hash served in various executive positions for Lehman Brothers/Barclays Capital Inc., including: from 2006 to 2012, Global Head of Real Estate Investment Banking, where he was responsible for a global team conducting all investment banking and related activities in the real estate sector; from 2008 to 2011, Chief Operating Officer of Global Investment Banking, where he was responsible for all operations of the firm’s global investment banking functions; and from 2003 to 2006, Global Head of Equity Research, where he was responsible for all aspects of the firm’s Global Equity Research Department. Since 2013, Mr. Hash has served as an independent director, member of the Audit Committee and chairman of the Compensation Committee of Alexandria Real Estate Equities, Inc. and has been the lead independent director since 2017. Since 2015, he has served as an independent director of The Macerich Company and he is currently the non-executive Chairman of the Board. From 2019 to 2020, Mr. Hash served as an independent director of DiamondPeak Holdings Corp., a special purpose acquisition corporation. Mr. Hash holds a B.A. in Business Administration from Loyola University and an M.B.A. from Stern School of Business at New York University.
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
Robert E. Parsons, Jr. has served as one of our independent directors since January 2018. Mr. Parsons served as the Executive Vice President, Strategy and Business Development of Exclusive Resorts, LLC from 2020 to January 2024 and previously served as the Chief Financial Officer from 2004 (shortly after its founding) until 2020. From 1995 to 2002, Mr. Parsons was the Chief Financial Officer of Host Marriott Corporation. He began his career with Marriott Corporation in 1981 and continued to work in various financial planning, strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993.
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
G. Christopher McGibbon has served as our Co-President since March 2022 (formerly served as Co-President, Head of Global Investment from March 2021 to March 2022 and Co-President, Head of North American Investment from July 2017 to March 2021). He also serves as Global Head of Americas for Nuveen Real Estate where he is responsible for all Nuveen Real Estate’s real estate investment operations in the United States. He has over 19 years of real estate acquisition, management and finance experience and is a member of Nuveen Real Estate's Executive Leadership Team which oversees global strategic initiatives. Prior to assuming his current role in 2016, Mr. McGibbon served as the Portfolio Manager for the real property and commercial mortgage allocation of TIAA’s General Account and previously served as lead Portfolio Manager for TIAA’s direct real estate open-end vehicle. Prior to that, he was a director of real estate acquisition for the Western region and also worked in the mortgage division. He joined TIAA in 2001 having previously worked at Codina Development Corporation and The Related Group of Florida. Mr. McGibbon holds a B.S. in Business from the University of Maryland and an M.B.A. from the University of Florida.
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
Robert J. Redican has served as our Chief Financial Officer and Treasurer since April 2024. He also serves as a Managing Director – Head of Fund Finance, Americas at Nuveen Real Estate where he is responsible for the accuracy and timeliness of financial reporting for the U.S. funds and accounts managed by Nuveen Real Estate. Mr. Redican is a member of Nuveen’s U.S. Investment Committee and Operating Committee, as well as TIAA’s Asset Review Committee. Prior to joining Nuveen in 2006, Mr. Redican worked in multiple accounting roles at several insurance companies. Mr. Redican holds a B.S. in Accounting from Fordham University and an M.B.A. in Finance from Fordham University.
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
Abigail Lewis has served as our Head of Strategic Insight since March 2021. She has served as a Managing Director for Nuveen since December 2020, where she is responsible for Nuveen’s global research, sustainability and proptech and innovation functions and oversees Nuveen Real Estate’s Tomorrow’s World Strategy, which is intended to future proof the investment strategy in light of global megatrends and integrates ESG principles across fund and asset management. From July 2016 to December 2020, Ms. Lewis was the Global Head of Sustainability for Nuveen Real Estate, where she integrated sustainability in Nuveen’s real estate process and developed and oversaw Nuveen’s Net Zero Carbon Commitment and Climate Change Risk framework. Prior to joining Nuveen in 2016, Ms. Lewis was the Head of Sustainability for the Property Management Business at Jones Lang LaSalle, UK. Ms. Lewis holds a B.A. in English Literature from The University of Sheffield.
Shawn C. Lese has served as our Chief Investment Officer since March 2022. Since February 2020, Mr. Lese has served as the Chief Investment Officer and Head of Funds Management for Nuveen Real Estate’s approximately $100 billion Americas platform. In this role, he leads the portfolio management team in driving investment performance and partnering with clients on their current and prospective real estate investments. He is a member of Nuveen’s Global Executive Leadership Team and Americas Investment Committee. Prior to joining Nuveen Real Estate in 2015, Mr. Lese served as a managing director on the capital markets team of Grosvenor Fund Management. Mr. Lese has also held positions in Morgan Stanley & Co. LLC's real estate investment banking group, at Lazard Ltd. and at Sullivan & Cromwell LLP. Mr. Lese holds a B.A. in East Asian Language and Culture from Columbia University, an M.B.A. from Columbia Business School and a J.D. from Columbia University School of Law.
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
Elizabeth A. Sworn has served as our Vice President – Europe since March 2024. Since January 2021, Ms. Sworn has also served as fund manager of Nuveen Real Estate’s Cityhold Office Partnership (“CHOP”), a joint venture among the TIAA General Account, Swedish National Pensions System’s AP1 and AP2 buffer funds and CBRE Investment Management. She is responsible for fund strategy, identifying acquisitions, implementing debt strategy and asset management opportunities for current assets, working closely with Nuveen’s local offices across Europe. Prior to her role as fund manager of CHOP, Ms. Sworn was co-Fund Manager of the ECF, largely responsible for the acquisitions within the portfolio. Ms. Sworn joined Nuveen Real Estate in 2004 as an assistant portfolio manager working on a Europe-wide suite of funds set up through a strategic partnership with Ahli United Bank BSC. In 2005, she began to manage one of these funds. From 2008 until 2013, Ms. Sworn managed a Euro-denominated commercial property fund invested in Germany. She also worked within the company’s pan-European indirect team as a portfolio manager responsible for holdings across Europe. Ms. Sworn started her career in property in 2000 working at Jones Lang LaSalle until 2004. Ms. Sworn holds an LLB, honors, in Law & Politics from the University of Birmingham and an M.A. in Property Valuation and Law from Bayes Business School. Ms. Sworn qualified as a Chartered Surveyor in December 2002.
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
Insider Trading Policy. On August 6, 2018, our board of directors adopted an insider trading policy, which is administered by our Compliance Officer. Our insider trading policy governs the sale, repurchase and other dispositions of our securities and applies to our directors, our officers, our employees (if any) and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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

The following table sets forth the compensation earned by or paid to our independent directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$60,000	$60,000	$120,000
John R. Chandler	$50,000	$50,000	$100,000
Steven R. Hash	$52,500	$52,500	$105,000
Robert E. Parsons, Jr.	$—	$100,000	$100,000
Executive Officers
We are externally managed and had no employees as of December 31, 2024. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any non-qualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2025, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	—	—%
John L. MacCarthy	34,783	*
Donna Brandin	49,194	*
John R. Chandler	14,565	*
Steven R. Hash	16,962	*
Robert E. Parsons, Jr.	45,037	*
G. Christopher McGibbon	—	—%
Richard M. Kimble	—	—%
Robert J. Redican	—	—%
William M. Miller	—	—%
Abigail Lewis	—	—%
Shawn C. Lese	—	—%
Gracie Coburn	—	—%
Elizabeth A. Sworn	—	—%
Carsten Kebbedies	—	—%
All directors and executive officers as a group**	160,542	*
5% Stockholders
Teachers Insurance and Annuity Association of America***	28,902,108	15%

*    Less than one percent.
**    Holds Class I shares of common stock.
***    Holds Class N shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	438,511
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	438,511
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
Director Independence
Our board of directors currently consists of six members. Our board of directors may change the number of directors, but not to fewer than three directors nor more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter and Corporate Governance Guidelines define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Nuveen, Nuveen Real Estate or the Advisor. A director is deemed to be associated with Nuveen, Nuveen Real Estate or the Advisor if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Nuveen, Nuveen Real Estate or the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Nuveen or Nuveen Real Estate or advised by the Advisor or an affiliate. A business or professional relationship is deemed material per se if the gross revenue derived by the director from Nuveen, Nuveen Real Estate, the Advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Nuveen, Nuveen Real Estate, the Advisor or any of their affiliates. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws have been ratified by our board of directors, including a majority of our independent directors. Based upon its review, our board of directors determined that each of Donna Brandin, John R. Chandler, Steven R. Hash and Robert E. Parsons, Jr. are independent directors under our charter and the listing standards of the New York Stock Exchange, including with respect to their service on our audit committee.
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
During the fiscal year ended December 31, 2024, we incurred an advisory fee expense of approximately $23.5 million.
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
During the fiscal year ended December 31, 2024, we did not have any costs to be reimbursed to the Advisor.
The Advisor has advanced all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through January 31, 2019, the first anniversary of the commencement of the Initial Public Offering. We began reimbursing the Advisor for all such advanced expenses ratably over the 60 months on October 31, 2021, the date our NAV reached $1 billion. Organization and offering expenses are reimbursed as incurred. Wholesaling compensation expenses of persons associated with the Dealer Manager are paid by the Dealer Manager without reimbursement from us. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from such offering.
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
For the year ended December 31, 2024, we were in compliance with this requirement and our Total Operating Expenses were 1.22% of Average Invested Assets and 42.15% of Net Income.
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
Property Management and Other Services Agreements
We engaged NexCore Companies LLC (“Nexcore”), an affiliate of TIAA, to provide property management, accounting, construction and leasing services and acquisition services for our investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, we may pay acquisition fees to NexCore for sourcing deals and we may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement. We incurred approximately $0.5 million and $0.2 million in management fees and accounting, construction and leasing fees, respectively, related to Nexcore during the year ended December 31, 2024. We did not pay acquisition fees to NexCore during the year ended December 31, 2024.
We entered in an agreement with Imajn Homes Holdings (“Sparrow”), an affiliate of TIAA, to assist us in acquiring and managing single family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on a set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement. Subsequent to entering in the agreement, we committed $150.0 million to acquire single family rentals identified by Sparrow. We incurred approximately $0.6 million in asset and property management fees related to Sparrow during the year ended December 31, 2024.

On March 15, 2024, we entered into new property and asset management agreements with a large, institutional-quality SFR operator in the United States. While we changed day-to-day operational management responsibilities of our SFR portfolio, we maintain all approval rights over our SFR investments. Our joint venture agreement with Sparrow was amended in connection with the closing of the transaction, including certain modifications that limit the duration of the period in which Sparrow’s performance incentives would be paid.
We entered in an agreement with Frigatebird CP Holdings LLC ("MyPlace"), an affiliate of TIAA, to assist us in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. We incurred approximately $0.2 million in acquisition and asset management fees related to MyPlace during the year ended December 31, 2024.
We entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of our real estate investments (the “Agreement”). For project management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. We incurred approximately $0.0 million in Nuveen RE PMS fees during the year ended December 31, 2024.

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

During the year ended December 31, 2024, we paid approximately $1.5 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2024, the Dealer Manager had not retained any upfront selling commissions and dealer manager fees.
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
During the year ended December 31, 2024, we paid approximately $6.3 million in stockholder servicing fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2024, the Dealer Manager had not retained any stockholder servicing fees.

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
For the fiscal year ended December 31, 2024, the costs of raising capital in the Offerings, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2024, represented less than 3% of capital raised.
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
ITEM 14.    Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Audit Fees	$1,030	$946
Audit-related services	$—	10
Total	$1,030	$956
Audit Fees. Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.
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
2. Financial Statement Schedules – Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-40 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 22, 2024 and incorporated herein by reference)

4.2*	Description of Securities of Nuveen Global Cities REIT, Inc.

10.1
First Amended and Restated Advisory Agreement among Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and TH Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.2
Amendment No. 1 to First Amended and Restated Advisory Agreement dated October  14, 2019 by and between Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2019 and incorporated herein by reference)

10.3
Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.4
First Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.5
Second Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.5 to the Registrant's Registration Statement filed on June 21, 2024 and incorporated herein by reference)

10.6
Third Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.6 to the Registrant's Registration Statement filed on October 11, 2024 and incorporated herein by reference)

10.7
Fourth Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 4, 2024 and incorporated herein by reference)

10.8	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.9	Independent Directors Restricted Share Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.10
Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.11
Independent Director Compensation Policy (filed as Exhibit 10.8 to the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form S-11 filed on May 24, 2022 and incorporated herein by reference)

10.12
Amended and Restated Credit Agreement dated September 30, 2021, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021 and incorporated herein by reference)

10.13
Amended and Restated Guaranty dated September 30, 2021 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on April 1, 2022 and incorporated herein by reference)

10.14
First Amendment and Incremental Assumption Agreement dated February 17, 2023, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2023 and incorporated herein by reference)

10.15	Revolving Termination Date Extension Notice dated July 1, 2024 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Nuveen Global Cities REIT, Inc.

Date: March 21, 2025	By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2025
Michael J.L. Sales

/s/ Robert J. Redican	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2025
Robert J. Redican

/s/ John L. MacCarthy	Director	March 21, 2025
John L. MacCarthy

/s/ Donna Brandin	Director	March 21, 2025
Donna Brandin

/s/ John R. Chandler	Director	March 21, 2025
John R. Chandler

/s/ Steven R. Hash	Director	March 21, 2025
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	March 21, 2025
Robert E. Parsons, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Allocation of Purchase Price for Investments in Real Estate – Valuation of Acquired Tangible Assets
As described in Notes 2 and 3 to the consolidated financial statements, management determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, management accounts for the transaction as an asset acquisition. During the year ended December 31, 2024, the Company acquired one property with a purchase price of $55.0 million, which was accounted for as an asset acquisition. Whether the acquisition of a property acquired is considered a business combination or asset acquisition, upon acquisition of a property, management assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. Management assesses and considers fair value using the income approach discounted cash flow method, utilizing discount and cap rates deemed appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
March 21, 2025
We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,740,714	$1,734,696
Investment in commercial mortgage loans, at fair value	370,172	338,978
Investments in international affiliated funds	109,056	118,055
Investment in real estate debt, at fair value	103,886	89,388
Investments in real estate-related securities, at fair value	103,536	119,014
Intangible assets, net	83,154	97,876
Cash and cash equivalents	22,545	27,638
Restricted cash	33,219	25,847
Other assets	30,695	28,506
Total assets	$2,596,977	$2,579,998
Liabilities and Equity
Credit facility	$307,000	$250,000
Mortgages payable, net	209,482	189,789
Loan participations, at fair value	172,920	167,890
Note payable, at fair value	71,860	69,170
Accounts payable, accrued expenses, and other liabilities	63,941	75,995
Due to affiliates	45,530	47,951
Intangible liabilities, net	32,695	34,204
Subscriptions received in advance	32,315	24,905
Distributions payable	9,585	9,713
Total liabilities	945,328	869,617
Redeemable non-controlling interest	277	430
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 15,604,828 and 16,727,973 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	157	167
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 45,353,119 and 44,562,862 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	454	446
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,201,157 and 7,300,445 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	72	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 87,034,811 and 81,188,939 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	870	812
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 29,730,608 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	297	297
Additional paid-in capital	2,122,792	2,058,699
Accumulated deficit and cumulative distributions	(468,890)	(351,943)
Accumulated other comprehensive loss	(8,002)	(2,547)
Total stockholders' equity	1,647,875	1,706,129
Non-controlling interests attributable to third-party joint ventures	3,497	3,822
Total equity	1,651,372	1,709,951
Total liabilities and equity	$2,596,977	$2,579,998
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenue	$175,492	$173,974	$115,591
Income from commercial mortgage loan	30,718	27,945	15,092
Total revenues	206,210	201,919	130,683
Expenses
Rental property operating	61,521	59,650	38,929
General and administrative	8,859	8,261	9,832
Advisory fee due to affiliate	29,843	31,539	26,851
Depreciation and amortization	79,744	84,975	65,646
Total expenses	179,967	184,425	141,258
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	5,190	12,565	(28,570)
Realized and unrealized gain (loss) from real estate debt	3,175	(1,258)	(4,144)
Realized gain on sale of real estate investments	15	—	—
(Loss) income from equity investments in unconsolidated international affiliated funds	(1,215)	(6,947)	3,351
Unrealized gain (loss) on commercial mortgage loans	2,313	(3,325)	(2,118)
Unrealized loss from interest rate derivatives	(597)	(122)	—
Unrealized (loss) gain on note payable	(5)	(140)	233
Interest income	7,798	8,679	4,498
Interest expense	(44,477)	(39,778)	(16,785)
Total other income (expense)	(27,803)	(30,326)	(43,535)
Net loss	$(1,560)	$(12,832)	$(54,110)
Net loss attributable to non-controlling interests in third-party joint ventures	(23)	(93)	(73)
Net income attributable to preferred stock	15	15	15
Net loss attributable to common stockholders	$(1,552)	$(12,754)	$(54,052)
Net loss per share of common stock - basic and diluted	$(0.01)	$(0.07)	$(0.36)
Weighted-average shares of common stock outstanding, basic and diluted	179,951,560	180,788,357	151,824,301

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net loss	$(1,560)	$(12,832)	$(54,110)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,455)	2,590	(4,898)
Comprehensive loss	(7,015)	(10,242)	(59,008)
Comprehensive loss attributable to non-controlling interests in third-party joint ventures	(23)	(93)	(73)
Comprehensive income attributable to preferred stock	15	15	15
Comprehensive loss attributable to common stockholders	$(7,007)	$(10,164)	$(58,950)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests Attributable to Third Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2021	$126	$92	$238	$46	$316	$297	$1,043,073	$(63,958)	$(239)	$979,991	$835	$980,826
Common Stock Issued	$—	82	217	34	496	—	1,040,045	—	—	1,040,874	—	1,040,874
Distribution Reinvestment	—	3	9	2	17	—	39,587	—	—	39,618	—	39,618
Common stock repurchased	—	(5)	(11)	(3)	(30)	—	(62,158)	—	—	(62,207)	—	(62,207)
Amortization of restricted stock grants	—	—	—	—	—	—	171	—	—	171	—	171
Net income	15	—	—	—	—	—	—	(54,052)	—	(54,037)	(73)	(54,110)
Distributions on common stock	—	—	—	—	—	—	—	(102,415)	—	(102,415)	—	(102,415)
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	3,360	3,360
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Distribution to Series A preferred stock	(16)	—	—	—	—	—	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,898)	(4,898)	—	(4,898)
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	(352)	—	—	(352)	—	(352)
Balance at December 31, 2022	$125	$172	$453	$79	$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Common Stock Issued	$—	(1)	52	4	175	—	285,504	—	—	285,734	—	285,734
Distribution reinvestment	—	4	12	2	24	—	53,153	—	—	53,195	—	53,195
Common stock repurchased	—	(8)	(71)	(12)	(186)	—	(340,767)	—	—	(341,044)	—	(341,044)
Amortization of restricted stock grants	—	—	—	—	—	—	263	—	—	263	—	263
Net income (loss)	15	—	—	—	—	—	—	(12,754)	—	(12,739)	(93)	(12,832)
Distributions on common stock	—	—	—	—	—	—	—	(118,764)	—	(118,764)	—	(118,764)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(187)	(187)
Distributions on Series A preferred stock	(15)	—	—	—	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,590	2,590	—	2,590
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	180	—	—	180	—	180
Balance at December 31, 2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common Stock Issued (a)	$—	—	45	4	197	—	289,047	—	—	289,293	—	289,293
Distribution reinvestment	—	4	12	2	25	—	50,669	—	—	50,712	—	50,712
Common stock repurchased	—	(14)	(49)	(7)	(164)	—	(275,973)	—	—	(276,207)	—	(276,207)
Amortization of restricted stock grants	—	—	—	—	—	—	197	—	—	197	—	197
Net income (loss)	15	—	—	—	—	—	—	(1,552)	—	(1,537)	(23)	(1,560)
Distributions on common stock	—	—	—	—	—	—	—	(115,395)	—	(115,395)	—	(115,395)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(302)	(302)
Distributions on Series A preferred stock	(15)	—	—	—	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,455)	(5,455)	—	(5,455)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	153	—	—	153	—	153
Balance at December 31, 2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(1,560)	$(12,832)	$(54,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,744	84,975	65,646
Realized gain on sale of real estate investments	(15)	—	—
Unrealized loss (gain) on changes in fair value of real estate-related securities	329	(19,247)	34,086
Realized (gain) loss on sale of real estate-related securities	(1,722)	11,531	(1,760)
Unrealized (gain) loss on changes in fair value of real estate debt	(3,575)	1,057	4,144
Unrealized loss (gain) on changes in fair value of note payable	5	140	(233)
Unrealized (gain) loss on changes in fair value of commercial mortgage loans	(2,313)	3,325	2,118
Unrealized loss on changes in fair value of interest rate derivatives	597	122	—
Realized loss on sale of real estate debt	400	201	—
Loss (income) from equity investments in unconsolidated international affiliated funds	1,215	6,947	(3,351)
Income distributions from equity investments in unconsolidated international affiliated funds	3,043	4,136	2,274
Payment-in-kind interest on commercial mortgage loans	(702)	—	—
Straight-line rent adjustment	(1,785)	(4,084)	(2,991)
Amortization of above- and below-market lease intangibles	(3,609)	(4,124)	(3,368)
Amortization of deferred financing costs	1,200	1,229	647
Amortization of mortgage discount	1,178	1,194	355
Amortization of restricted stock grants	197	263	171
Change in assets and liabilities:
(Increase) decrease in other assets	(975)	1,705	1,188
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,972)	1,302	45,052
Net cash provided by operating activities	68,680	77,840	89,868
Cash flows from investing activities:
Acquisitions of real estate	(31,415)	(13,759)	(877,459)
Origination and fundings of commercial mortgage loans	(23,607)	(6,273)	(258,019)
Proceeds from paydown of commercial mortgage loan	458	—	51,128
Capital improvements to real estate	(24,500)	(20,626)	(11,092)
Proceeds from sale of real estate investments	351	—	—
Purchase of real estate-related securities	(67,434)	(84,950)	(106,448)
Proceeds from sale of real estate-related securities	84,305	89,816	51,928
Purchases of real estate debt	(42,580)	(43,281)	(99,075)
Proceeds from sale of real estate debt	31,004	50,887	10,862
Deposits on real estate property	(500)	—	—
Net cash used in investing activities	(73,918)	(28,186)	(1,238,175)
Cash flows from financing activities:
Proceeds from issuance of common stock	264,271	247,119	951,244
Repurchase of common stock	(280,526)	(334,380)	(50,660)
Offering costs paid	(1,369)	(943)	(966)
Borrowings under credit facility	95,500	120,500	357,000
Repayments on credit facility	(38,500)	(60,500)	(405,000)
Borrowings under mortgages payable	—	—	20,173
Payments on mortgages payable	(556)	(357)	—
Borrowings under note payable	2,685	—	69,263
Payment of deferred financing costs	(240)	(872)	(366)
Proceeds from sale of loan participations	—	—	177,145
Contributions from non-controlling interests in third-party joint ventures	—	—	3,360
Payment of offering and organization costs due to affiliate	(935)	(939)	(1,097)
Distributions to preferred stockholders	(15)	(15)	(16)
Distributions to non-controlling interests in third-party joint ventures	(302)	(187)	(20)
Subscriptions received in advance	32,315	24,905	31,147
Distributions	(64,811)	(65,921)	(58,055)
Net cash (used in) provided by financing activities	7,517	(71,590)	1,093,152
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	2,279	(21,936)	(55,155)

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents and restricted cash, beginning of period	53,485	75,421	130,576
Cash and cash equivalents and restricted cash, end of period	$55,764	$53,485	$75,421

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$22,545	$27,638	$43,073
Restricted cash	33,219	25,847	32,348
Total cash and cash equivalents and restricted cash	$55,764	$53,485	$75,421
Supplemental disclosures:
Interest paid	$44,457	$41,524	$13,453
Right-of-use asset obtained in exchange for new operating lease liability (non-cash transaction)	$—	$—	$2,123
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(228)	$(79)	$12,648
Accrued capital expenditures	$—	$(1,690)	$10,055
Payment-in-kind interest on commercial mortgage loans	$702	$—	$—
Fundings of commercial mortgage loans through increases in loan participations	$(5,633)	$(4,915)	$—
Paydown of commercial mortgage loans through decrease in loan participations	$1,374	$10,000	$—
Non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$2,531
Assumption of mortgages payable in conjunction with acquisitions of investments in real estate	$20,483	$—	$62,132
Accrued offering costs	$24	$—	$—
Accrued distributions	$—	$352	$(4,742)
Accrued stockholder servicing fees	$(1,486)	$(1,747)	$21,278
Distribution reinvestments	$50,712	$53,195	$39,618
Allocation to redeemable non-controlling interests	$(153)	$(180)	$352
Increases in loan participations through fundings of commercial mortgage loans	$5,633	$4,915	$—
Decrease in loan participations through paydown of commercial mortgage loans	$(1,374)	$(10,000)	$—
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231) (the “Initial Public Offering Registration Statement”), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). The Initial Public Offering Registration Statement was initially declared effective on January 31, 2018 and the Initial Public Offering terminated on July 2, 2021.
On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077) (the “Follow-on Registration Statement”) to register up to $5.0 billion in shares of common stock (the “Follow-on Public Offering”). The Follow-on Registration Statement was initially declared effective by the SEC on July 2, 2021 and the Follow-on Public Offering terminated on November 6, 2024. In the Follow-on Public Offering, the Company offered to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
On June 21, 2024, the Company filed a Registration Statement on Form S-11 (File No. 333-280368) (the "Third Public
Offering Registration Statement") for a third public offering of up to $5.0 billion shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of common stock), consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Third Public Offering"). The Third Public Offering was initially declared effective by the SEC on November 6, 2024. In the Third Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
As of December 31, 2024, the Company had received aggregate net proceeds of $2.5 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering, the Third Public Offering and unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, 2023 and 2022. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and the applicable rules and regulations of the SEC.
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
As of December 31, 2024 and December 31, 2023, the total assets and liabilities of the Company’s consolidated VIE were $47.1 million and $30.1 million, and $49.5 million and $30.3 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
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

Investments in International Affiliated Funds
The Company reports its investments in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, foreign currency translation adjustments, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with GAAP) and is reported as (Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$103,536	$—	$—	$103,536	$119,014	$—	$—	$119,014
Investments in real estate debt	—	103,886	—	103,886	—	89,388	—	89,388
Investments in commercial mortgage loans	—	—	370,172	370,172	—	—	338,978	338,978
Total	$103,536	$103,886	$370,172	$577,594	$119,014	$89,388	$338,978	$547,380

Liabilities:
Loan participations	$—	$—	$172,920	$172,920	$—	$—	$167,890	$167,890
Note payable	—	—	71,860	71,860	—	—	69,170	69,170
Interest rate derivatives(1)	—	688	—	688	—	124	—	124
Total	$—	$688	$244,780	$245,468	$—	$124	$237,060	$237,184
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2023	$338,978		$167,890		$69,170
Originations	20,000		—		—
Additional fundings	9,942	(a) (d)	5,633	(a)	2,685
Paydown	(1,832)	(b)	(1,374)	(b)	—
Net unrealized gain on assets	3,084	(c)	—		—
Net unrealized loss on liabilities	—		771	(c)	5
Balance as of December 31, 2024	$370,172		$172,920		$71,860
(a) Includes additional fundings on commercial mortgage loans and loan participations of $4.3 million and $5.6 million, respectively.
(b) Includes paydowns on commercial mortgage loans and loan participations of $0.4 million and $1.4 million, respectively.
(c) Unrealized Gain on Commercial Mortgage Loans of $2.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2024 includes unrealized gain of $3.1 million associated with commercial mortgage loans, net of unrealized loss of $0.8 million associated with loan participations.
(d) For the years ended December 31, 2024 and 2023, includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.7 million and $0, respectively.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of December 31, 2024.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 9.15% (4.76%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 4.00% (3.20%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% (2.00%)

(1) Secured Overnight Financing Rate (“SOFR“) as of December 31, 2024 was 4.5%.
(2) Weighted by outstanding principal balance.
As of December 31, 2024, the carrying value of the Company’s credit facility approximated fair value. The fair value of the Company’s mortgages payable was $203.0 million and $173.6 million as of December 31, 2024 and December 31, 2023, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of December 31, 2024, the Company did not have any nonaccrual mortgage loans.
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
Restricted Cash
As of December 31, 2024, the Company had $33.2 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $32.3 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of December 31, 2024, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of certain of its commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the year ended December 31, 2024, the Company incurred federal income tax expense related to the TRSs of $0.7 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the year ended December 31, 2024.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. Interest and penalties related to unrecognized tax positions are included in income tax expense, and no amount has been accrued. Income tax returns for tax years 2021 through 2024 remain subject to governmental examination.
Deferred Taxes
As of December 31, 2024, the Company had a deferred tax liability of $2.2 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023. The Company’s NAV reached $1.0 billion in October 2021, and as of December 31, 2024, the Company had reimbursed the Advisor $2.9 million of such costs.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $1.7 million and $2.6 million remained outstanding as of December 31, 2024 and December 31, 2023, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the years ended December 31, 2024, 2023 and 2022, the Company charged $1.4 million, $0.9 million and $1.0 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of $(5.5) million, $2.6 million and $(4.9) million, respectively, for the years ended December 31, 2024, 2023 and 2022.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management has adopted this standard and it did not have a material impact on the Company’s financial statements.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$1,607,599	$1,551,417
Land and land improvements	324,514	315,797
Furniture, fixtures and equipment	16,071	15,038
Total	1,948,184	1,882,252
Accumulated depreciation	(207,470)	(147,556)
Investments in real estate, net	$1,740,714	$1,734,696
For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $60.0 million, $59.2 million, and $42.9 million, respectively.
During the year ended December 31, 2024, the Company acquired one retail property.
The following table provides details of the property acquired during the year ended December 31, 2024 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)
Retail	$51,898	1	1	91
The intangible assets and liabilities acquired during the year ended December 31, 2024 had a weighted-average amortization period of 4.7 years and 13.6 years, respectively, as of the acquisition date.

The following table provides details of the properties acquired during the year ended December 31, 2023 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Self-Storage	$13,759	1	1	716 Units
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The intangible assets acquired during the year ended December 31, 2023 had a weighted-average amortization period of 1 year as of the acquisition date.
Dispositions
The following table details the Company’s dispositions during the year ended December 31, 2024 ($ in thousands):

Sector	Number of Properties	Net Proceeds	Net Gain
Single-Family Rentals	1	$351	$15
The Company had no dispositions during the year ended December 31, 2023.
The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,
	2024	2023
Building and building improvements	$43,044	$10,306
Land and land improvements	9,191	2,258
In-place lease intangibles assets (liabilities), net	(884)	704
Furniture, fixtures and equipment	—	491
Leasing commissions	472	—
Other intangibles	75	—
Total purchase price	51,898	13,759
Mortgage notes assumed	(24,000)	—
Discount on assumed mortgage notes	3,517	—
Net purchase price	$31,415	$13,759
Note 4. Investments in Real Estate-Related Securities
As of December 31, 2024 and December 31, 2023, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance as of December 31, 2023	$119,014	$116,164
Additions	67,434	84,950
Disposals	(84,305)	(89,816)
Unrealized (losses) gains	(329)	19,247
Realized gains (losses)	1,722	(11,531)
Ending balance as of December 31, 2024	$103,536	$119,014

The following table summarizes the components of Realized and unrealized gain (loss) from real estate-related securities during the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Unrealized (loss) gain	$(329)	$19,247	$(34,086)
Realized gain (loss)	1,722	(11,531)	1,760
Dividend income	3,797	4,849	3,756
Total	$5,190	$12,565	$(28,570)
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	December 31, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.53%	6/6/2042	$23,258	$21,761	$20,403
CMBS - Floating	6.97%	1/1/2038	85,402	83,747	83,483
Total	6.45%	12/13/2038	$108,660	$105,508	$103,886

	December 31, 2023
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	3.81%	10/02/2043	$19,266	$17,780	$14,845
CMBS - Floating	7.93%	6/02/2037	78,658	76,806	74,543
Total	7.12%	8/31/2038	$97,924	$94,586	$89,388
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt ($ in thousands):

	December 31, 2024			December 31, 2023
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$32,193	$32,760	31.5%	$31,577	$31,206	34.9%
Office	8,823	7,716	7.4%	10,391	8,577	9.6%
Diversified	9,090	8,798	8.5%	10,289	9,347	10.5%
Multifamily	23,141	22,865	22.0%	10,247	9,529	10.6%
Hotel	10,178	10,215	9.8%	7,966	7,962	8.9%
Cold Storage	—	—	—%	6,844	6,881	7.7%
Retail	9,955	10,150	9.8%	6,208	6,181	6.9%
Net Lease	2,687	1,912	1.8%	3,861	2,673	3.0%
Life Science	3,065	2,962	2.9%	3,412	3,204	3.6%
Manufactured Housing	4,730	4,820	4.6%	2,639	2,669	3.0%
Self-Storage	1,646	1,688	1.6%	1,152	1,159	1.3%
Total	$105,508	$103,886	100.0%	$94,586	$89,388	100.0%

The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	December 31, 2024			December 31, 2023
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$3,032	$3,053	2.9%	$6,260	$6,177	6.9%
AA	13,564	13,629	13.1%	10,124	10,132	11.3%
A	28,025	28,041	27.0%	21,792	20,711	23.2%
BBB	49,058	49,455	47.6%	51,785	48,704	54.5%
BB	5,504	4,483	4.4%	4,090	3,384	3.8%
B	2,213	2,097	2.0%	535	280	0.3%
CCC	4,112	3,128	3.0%	—	—	—%
Total	$105,508	$103,886	100%	$94,586	$89,388	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt ($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$89,388	$98,252
Additions	42,327	43,281
Disposals	(31,004)	(50,887)
Unrealized gains (losses)	3,575	(1,057)
Realized losses	(400)	(201)
Ending balance	$103,886	$89,388
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
The Company invested $79 million (€70 million) and had a 5.8% ownership in ECF as of December 31, 2024.
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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$68,599	$78,353
Income distributions	(2,020)	(2,972)
Loss from equity investment in unconsolidated international affiliated fund	(3,242)	(8,696)
Foreign currency translation adjustment	(4,741)	1,914
Ending balance	$58,596	$68,599
(Loss) income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2024, 2023 and 2022 was $(3.2) million, $(8.7) million and $5.6 million, respectively.

Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.4% ownership in APCF as of December 31, 2024. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$49,456	$48,871
Income distributions	(1,023)	(1,164)
Income from equity investment in unconsolidated international affiliated fund	2,027	1,749
Ending balance	$50,460	$49,456
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $1.7 million and ($2.2) million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of December 31, 2024 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,440
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,040
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR+ 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,400
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,070
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$76,260	$75,327	$75,315
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2025	Interest only	$25,420	$25,109	$24,578
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$51,080
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2025	Interest only	$17,144	$17,144	$16,700
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,840
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,702	$20,709
Total									$376,726	$370,172
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the years ended December 31, 2024, 2023 and 2022, the Company had unrealized gain (loss) on commercial mortgage loans of $2.3 million, $(3.3) million, and $(2.1) million million respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $30.7 million, $27.9 million and $15.1 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$338,978	$343,970
Loan originations	20,000	—
Additional fundings (1) (4)	9,942	11,188
Paydown (2)	(1,832)	(10,000)
Net unrealized gain (loss) (3)	3,084	(6,180)
Ending balance	$370,172	$338,978
(1) For the year ended December 31, 2024, includes additional fundings on commercial mortgage loans and loan participations of $4.3 million and $5.6 million, respectively. For the year ended December 31, 2023, includes additional fundings on commercial mortgage loans and loan participations of $6.3 million and $4.9 million, respectively.
(2) For the year ended December 31, 2024, includes paydowns on commercial mortgage loans and loan participations of $0.4 million and $1.4 million, respectively. For the year ended December 31, 2023, there was a paydown of $10.0 million associated with loan participations.

(3) Unrealized Gain on Commercial Mortgage Loans of $2.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2024 includes unrealized gains of $3.1 million associated with commercial mortgage loans, net of unrealized loss of $0.8 million associated with loan participations. Unrealized Loss on Commercial Mortgage Loans of $3.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2023 includes unrealized losses of $6.2 million associated with commercial mortgage loans, net of unrealized gains of $2.9 million associated with loan participations. Unrealized Loss on Commercial Mortgage Loans of $2.1 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2022 includes unrealized losses of $3.4 million associated with commercial mortgage loans, net of unrealized gains of $1.3 million associated with loan participations.
(4) For the years ended December 31, 2024 and 2023, includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.7 million and $0, respectively.
Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$99,107	$96,039
Above-market lease intangibles	13,030	13,030
Leasing commissions	48,227	44,123
Other intangibles	18,048	18,368
Total intangible assets	178,412	171,560
Accumulated amortization:
In-place lease intangibles	(60,964)	(49,826)
Above-market lease intangibles	(4,717)	(2,847)
Leasing commissions	(20,959)	(15,032)
Other intangibles	(8,618)	(5,979)
Total accumulated amortization	(95,258)	(73,684)
Intangible assets, net	$83,154	$97,876
Intangible liabilities:
Below-market lease intangibles	$(51,755)	$(47,785)
Accumulated amortization	19,060	13,581
Intangible liabilities, net	$(32,695)	$(34,204)
For the years ended December 31, 2024, 2023 and 2022, amortization expense relating to intangible assets was $21.6 million, $27.7 million and $23.7 million, respectively, which includes above-market lease amortization of $1.9 million, $1.9 million, and $0.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $5.5 million, $6.0 million and $4.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2025	$10,116	$1,843	$5,702	$2,395	$(5,443)
2026	7,935	1,776	4,903	1,928	(4,939)
2027	6,555	1,613	4,187	1,544	(4,325)
2028	4,323	1,448	3,380	1,193	(3,647)
2029	2,278	54	2,073	627	(2,603)
Thereafter	6,936	1,579	7,023	1,743	(11,738)
Total	$38,143	$8,313	$27,268	$9,430	$(32,695)

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
The following table summarizes the Loan Participations as of December 31, 2024 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,440
Panorama House	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,400
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$51,080
Total								$176,319	$172,920
The following table shows the Company’s loan participations ($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$167,890	$175,830
Additional fundings	5,633	4,915
Paydown	(1,374)	(10,000)
Net unrealized loss (gain)	771	(2,855)
Ending balance	$172,920	$167,890
For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest expense related to its loan participations of $12.1 million, $11.6 million and $3.8 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On September 30, 2021, Wells Fargo, the Company and Nuveen OP amended the Credit Agreement to increase the Credit Facility to $335.0 million in aggregate commitments, consisting of a $235.0 million revolving facility (the ”Revolving Facility”), and a senior delayed draw term loan facility in the aggregate amount of up to $100.0 million (the “DDTL Facility”). Loans under the DDTL Facility may be borrowed in up to three advances, each in a minimum amount of $30.0 million. The Credit Facility will terminate, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2025 (the “Revolving Termination Date”), with one additional one-year extension option held by Nuveen OP, including the payment of an extension fee of 0.125% of the aggregate commitment. The DDTL Facility will mature, and all amounts outstanding thereunder will be due and payable in full, on September 30, 2026.
On February 17, 2023, the Company amended the Credit Agreement to increase the Credit Facility to $455.0 million in aggregate commitments, consisting of a $321.0 million Revolving Facility and a DDTL Facility of $134.0 million, with an accordion feature that may increase aggregate commitments to up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% (”Adjusted Term SOFR”), plus applicable margin under the existing margin, with all other terms remaining the same.
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of December 31, 2024.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2024	December 31, 2023
Revolving facility	S+applicable margin(1)	September 30, 2025	$321,000	$173,000	$116,000
DDTL facility	S+applicable margin(1)	September 30, 2026	134,000	134,000	134,000
Credit facility			$455,000	$307,000	$250,000
(1) The weighted-average interest rates for the year ended December 31, 2024 for the Revolving and DDTL facility were 6.72% and 6.56%, respectively.
As of December 31, 2024 and 2023, the Company had $307.0 million and $250.0 million, respectively, in borrowings and had outstanding accrued interest of $1.3 million and $1.2 million, respectively, under the Credit Facility. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $18.6 million, $14.5 million and $6.3 million respectively, in interest expense under the Credit Facility.
As of December 31, 2024, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of December 31, 2024 ($ in thousands):

Year	Credit Facility
2025	$173,000
2026	134,000
2027	—
2028	—
2029	—
Thereafter	—
Total	$307,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	68,721	69,277
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	9/1/2031	24,000	—
Total fixed rate mortgages payable				198,971	175,527
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	19,785	21,096
Total mortgages payable				218,756	196,623
Deferred financing costs, net				(845)	(743)
Discount on assumed mortgage notes				(8,429)	(6,091)
Mortgages payable, net				$209,482	$189,789
(1) The term "C" refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR").
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of December 31, 2024 and 2023, respectively, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $6.2 million, $6.1 million and $3.5 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of December 31, 2024
($ in thousands):

Year	Mortgages Payable
2025	$1,473
2026	54,622
2027	15,569
2028	71,017
2029	14,704
Thereafter	61,371
Total	$218,756
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of ”note-on-note” transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of December 31, 2024, the Company had one note outstanding with Capital One which matures on April 9, 2025. As of December 31, 2024, the total principal amount of the note was $71.9 million and the Company had $0.3 million in accrued interest outstanding. Interest expense incurred for the years ended December 31, 2024, 2023, and 2022 was $4.9 million, $4.7 million, and $1.7 million respectively, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company’s note payable balance as of December 31, 2024 ($ in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$69,170	$69,030
Financing proceeds	2,685	—
Net unrealized loss (gain)	5	140
Ending balance	$71,860	$69,170
The following table presents the future principal payments due under the note payable as of December 31, 2024
($ in thousands):

Year	Note Payable(1)
2025	$71,947
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rate on the note payable for the year ended December 31, 2024 was 6.92%.

Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2024	December 31, 2023
Straight-line rent receivable	$15,311	$13,525
Receivables	6,374	6,249
Prepaid expenses	3,175	2,738
Right-of-use asset - finance leases	2,396	2,452
Right-of-use asset - operating lease	2,027	2,066
Deferred financing costs on credit facility, net	267	912
Other	1,145	564
Total	$30,695	$28,506
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$13,327	$21,526
Common stock repurchases	14,715	19,034
Real estate taxes payable	8,099	9,811
Tenant security deposits	6,871	7,119
Lease liability - finance leases	2,517	2,523
Deferred tax liability	2,188	2,184
Lease liability - operating lease	2,186	2,159
Prepaid rental income	6,807	2,126
Accrued interest expense	2,068	2,048
Other	5,163	7,465
Total	$63,941	$75,995
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
As of December 31, 2024 and December 31, 2023, the Company had accrued advisory fees of $2.2 million and $2.1 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022 the Company incurred advisory fee expenses of $23.5 million, $24.7 million, and $20.8 million, respectively.
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

The Company has engaged NexCore Companies LLC (”NexCore”), an affiliate of TIAA, to provide property management, accounting, construction, and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement, with such amounts being recorded as Redeemable Non-Controlling Interest.
The Company entered into an agreement with Imajn Homes Holdings (”Sparrow”), an affiliate of TIAA, to assist the Company in acquiring and managing single-family housing in the United States. Sparrow is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with Sparrow, if certain internal rate of return hurdles are met, Sparrow will participate in the profits based on set criteria at the crystallization event. Additionally, Sparrow has the ability to exercise the crystallization event between the fifth and sixth anniversaries from the effective date of the agreement, with such amounts being recorded as Redeemable Non-Controlling Interest.
On March 15, 2024, the Company entered into new property and asset management agreements with a large, institutional-quality single-family rental operator in the United States. While the Company changed day-to-day operational management responsibilities of its single-family rental portfolio, the Company maintains all approval rights over its single-family rental investments. The Company’s existing joint venture agreement with Sparrow was amended in connection with the closing of the transaction, including certain modifications to Sparrow’s performance incentives that limit the duration of the period in which those incentives would be paid.

The Company entered into an agreement with Frigatebird CP Holdings LLC (”MyPlace”), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement,with such amounts being recorded as Redeemable Non-Controlling Interest.
As of both December 31, 2024 and December 31, 2023, the Company recorded Redeemable Non-Controlling Interest of $0.3 million and $0.4 million, respectively, on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the year ended December 31, 2024, the Company did not incur any charges attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the year ended December 31, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$462	$378	$37
Acquisition and asset management services	—	220	194
Accounting, construction and leasing services	187	—	—
Total	$649	$598	$231
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the year ended December 31, 2023 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace	Nuveen RE PMS
Property and project management services	$511	$750	—	$81
Acquisition and asset management services	—	579	123	—
Accounting and leasing services	954	—	—	—
Total	$1,465	$1,329	$123	$81

Fees Due to Dealer Manager
Nuveen Securities, LLC (the ”Dealer Manager”) served as the dealer manager for the Initial Public Offering and the Follow-on Offering and serves as the dealer manager for the Third Public Offering (together, the ”Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the years ended December 31, 2024, 2023, and 2022, the Company incurred stockholder servicing fees of $6.3 million, $6.8 million, and $6.1 million, respectively. As of December 31, 2024, the Company had accrued approximately $43.9 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the current month.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	December 31, 2024	December 31, 2023
Accrued stockholder servicing fees(1)	$43,853	$45,339
Advanced organization and offering expenses	1,677	2,612
Total	$45,530	$47,951
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
See Note 19. ”Equity and Redeemable Non-Controlling Interest” for additional information related to TIAA’s purchase of $300.0 million Class N shares through its wholly owned subsidiary and redeemable non-controlling interests related to affiliated partners’ crystallization rights, which allow the partners to trigger the payment on the promote.
See Note 6. ”Investment in International Affiliated Funds” for additional information related to the Company’s investment in International Affiliated Funds, in which affiliates of the Advisor serve as the investment adviser and receive management fees.
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
As of December 31, 2024, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of rental income for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
Rental Income	2024	2023	2022
Fixed lease payments	$136,105	$133,199	$91,855
Variable lease payments	33,993	32,567	17,378
Straight-line rental income	1,785	4,084	2,991
Net increase to rental income related to above and below market lease amortization	3,609	4,124	3,367
Total	$175,492	$173,974	$115,591
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals are as follows ($ in thousands):

Year	Future Minimum Rents
2025	$88,190
2026	79,025
2027	67,712
2028	54,798
2029	36,101
Thereafter	99,595
Total	$425,421
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of December 31, 2024, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows ($ in thousands):

Assets:	December 31, 2024	December 31, 2023
Right-of-use asset - finance leases	$2,396	$2,452
Right-of-use asset - operating lease	2,027	2,066
Liabilities:
Lease liability - finance leases	2,517	2,523
Lease liability - operating lease	2,186	2,159
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of December 31, 2024, the weighted average remaining lease terms of the Company’s operating lease and finance leases were 36 years and 43 years, respectively.

Aggregate future minimum annual payments for ground leases held by the Company as of December 31, 2024 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2025	$158	$219
2026	165	219
2027	169	219
2028	169	219
2029	169	219
Thereafter	7,431	8,773
Total undiscounted future lease payments	8,261	9,868
Difference between undiscounted cash flows and discounted cash flows	(6,075)	(7,351)
Total lease liability	$2,186	$2,517
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations and for the years ended December 31, 2024, 2023 and 2022 the Company incurred operating ground lease costs of $0.2 million, $0.3 million and $0.0 million, respectively.
The following table details the components of the Company’s finance leases ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest on lease liabilities	$213	$302	$—
Amortization of right-of-use assets	56	79	—
Total finance lease cost	$269	$381	$—
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	December 31, 2024
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	4	DKK 142,452	3.18%	CIBOR	3	1/5/2023	12/30/2027

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	December 31, 2024	December 31, 2023
Interest rate swaps - property debt	$688	$124
Total derivative financial instrument	$688	$124
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company's Consolidated Balance Sheets.
For the years ended December 31, 2024 and 2023, the Company recorded unrealized losses related to changes in fair value of its derivative financial instrument of $0.6 million and $0.1 million. For the year ended December 31, 2022, the Company did not have any derivative financial instruments.
Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of December 31, 2024, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of December 31, 2024, the Company had issued and outstanding 15,604,828 shares of Class T common stock, 45,353,119 shares of Class S common stock, 7,201,157 shares of Class D common stock, 87,034,811 shares of Class I common stock and 29,730,608 shares of Class N common stock.

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) for the years ended December 31, 2024, 2023 and 2022:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
January 1, 2022	9,201	23,809	4,649	31,460	29,731	98,850
Common Stock Issued(1)	8,232	21,643	3,478	49,584	—	82,937
Distribution Reinvestment	311	929	170	1,655	—	3,065
Vested Stock Grant	—	—	—	7	—	7
Common Stock Repurchased	(459)	(1,104)	(287)	(2,979)	—	(4,829)
December 31, 2022	17,285	45,277	8,010	79,727	29,731	180,030
Common Stock Issued(1)	(138)	5,182	429	17,488	—	22,961
Distribution Reinvestment	413	1,200	201	2,421	—	4,235
Vested Stock Grant	—	—	—	21	—	21
Common Stock Repurchased	(832)	(7,096)	(1,340)	(18,468)	—	(27,736)
December 31, 2023	16,728	44,563	7,300	81,189	29,731	179,511
Common Stock Issued(1)	(67)	4,519	429	19,707	—	24,588
Distribution Reinvestment	387	1,188	203	2,531	—	4,309
Vested Stock Grant	—	—	—	22	—	22
Common Stock Repurchased	(1,443)	(4,917)	(731)	(16,414)	—	(23,505)
December 31, 2024	15,605	45,353	7,201	87,035	29,731	184,925
(1) Common stock issued includes conversions between share classes.
TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, prior to January 31, 2025, TIAA may submit a portion of its Class N shares for repurchase; provided, that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of the Company’s Class N shares shall not be less than $300.0 million. Beginning on January 31, 2025, TIAA may submit all of its remaining shares for repurchase, provided that TIAA must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. Notwithstanding the foregoing, the total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. On January 31 and February 28, 2025, TIAA repurchased a total of 828,500 of TIAA's Class N shares for $10.0 million pursuant to the terms described above.
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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby holders of Class T, Class S, Class D and Class I shares (other than investors in certain states or who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Holders of Class N shares are not eligible to participate in the distribution reinvestment plan. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan or are residents of those states that do not allow automatic enrollment receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per-share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of December 31, 2024 and December 31, 2023, the Company had accrued $9.6 million and $9.7 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company declared and paid distributions of $115.4 million, $119.1 million and $97.7 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.8668 per share for the year ended December 31, 2024, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the net distribution for each of the Company’s share classes:

	Year Ended December 31, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8668	$0.8668	$0.8668	$0.8668	$0.8668
Advisory fee per share of common stock	(0.1526)	(0.1506)	(0.1530)	(0.1523)	(0.0826)
Stockholder servicing fee per share of common stock	(0.1084)	(0.1079)	(0.0310)	—	—
Net distribution per share of common stock	$0.6058	$0.6083	$0.6828	$0.7145	$0.7842
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8245	$0.8245	$0.8245	$0.8245	$0.8245
Advisory fee per share of common stock	(0.1467)	(0.1408)	(0.1453)	(0.1407)	(0.0796)
Stockholder servicing fee per share of common stock	(0.1052)	(0.1053)	(0.0306)	—	—
Net distribution per share of common stock	$0.5726	$0.5784	$0.6486	$0.6838	$0.7449
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2022
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8564	$0.8564	$0.8564	$0.8564	$0.8564
Advisory fee per share of common stock	(0.1517)	(0.1500)	(0.1523)	(0.1518)	(0.0817)
Stockholder servicing fee per share of common stock	(0.1108)	(0.1099)	(0.0335)	—	—
Net distribution per share of common stock	$0.5939	$0.5965	$0.6706	$0.7046	$0.7747
Distributions for the years ended December 31, 2024, 2023, and 2022, respectively, were characterized, for federal income tax purposes, as 91%, 100%, and 100% return of capital.

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
For the years ended December 31, 2024, 2023, and 2022, the Company repurchased shares of its common stock for $276.2 million, $341.0 million, and $62.2 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2024, 2023, and 2022.
Redeemable Non-Controlling Interest
The Company's affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of December 31, 2024 and December 31, 2023, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.3 million and $0.4 million as of both December 31, 2024 and December 31, 2023, respectively.
Note 20. Segment Reporting
The Company operates in ten reportable segments: industrial properties, healthcare properties, multifamily properties, retail properties, single-family housing, office properties, self-storage properties, commercial mortgage loans, real estate-related securities, and International Affiliated Funds. These are operating segments about which separate financial information is available that is evaluated regularly by the chief operating decision-makers (CODMs) in deciding how to allocate resources and in assessing performance. The Company’s head of portfolio management and chief financial officer have been identified as the CODMs. The Company’s CODMs direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the financial position by segment ($ in thousands):

	December 31, 2024	December 31, 2023
Industrial	$540,374	$552,413
Healthcare	440,182	457,964
Multifamily	315,799	326,862
Retail	258,614	206,824
Single-Family Housing	142,490	145,700
Office	109,948	116,334
Self-Storage	57,722	61,505
Commercial Mortgage Loans	370,172	338,978
Real Estate-Related Securities(1)	207,422	208,402
International Affiliated Funds	109,056	118,055
Other (Corporate)	45,198	46,961
Total assets	$2,596,977	$2,579,998
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$48,940	$45,290	$31,925	$18,978	$11,214	$15,062	$4,083	$—	$—	$—	$—	$175,492
Income from commercial mortgage loans	—	—	—	—	—	—	—	30,718	—	—	—	30,718
Total segment revenues	48,940	45,290	31,925	18,978	11,214	15,062	4,083	30,718	—	—	—	206,210
Expenses:
Property operating	14,131	15,269	13,252	5,682	6,021	4,287	2,879	—	—	—	—	61,521
Total segment expenses	14,131	15,269	13,252	5,682	6,021	4,287	2,879	—	—	—	—	61,521
Realized gain on sale of real estate investments					15							15
Realized and unrealized gain from real estate-related securities									5,190			5,190
Realized and unrealized gain from real estate debt									3,175			3,175
Unrealized loss on note payable											(5)	(5)
Unrealized loss from interest rate derivative											(597)	(597)
Loss from equity investments in unconsolidated international affiliated funds										(1,215)		(1,215)
Unrealized gain on commercial mortgage loans								2,313				2,313
Segment net operating income	$34,809	$30,021	$18,673	$13,296	$5,208	$10,775	$1,204	$33,031	$8,365	$(1,215)	$(602)	$153,565
Depreciation and amortization	(23,171)	(24,254)	(9,974)	(8,553)	(4,599)	(7,332)	(1,861)	—	—	—	—	(79,744)
General and administrative expenses											(8,859)	(8,859)
Advisory fee due to affiliate											(29,843)	(29,843)
Interest income											7,798	7,798
Interest expense											(44,477)	(44,477)
Net loss												$(1,560)
Net loss attributable to non-controlling interests in third party joint ventures												(23)
Net income attributable to preferred stock												15
Net loss attributable to common stockholders												$(1,552)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$51,407	$43,888	$31,412	$18,684	$10,730	$13,941	$3,912	$—	$—	$—	$—	$173,974
Income from commercial mortgage loans	—	—	—	—	—	—	—	27,945	—	—	—	27,945
Total segment revenues	51,407	43,888	31,412	18,684	10,730	13,941	3,912	27,945	—	—	—	201,919
Expenses:
Property operating	14,743	14,364	12,832	5,526	5,764	4,101	2,320	—	—	—	—	59,650
Total segment expenses	14,743	14,364	12,832	5,526	5,764	4,101	2,320	—	—	—	—	59,650
Realized and unrealized gain from real estate-related securities									12,565			12,565
Realized and unrealized loss from real estate debt									(1,258)			(1,258)
Unrealized loss on note payable											(140)	(140)
Loss from equity investments in unconsolidated international affiliated funds										(6,947)		(6,947)
Unrealized loss on commercial mortgage loans								(3,325)				(3,325)
Segment net operating income	$36,664	$29,524	$18,580	$13,158	$4,966	$9,840	$1,592	$24,620	$11,307	$(6,947)	$(140)	$143,164
Depreciation and amortization	(25,905)	(24,774)	(10,571)	(8,816)	(4,051)	(7,271)	(3,587)	—	—	—	—	(84,975)
Unrealized loss from interest rate derivative											(122)	(122)
General and administrative expenses											(8,261)	(8,261)
Advisory fee due to affiliate											(31,539)	(31,539)
Interest income											8,679	8,679
Interest expense											(39,778)	(39,778)
Net loss												$(12,832)
Net loss attributable to non-controlling interests in third party joint ventures												(93)
Net income attributable to preferred stock												15
Net loss attributable to common stockholders												$(12,754)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$31,250	$27,399	$26,951	$9,548	$6,829	$12,691	$923	$—	$—	$—	$—	$115,591
Income from commercial mortgage loans	—	—	—	—	—	—	—	15,092	—	—	—	15,092
Total segment revenues	31,250	27,399	26,951	9,548	6,829	12,691	923	15,092	—	—	—	130,683
Expenses:
Property operating	8,803	7,854	11,720	2,620	3,838	3,576	518	—	—	—	—	38,929
Total segment expenses	8,803	7,854	11,720	2,620	3,838	3,576	518	—	—	—	—	38,929
Realized and unrealized loss from real estate-related securities									(28,570)			(28,570)
Realized and unrealized loss from real estate debt									(4,144)			(4,144)
Unrealized gain on note payable											233	233
Income from equity investments in unconsolidated international affiliated funds										3,351		3,351
Unrealized loss on commercial mortgage loans								(2,118)				(2,118)
Segment net operating income	$22,447	$19,545	$15,231	$6,928	$2,991	$9,115	$405	$12,974	$(32,714)	$3,351	$233	$60,506
Depreciation and amortization	(16,742)	(16,921)	(16,071)	(4,202)	(3,574)	(7,224)	(912)	—	—	—	—	(65,646)
General and administrative expenses											(9,832)	(9,832)
Advisory fee due to affiliate											(26,851)	(26,851)
Interest income											4,498	4,498
Interest expense											(16,785)	(16,785)
Net loss												$(54,110)
Net loss attributable to non-controlling interests in third party joint ventures												(73)
Net income attributable to preferred stock												15
Net loss attributable to common stockholders												$(54,052)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Note 21. Subsequent Events
On March 18, 2025, the Company acquired an industrial property in the Riverton submarket of Salt Lake City for $30.0 million.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)
Schedule III

				Initial Costs			Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora IL	Multi-Family	2013	2017	$5,894	$44,713	$2,610	$6,039	$47,178	$53,217	$(9,105)	15 - 40 years
Phoenix, AZ	Industrial	1998	2017	3,891	11,337	3	3,891	13,933	17,824	(2,346)	15 - 40 years
Denver & Golden, CO	Industrial	Various	2017	8,773	38,496	2,082	8,773	40,578	49,351	(8,708)	15 - 40 years
Austin, TX	Multi-Family	2017	2018	8,385	36,319	1	8,385	37,494	45,879	(7,004)	15 - 40 years
Atlanta, GA	Office	1970	2018	4,472	25,598	155	4,472	25,753	30,225	(5,126)	15 - 40 years
Houston, TX	Retail	2016	2018	10,708	74,419	401	10,708	74,820	85,528	(15,499)	15 - 40 years
Henderson, NV	Industrial	2017	2018	4,475	18,316	(353)	4,475	17,963	22,438	(3,454)	15 - 40 years
Salt Lake City, UT	Office	2017	2019	3,964	32,945	283	3,964	33,228	37,192	(7,024)	15 - 40 years
Moreno Valley, CA	Industrial	1993	2019	4,376	13,157	553	4,376	13,710	18,086	(2,997)	15 - 40 years
San Antonio, TX	Healthcare	1972	2019	6,124	26,338	2	6,124	28,387	34,511	(6,785)	15 - 40 years
Boston, MA	Industrial	1973	2020	11,612	36,842	4	11,612	36,846	48,458	(5,462)	15 - 40 years
Atlanta, GA (Other)	Healthcare	2017	2020	1,422	7,795	25	1,422	7,820	9,242	(1,434)	15 - 40 years
Chicago, IL	Healthcare	1986	2020	2,867	6,903	9	2,867	6,912	9,779	(1,823)	15 - 40 years
San Antonio, TX (Industrial)	Industrial	1983	2020	2,815	7,129	449	2,815	7,578	10,393	(1,156)	15 - 40 years
Boulder, CO	Healthcare	1984	2021	3,645	7,895	593	3,645	8,488	12,133	(1,771)	15 - 40 years
Sugar Land, TX	Healthcare	2007	2021	3,129	9,200	517	3,128	9,718	12,846	(1,400)	15 - 40 years
Huntersville, NC	Multi-Family	2016	2021	6,552	61,509	1	6,582	62,969	69,551	(6,083)	15 - 40 years
San Diego, CA	Healthcare	1996	2021	10,586	36,814	5,665	10,767	42,298	53,065	(8,308)	15 - 40 years
Morrisville, NC	Office	1990	2021	3,953	16,390	—	3,943	16,349	20,292	(3,405)	15 - 40 years
Langhome, PA	Healthcare	1987	2021	6,918	16,947	3,549	6,861	20,553	27,414	(4,648)	15 - 40 years
Langhome, PA	Healthcare	1988	2021	3,714	9,830	2	3,714	11,570	15,284	(2,065)	15 - 40 years
Roseville, CA	Healthcare	1996	2021	3,464	24,439	4,451	3,611	28,743	32,354	(4,596)	15 - 40 years
McKinney, TX	Multi-Family	2002	2021	7,903	78,125	3,107	7,903	81,232	89,135	(6,544)	15 - 40 years
Houston, TX	Industrial	2003	2021	2,056	11,315	(39)	2,056	11,276	13,332	(1,318)	15 - 40 years
Schertz, TX	Industrial	2007	2021	3,037	7,856	86	3,037	7,942	10,979	(1,086)	15 - 40 years
Seneca, SC	Multi-Family	2021	2021	5,004	42,994	132	5,015	43,115	48,130	(3,631)	15 - 40 years
Various	Single-Family	Various	2021	26,878	64,797	55,807	39,011	108,471	147,482	(12,489)	15 - 40 years
Tampa, FL	Industrial	1979	2022	8,011	43,689	2	8,011	45,876	53,887	(4,292)	15 - 40 years
Houston, TX	Industrial	1973	2022	8,660	64,967	1	8,660	66,339	74,999	(5,523)	15 - 40 years
Brooklyn Park & Burnsville, MN	Industrial	Various	2022	12,972	37,549	1,945	12,972	39,494	52,466	(4,558)	15 - 40 years
Orlando, FL	Retail	2008	2022	7,056	19,700	946	7,056	20,646	27,702	(1,818)	15 - 40 years
Hudson, FL	Retail	1994	2022	4,446	9,250	31	4,477	9,250	13,727	(1,003)	15 - 40 years
Tampa, FL	Retail	2004	2022	6,669	15,977	42	6,699	15,989	22,688	(1,651)	15 - 40 years
Coral Springs, FL	Retail	1998	2022	7,926	23,589	8	7,926	23,597	31,523	(1,906)	15 - 40 years
Winter Garden, FL	Retail	2007	2022	5,799	20,759	97	5,875	20,780	26,655	(1,761)	15 - 40 years
Palm Bay, FL	Self-Storage	1996	2022	580	4,228	120	620	4,308	4,928	(285)	15 - 40 years
Sugar Land, TX	Self-Storage	2019	2022	770	19,009	44	788	19,035	19,823	(1,204)	15 - 40 years
Houston, TX	Self-Storage	1980	2022	1,250	7,785	14	1,260	7,789	9,049	(470)	15 - 40 years
Pflugerville, TX	Self-Storage	2014	2022	1,100	11,703	2	1,100	11,705	12,805	(582)	15 - 40 years
Wilsonville, OR	Industrial	1986	2022	12,730	46,470	—	12,730	46,470	59,200	(3,498)	15 - 40 years
Atlanta, GA	Healthcare	Various	2022	15,442	43,234	216	15,442	43,450	58,892	(5,171)	15 - 40 years
McKinney, TX	Healthcare	Various	2022	182	71,284	2,017	182	73,301	73,483	(7,016)	15 - 40 years
Clearwater, FL	Healthcare	2011	2022	3,936	15,029	2	3,936	17,309	21,245	(1,481)	15 - 40 years
Tampa, FL	Healthcare	2012	2022	303	17,529	—	303	17,529	17,832	(1,785)	15 - 40 years
Tampa, FL	Healthcare	1979	2022	4,845	25,046	5	4,845	25,051	29,896	(2,835)	15 - 40 years
Pittsburgh, PA	Healthcare	1999	2022	3,028	61,501	2,081	3,028	63,582	66,610	(5,644)	15 - 40 years
Fort Worth, Haslet & Roanoke, TX	Industrial	Various	2022	21,413	105,645	1,137	21,413	106,782	128,195	(9,013)	15 - 40 years
Copenhagen, Denmark (International)	Multi-Family	Various	2022	6,672	30,974	(217)	6,530	30,899	37,429	(1,679)	15 - 40 years
Brighton, CO	Self-Storage	2003	2023	2,258	10,439	27	2,274	10,450	12,724	(504)	15 - 40 years
Glen Allen, VA	Retail	2007	2024	9,191	43,044	—	9,191	43,044	52,235	—	15 - 40 years
Total				$311,856	$1,516,818	$88,615	$324,514	$1,607,599	$1,932,113	$(198,946)
(a) The aggregate cost for federal income tax purposes at December 31, 2024 was approximately $1.9 billion.

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)
Schedule III
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $16.1 million. Accumulated Depreciation does not include $8.5 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022, are as follows
($ in thousands):

Rental Properties	2024	2023	2022
Balance at beginning of period	$1,867,214	$1,835,529	$945,268
Additions	64,899	31,685	890,261
Balance at end of period	$1,932,113	$1,867,214	$1,835,529
Accumulated Depreciation	2024	2023	2022
Balance at beginning of period	$140,873	$84,098	$42,557
Additions	58,073	56,775	41,541
Balance at end of period	$198,946	$140,873	$84,098