Form 10-Q
period 2025-03-31
Nuveen Global Cities REIT, Inc.
filed 2025-05-09
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
As of May 9, 2025, there were 14,945,396 outstanding shares of Class T common stock, 46,842,847 outstanding shares of Class S common stock, 7,050,589 outstanding shares of Class D common stock, 93,994,440 outstanding shares of Class I common stock and 28,069,811 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,788,506	$1,740,714
Investment in commercial mortgage loans, at fair value	370,589	370,172
Investment in real estate debt, at fair value	111,299	103,886
Investments in international affiliated funds	108,181	109,056
Investments in real estate-related securities, at fair value	102,718	103,536
Intangible assets, net	81,642	83,154
Cash and cash equivalents	34,409	22,545
Restricted cash	29,364	33,219
Other assets, net	30,803	30,695
Total assets	$2,657,511	$2,596,977
Liabilities and Equity
Credit facility	$347,000	$307,000
Mortgages payable, net	228,501	209,482
Loan participations, at fair value	173,500	172,920
Note payable, at fair value	71,670	71,860
Accounts payable, accrued expenses, and other liabilities	65,927	63,941
Due to affiliates	44,845	45,530
Intangible liabilities, net	33,939	32,695
Subscriptions received in advance	28,449	32,315
Distributions payable	9,705	9,585
Total liabilities	1,003,536	945,328
Redeemable non-controlling interest	233	277
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 14,939,463 and 15,604,828 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	150	157
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 45,928,702 and 45,353,119 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	459	454
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,047,882 and 7,201,157 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	71	72
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 91,203,703 and 87,034,811 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	912	870
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 28,486,825 and 29,730,608 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	285	297
Additional paid-in capital	2,153,704	2,122,792
Accumulated deficit and cumulative distributions	(500,860)	(468,890)
Accumulated other comprehensive loss	(4,580)	(8,002)
Total stockholders’ equity	1,650,266	1,647,875
Non-controlling interests attributable to third-party joint ventures	3,476	3,497
Total equity	1,653,742	1,651,372
Total liabilities and equity	$2,657,511	$2,596,977
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue	$44,571	$44,650
Income from commercial mortgage loans	7,257	7,569
Total revenues	51,828	52,219
Expenses
Rental property operating	15,525	16,424
General and administrative	1,799	2,176
Advisory fee due to affiliate	7,479	7,488
Depreciation and amortization	20,322	20,173
Total expenses	45,125	46,261
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	1,829	(1,972)
Realized and unrealized gain from real estate debt	392	1,875
Realized gain on sale of real estate investments	—	15
Loss from equity investments in unconsolidated international affiliated funds	(2,955)	(624)
Unrealized loss on commercial mortgage loans	(535)	(122)
Unrealized gain (loss) from interest rate derivatives	72	(97)
Unrealized gain on note payable	190	170
Interest income	2,027	1,861
Interest expense	(10,641)	(10,869)
Total other income (expense)	(9,621)	(9,763)
Net loss	$(2,918)	$(3,805)
Net income (loss) attributable to non-controlling interests in third-party joint ventures	3	(7)
Net income attributable to preferred stock	4	4
Net loss attributable to common stockholders	$(2,925)	$(3,802)
Net loss per share of common stock - basic and diluted	$(0.02)	$(0.02)
Weighted-average shares of common stock outstanding, basic and diluted	186,790,640	179,195,521

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(2,918)	$(3,805)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,422	(1,973)
Comprehensive income (loss)	504	(5,778)
Comprehensive income (loss) attributable to non-controlling interests in third-party joint ventures	3	(7)
Comprehensive income attributable to preferred stock	4	4
Comprehensive income (loss) attributable to common stockholders	$497	$(5,775)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended March 31, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common stock issued (a)	—	(6)	17	—	65	—	88,429	—	—	88,505	—	88,505
Distribution reinvestment	—	1	3	—	7	—	12,672	—	—	12,683	—	12,683
Common stock repurchased	—	(2)	(15)	(1)	(30)	(12)	(70,286)	—	—	(70,346)	—	(70,346)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—	—	—	—	(2,925)	—	(2,921)	3	(2,918)
Distributions on common stock	—	—	—	—	—	—	—	(29,045)	—	(29,045)	—	(29,045)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,422	3,422	—	3,422
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	44	—	—	44	—	44
Balance at March 31, 2025	$125	$150	$459	$71	$912	$285	$2,153,704	$(500,860)	$(4,580)	$1,650,266	$3,476	$1,653,742

Three Months Ended March 31, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common stock issued (a)	—	4	8	1	40	—	62,793	—	—	62,846	—	62,846
Distribution reinvestment	—	1	3	1	6	—	12,717	—	—	12,728	—	12,728
Common stock repurchased	—	(5)	(16)	(2)	(44)	—	(77,356)	—	—	(77,423)	—	(77,423)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—	—	—	—	(3,802)	—	(3,798)	(7)	(3,805)
Distributions on common stock	—	—	—	—	—	—	—	(29,420)	—	(29,420)	—	(29,420)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(105)	(105)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,973)	(1,973)	—	(1,973)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	78	—	—	78	—	78
Balance at March 31, 2024	$125	$167	$441	$73	$814	$297	$2,056,984	$(385,165)	$(4,520)	$1,669,216	$3,710	$1,672,926
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,918)	$(3,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,322	20,173
Unrealized (gain) loss on changes in fair value of real estate-related securities	(50)	3,460
Realized gain on sale of real estate-related securities	(846)	(358)
Unrealized gain on changes in fair value of real estate debt	(357)	(1,864)
Realized gain on sale of real estate debt	(35)	(11)
Unrealized gain on changes in fair value of note payable	(190)	(170)
Unrealized loss on changes in fair value of commercial mortgage loans	535	122
Unrealized (gain) loss on changes in fair value of interest rate derivatives	(72)	97
Realized gain on sale of real estate investments	—	(15)
Loss from equity investments in unconsolidated international affiliated funds	2,955	624
Income distributions from equity investments in unconsolidated international affiliated funds	790	799
Payment-in-kind interest on commercial mortgage loans	(148)	—
Straight-line rent adjustment	(298)	(580)
Amortization of above- and below-market lease intangibles	(1,032)	(959)
Amortization of deferred financing costs	139	321
Amortization of mortgage discount	471	295
Amortization of restricted stock grants	53	53
Change in assets and liabilities:
(Increase) decrease in other assets	(416)	1,179
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,383)	257
Net cash provided by operating activities	15,520	19,618
Cash flows from investing activities:
Acquisitions of real estate	(60,885)	—
Origination and fundings of commercial mortgage loans	(224)	(20,588)
Proceeds from paydown of commercial mortgage loan	—	458
Capital improvements to real estate	(2,553)	(5,197)
Proceeds from sale of real estate investments	—	351
Purchase of real estate-related securities	(15,416)	(19,318)
Proceeds from sale of real estate-related securities	17,130	19,466
Purchases of real estate debt	(10,190)	(493)
Proceeds from sale of real estate debt	2,989	3,563
Net cash used in investing activities	(69,149)	(21,758)
Cash flows from financing activities:
Proceeds from issuance of common stock	55,985	36,946
Repurchase of common stock	(63,693)	(76,554)
Offering costs paid	(294)	(173)
Borrowings under credit facility	40,000	49,500
Repayments on credit facility	—	(14,500)
Borrowings from mortgages payable	18,227	—
Payments on mortgages payable	(283)	(117)
Payment of deferred financing costs	(291)	—
Payment of offering and organization costs due to affiliate	(186)	(252)
Distributions to preferred stockholders	(4)	(4)
Distributions to non-controlling interests in third-party joint ventures	(24)	(105)
Subscriptions received in advance	28,449	18,677
Distributions	(16,242)	(16,656)
Net cash provided by (used in) financing activities	61,644	(3,238)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6)	—
Net increase (decrease) in cash and cash equivalents and restricted cash during the period	8,009	(5,378)
Cash and cash equivalents and restricted cash, beginning of period	55,764	53,485
Cash and cash equivalents and restricted cash, end of period	$63,773	$48,107

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$34,409	$28,315
Restricted cash	29,364	19,792
Total cash and cash equivalents and restricted cash	$63,773	$48,107

Supplemental disclosures:
Interest paid	$10,516	$10,755
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$20	$—
Fundings of commercial mortgage loans through increases in loan participations	$—	$(277)
Paydown of commercial mortgage loans through decrease in loan participations	$—	$1,374
Payment-in-kind interest on commercial mortgage loans	$148	$—
Non-cash financing activities:
Accrued distributions	$—	$(36)
Accrued stockholder servicing fees	$(499)	$(299)
Distribution reinvestments	$12,683	$12,728
Allocation to redeemable non-controlling interests	$(44)	$(78)
Increases in loan participations through fundings of commercial mortgage loans	$—	$277
Decrease in loan participations through paydown of commercial mortgage loans	$—	$(1,374)
Accrued offering costs	$74	$66
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). The Initial Public Offering was initially declared effective on January 31, 2018 and the Initial Public Offering terminated on July 2, 2021.
On January 13, 2021, the Company filed a Registration Statement on Form S-11 (File No. 333-252077) to register up to $5.0 billion in shares of common stock (the “Follow-on Public Offering”). The Follow-on Public Offering was initially declared effective by the SEC on July 2, 2021 and the Follow-on Public Offering terminated on November 6, 2024.
On June 21, 2024, the Company filed a Registration Statement on Form S-11 (File No. 333-280368) for a third public offering of up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Third Public Offering"). The Third Public Offering was initially declared effective by the SEC on November 6, 2024. In the Third Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
As of March 31, 2025, the Company had received aggregate net proceeds of $2.6 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering, the Third Public Offering and unregistered private offerings.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
As of March 31, 2025 and December 31, 2024, the total assets and liabilities of the Company’s consolidated VIE were $46.2 million and $29.8 million, and $47.1 million and $30.1 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$102,718	$—	$—	$102,718	$103,536	$—	$—	$103,536
Investments in real estate debt	—	111,299	—	111,299	—	103,886	—	103,886
Investments in commercial mortgage loans	—	—	370,589	370,589	—	—	370,172	370,172
Total	$102,718	$111,299	$370,589	$584,606	$103,536	$103,886	$370,172	$577,594

Liabilities:
Loan participations	$—	$—	$173,500	$173,500	$—	$—	$172,920	$172,920
Note payable	—	—	71,670	71,670	—	—	71,860	71,860
Interest rate derivatives(1)	—	645	—	645	—	688	—	688
Total	$—	$645	$245,170	$245,815	$—	$688	$244,780	$245,468
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2024	370,172		$172,920		$71,860
Additional fundings	372	(a)	—		—
Net unrealized gain on assets	45	(b)	—		—
Net unrealized loss (gain) on liabilities	—		580	(b)	(190)
Balance as of March 31, 2025	$370,589		$173,500		$71,670

(a) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(b) Unrealized Loss on Commercial Mortgage Loans of $0.5 million reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 includes unrealized gain of $0.1 million associated with commercial mortgage loans, net of unrealized loss of $0.6 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of March 31, 2025.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 9.15% (4.78%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 4.11% (3.24%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% (2.00%)

(1) Secured Overnight Financing Rate (“SOFR”) as of March 31, 2025 was 4.4%.
(2) Weighted by outstanding principal balance.
As of March 31, 2025, the carrying value of the Company’s Credit Facility approximated fair value. The fair value of the Company’s mortgages payable was $224.6 million and $203.0 million as of March 31, 2025 and December 31, 2024, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of March 31, 2025, the Company did not have any nonaccrual mortgage loans.
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
Restricted Cash
As of March 31, 2025, the Company had $29.4 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $28.4 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of March 31, 2025, the Company had five active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of certain of its commercial mortgage loans, and one domestic TRS for self-storage, nonrental-related business. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three months ended both March 31, 2025, and 2024, the Company incurred federal income tax expense related to the TRSs of $0.1 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the three months ended March 31, 2025.
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
Deferred Taxes
As of March 31, 2025, the Company had a deferred tax liability of $2.2 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on October 31, 2021, and as of March 31, 2025, the Company had reimbursed the Advisor $3.1 million of such expenses.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $1.5 million and $1.7 million remained outstanding as of March 31, 2025 and December 31, 2024, respectively. These organization and offering expenses are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2025 and 2024, the Company charged $0.4 million and $0.2 million, respectively, in offering costs to equity.
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
The financial position and results of operations of the Company’s wholly owned assets located in foreign jurisdictions are measured using the local currency as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income (loss) has been translated using the weighted-average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss) and as Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statements of Changes in Equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of $3.4 million and $(2.0) million for the three months ended March 31, 2025 and 2024, respectively.
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
Recent Accounting Pronouncements
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management has adopted this standard and it did not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose, on an annual basis, taxes paid disaggregated by: federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. Management is currently assessing the impact this standard will have on the Company’s financial statements as well as the method by which the Company will adopt the new standard.
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management does not expect the guidance to have a material impact to the Company.

Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$1,641,698	$1,607,599
Land and land improvements	353,248	324,514
Furniture, fixtures and equipment	16,473	16,071
Total	2,011,419	1,948,184
Accumulated depreciation	(222,913)	(207,470)
Investments in real estate, net	$1,788,506	$1,740,714
For the three months ended March 31, 2025 and 2024, depreciation expense was $15.6 million and $14.7 million, respectively.
Acquisitions
During the three months ended March 31, 2025, the Company acquired one industrial property and one multifamily property.
The following table provides details of the properties acquired during the three months ended March 31, 2025 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands) /Units (2)
Industrial	$30,131	1	1	265 Sq. Ft.
Multifamily	31,603	1	1	60 Units
	$61,734	2	2
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
(2) Multifamily sector reflects the number of units instead of square feet for the acquisition.
The intangible assets and liabilities acquired during the three months ended March 31, 2025 had a weighted-average amortization period of 6.95 years and 7.21 years, respectively, as of the acquisition date.
Dispositions
The Company did not have any dispositions related to properties during the three months ended March 31, 2025.
The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2025 ($ in thousands):

Three Months Ended March 31, 2025
Building and building improvements	$32,154
Land and land improvements	28,424
Furniture, fixtures and equipment	361
In-place lease intangible assets	2,782
Below-market lease intangible liabilities	(2,727)
Leasing commissions	395
Other intangibles	345
Total purchase price	$61,734
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2025 and December 31, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$103,536
Additions	15,416
Disposals	(17,130)
Unrealized gains	50
Realized gains	846
Ending balance as of March 31, 2025	$102,718

The following table summarizes the components of Realized and Unrealized Gain (Loss) from Real Estate-Related Securities ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Unrealized gain (loss)	$50	$(3,460)
Realized gain	846	358
Dividend income	933	1,130
Total	$1,829	$(1,972)
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	March 31, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.54%	6/4/2042	$23,237	$21,742	$20,593
CMBS - Floating	6.89%	5/11/2038	92,390	90,823	90,706
Total	6.42%	3/5/2039	$115,627	$112,565	$111,299

	December 31, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.53%	6/6/2042	$23,258	$21,761	$20,403
CMBS - Floating	6.97%	1/1/2038	85,402	83,747	83,483
Total	6.45%	12/13/2038	$108,660	$105,508	$103,886
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt
($ in thousands):

	March 31, 2025			December 31, 2024
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$32,744	$33,223	29.8%	$32,193	$32,760	31.6%
Multifamily	23,278	22,902	20.6%	23,141	22,865	22.0%
Hotel	14,504	14,512	13.0%	8,823	7,716	7.4%
Retail	11,965	12,247	11.0%	9,090	8,798	8.5%
Diversified	9,071	8,807	7.9%	—	—	—%
Office	8,823	8,139	7.3%	10,178	10,215	9.8%
Manufactured Housing	4,782	4,844	4.4%	9,955	10,150	9.8%
Life Science	3,065	2,965	2.7%	2,687	1,912	1.8%
Net Lease	2,687	2,000	1.8%	4,730	4,820	4.6%
Self-Storage	1,646	1,660	1.5%	1,646	1,688	1.6%
Cold Storage	—	—	—%	3,065	2,962	2.9%
Total	$112,565	$111,299	100.0%	$105,508	$103,886	100.0%

The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	March 31, 2025			December 31, 2024
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$2,994	$3,020	2.7%	$3,032	$3,053	2.9%
AA	14,943	15,179	13.6%	13,564	13,629	13.1%
A	32,278	32,460	29.2%	28,025	28,041	27.0%
BBB	48,180	48,672	43.8%	49,058	49,455	47.6%
BB	7,844	6,657	6.0%	5,504	4,483	4.4%
B	1,199	1,045	0.9%	2,213	2,097	2.0%
CCC	5,127	4,266	3.8%	4,112	3,128	3.0%
Total	$112,565	$111,299	100.0%	$105,508	$103,886	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Investments in Real Estate Debt ($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$103,886
Additions	10,010
Disposals	(2,989)
Unrealized gain	357
Realized gain	35
Ending balance as of March 31, 2025	$111,299
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
The Company invested $79 million (€70 million) and had a 5.9% ownership in ECF as of March 31, 2025.
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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$58,596
Income distributions	(493)
Income from equity investment in unconsolidated international affiliated fund	655
Foreign currency translation adjustment	2,870
Ending balance as of March 31, 2025	$61,628
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three months ended March 31, 2025 and 2024 was $0.7 million and $(2.4) million, respectively.

Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.4% ownership in APCF as of March 31, 2025. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$50,460
Income distributions	(297)
Loss from equity investment in unconsolidated international affiliated fund	(3,610)
Ending balance as of March 31, 2025	$46,553
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three months ended March 31, 2025 and 2024 was $(3.6) million and $1.8 million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of March 31, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,720
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,180
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,570
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,210
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$75,495	$75,469
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,165	$23,580
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$51,210
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2025	Interest only	$17,144	$17,144	$16,860
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,940
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,850	$20,850
Total									$377,098	$370,589
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the three months ended March 31, 2025 and 2024, the Company had unrealized losses on its commercial mortgage loans of $0.5 million and $0.1 million, respectively.
For the three months ended March 31, 2025 and 2024, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.3 million and $7.6 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$370,172
Additional fundings (1)	372
Net unrealized gain (2)	45
Ending balance as of March 31, 2025	$370,589
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Loss on Commercial Mortgage Loans of $0.5 million reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 includes unrealized gain of $0.1 million associated with commercial mortgage loans, net of unrealized loss of $0.6 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$101,901	$99,107
Above-market lease intangibles	13,031	13,030
Leasing commissions	48,973	48,227
Other intangibles	18,427	18,048
Total intangible assets	182,332	178,412
Accumulated amortization:
In-place lease intangibles	(63,786)	(60,964)
Above-market lease intangibles	(5,169)	(4,717)
Leasing commissions	(22,477)	(20,959)
Other intangibles	(9,258)	(8,618)
Total accumulated amortization	(100,690)	(95,258)
Intangible assets, net	$81,642	$83,154
Intangible liabilities:
Below-market lease intangibles	$(54,483)	$(51,755)
Accumulated amortization	20,544	19,060
Intangible liabilities, net	$(33,939)	$(32,695)
For the three months ended March 31, 2025 and 2024, amortization expense relating to intangible assets was $5.4 million and $5.9 million, respectively, which includes above-market lease amortization of $0.5 million during both periods, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.5 million and $1.4 million, respectively, for the three months ended March 31, 2025 and 2024.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2025 (remaining)	7,855	1,496	4,670	2,085	(4,492)
2026	7,588	1,739	4,891	1,908	(4,919)
2027	6,266	1,682	4,179	1,525	(4,317)
2028	4,265	1,448	3,398	1,176	(3,672)
2029	2,490	54	2,120	682	(2,632)
Thereafter	9,651	1,442	7,238	1,793	(13,907)
Total	$38,115	$7,861	$26,496	$9,169	$(33,939)

Note 9. Loan Participations
The sale of a non-recourse interest in a loan through a participation agreement does not qualify for sale accounting under GAAP. For such transactions, the Company presents the whole loan as an asset within Investments in Commercial Mortgage Loans and the loan participation sold within Loan Participations at Fair Value on the Consolidated Balance Sheets until the loan is repaid. The Company has no obligation to pay principal and interest under these liabilities, and the gross presentation of loan participations sold does not impact the stockholders’ equity or net income.
The following table summarizes the Loan Participations as of March 31, 2025 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,720
Panorama House	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,570
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$51,210
Total								$176,319	$173,500
The following table shows the Company’s loan participations ($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$172,920
Additional fundings	—
Paydowns	—
Net unrealized loss	580
Ending balance as of March 31, 2025	$173,500
For the three months ended March 31, 2025 and 2024, the Company recognized interest expense related to its loan participations of $2.7 million and $3.1 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of March 31, 2025.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2025	December 31, 2024
Revolving facility	S+applicable margin(1)	September 30, 2025	$321,000	$213,000	$173,000
DDTL facility	S+applicable margin(1)	September 30, 2026	134,000	134,000	134,000
Credit facility			$455,000	$347,000	$307,000
(1) The weighted-average interest rates for the three months ended March 31, 2025 for the Revolving facility and DDTL facility were 5.74% and 5.68%, respectively.
As of March 31, 2025, the Company had $347.0 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three months ended March 31, 2025 and 2024, the Company incurred $4.5 million and $4.3 million, respectively, in interest expense under the Credit Facility.
As of March 31, 2025, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of March 31, 2025 ($ in thousands):

Year	Credit Facility
2025 (remaining)	213,000
2026	134,000
2027	—
2028	—
2029	—
Thereafter	—
Total	$347,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	68,439	68,721
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	3.32%	03/28/30	18,227	—
Total fixed rate mortgages payable				216,916	198,971
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	20,653	19,785
Total mortgages payable				237,569	218,756
Deferred financing costs, net				(1,109)	(845)
Discount on assumed mortgage notes, net				(7,959)	(8,429)
Mortgages payable, net				$228,501	$209,482
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of March 31, 2025, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three months ended March 31, 2025 and 2024, the Company incurred $1.7 million and $1.5 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of March 31, 2025 ($ in thousands):

Year	Mortgages Payable
2025 (remaining)	1,192
2026	54,622
2027	15,569
2028	71,017
2029	14,704
Thereafter	80,465
Total	$237,569
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The note bears interest based on competitive market rates determined at the time of issuance. The note involves leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of March 31, 2025, the Company had one note outstanding with Capital One which matures on April 9, 2026. As of March 31, 2025, the total principal amount of the note was $71.9 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three months ended March 31, 2025 and 2024 was $1.1 million and $1.2 million, respectively, based on a rate of SOFR plus 1.65%. The note is collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7.
The following table summarizes the Company’s note payable balance ($ in thousands):

March 31, 2025
Beginning balance as of December 31, 2024	$71,860
Financing proceeds	—
Net unrealized gain	(190)
Ending balance as of March 31, 2025	$71,670
The following table presents the future principal payments due under the note payable as of March 31, 2025 ($ in thousands):

Year	Note Payable(1)
2025 (remaining)	—
2026	71,947
2027	—
2028	—
2029	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rate on the note payable for the three months ended March 31, 2025 was 5.96%.
Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2025	December 31, 2024
Straight-line rent receivable	$15,608	$15,311
Receivables	7,489	6,374
Prepaid expenses	2,157	3,175
Right-of-use asset – finance leases	2,382	2,396
Right-of-use asset – operating lease	2,018	2,027
Deferred financing costs on credit facility, net	161	267
Other	988	1,145
Total	$30,803	$30,695

The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$11,586	$13,327
Common stock repurchases	21,368	14,715
Real estate taxes payable	5,785	8,099
Tenant security deposits	7,069	6,871
Prepaid rental income	5,773	6,807
Lease liability – finance leases	2,515	2,517
Deferred tax liability	2,171	2,188
Accrued interest expense	2,193	2,068
Lease liability – operating lease	2,193	2,186
Other	5,274	5,163
Total	$65,927	$63,941
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
The Advisor receives an advisory fee, payable monthly in arrears, in connection with the management of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
The Company does not pay the advisory fee with regard to its investments in the International Affiliated Funds.
As of March 31, 2025 and December 31, 2024, the Company had accrued advisory fees of $2.1 million and $2.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, the Company incurred advisory fee expenses of $6.0 million and $5.9 million, respectively.
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
On March 15, 2024, the Company entered into new property and asset management agreements with a large, institutional-quality single-family rental operator in the United States. While the Company changed day-to-day operational management responsibilities of its single-family rental portfolio, the Company maintained all approval rights over its single-family rental investments. The Company’s existing joint venture agreement with Sparrow was amended in connection with the closing of the transaction, including certain modifications to Sparrow’s performance incentives that limit the duration of the period in which those incentives would be paid.
The Company entered into an agreement with Frigatebird CP Holdings LLC (“MyPlace”), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement, with such amounts being recorded as Redeemable Non-Controlling Interest.
As of March 31, 2025 and December 31, 2024, the Company recorded Redeemable Non-Controlling Interest of $0.2 million and $0.3 million, respectively, on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the three months ended March 31, 2025, the Company did not incur any charges attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2025 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$70	$—	$9
Acquisition and asset management services	—	—	47
Accounting, construction and leasing services	—	—	—
Total	$70	$—	$56
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
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Initial Public Offering and the Follow-on Offering and serves as the dealer manager for the Third Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three months ended March 31, 2025 and 2024 the Company incurred stockholder servicing fees of $1.5 million and $1.6 million, respectively. As of March 31, 2025, the Company had accrued approximately $43.4 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the current month.

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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2025	December 31, 2024
Accrued stockholder servicing fees(1)	$43,354	$43,853
Advanced organization and offering expenses	1,491	1,677
Total	$44,845	$45,530
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
As of March 31, 2025, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of Rental Income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Rental Income	2025	2024
Fixed lease payments	$34,312	$34,423
Variable lease payments	8,929	8,687
Straight-line rental income	298	580
Net increase to rental income related to above and below market lease amortization	1,032	960
Total	$44,571	$44,650
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals as of March 31, 2025 are as follows ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	81,577
2026	70,490
2027	57,634
2028	38,926
2029	29,670
Thereafter	77,843
Total	$356,140
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of March 31, 2025, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	March 31, 2025	December 31, 2024
Right-of-use asset – finance leases	$2,382	$2,396
Right-of-use asset – operating lease	2,018	2,027
Liabilities:
Lease liability – finance leases	2,515	2,517
Lease liability – operating lease	2,193	2,186
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of March 31, 2025, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 36 years and 43 years, respectively.

Aggregate future minimum annual payments for ground leases held by the Company as of March 31, 2025 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2025 (remaining)	$132	$201
2026	152	219
2027	155	219
2028	169	219
2029	169	219
Thereafter	7,431	8,773
Total undiscounted future lease payments	8,208	9,850
Difference between undiscounted cash flows and discounted cash flows	(6,015)	(7,335)
Total lease liability	$2,193	$2,515
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations and for the three months ended March 31, 2025 and 2024, and the Company incurred operating ground lease costs of $0.1 million for each period.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Interest on lease liabilities	$53	$53
Amortization of right-of-use assets	14	14
Total finance lease cost	$67	$67
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	March 31, 2025
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	4	DKK 142,452	3.18%	CIBOR	2.8	1/5/2023	12/30/2027

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	March 31, 2025	December 31, 2024
Interest rate swaps – property debt	$645	$689
Total derivative financial instrument	$645	$689
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three months ended March 31, 2025 and 2024, the Company recorded unrealized gain (loss) related to changes in fair value of its derivative financial instruments of $0.1 million and $(0.1) million, respectively.
Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of March 31, 2025, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Class T Shares	500,000	$0.01
Class S Shares	500,000	$0.01
Class D Shares	500,000	$0.01
Class I Shares	500,000	$0.01
Class N Shares	100,000	$0.01
Preferred Stock	100,000	$0.01
Total	2,200,000
The Company’s board of directors may amend the Company's Charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock.
Preferred Stock
On October 8, 2020, a subsidiary of Nuveen OP sold 125 shares of preferred stock in a private placement to effectuate the formation of a REIT established to hold the Company’s industrial property located in Massachusetts for tax management purposes.
Common Stock
As of March 31, 2025, the Company had issued and outstanding 14,939,463 shares of Class T common stock, 45,928,702 shares of Class S common stock, 7,047,882 shares of Class D common stock, 91,203,703 shares of Class I common stock and 28,486,825 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2024	15,605	45,353	7,201	87,035	29,731	184,925
Common Stock Issued(1)	(559)	1,721	(80)	6,543	—	7,625
Distribution Reinvestment	87	295	49	664	—	1,095
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(194)	(1,440)	(122)	(3,039)	(1,244)	(6,039)
March 31, 2025	14,939	45,929	7,048	91,204	28,487	187,607
(1) Common stock issued includes conversions between share classes.

TIAA has purchased $300.0 million of the Company’s Class N shares of common stock through its wholly owned subsidiary. Per the terms of the agreement between the Company and TIAA, prior to January 31, 2025, TIAA may submit a portion of its Class N shares for repurchase; provided, that after taking into account the repurchase, the total value of TIAA’s aggregate ownership of the Company’s Class N shares shall not be less than $300.0 million. Beginning on January 31, 2025, TIAA may submit its shares for repurchase; provided, that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for TIAA to submit for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the three months ended March 31, 2025, the Company repurchased a total of 1,243,782 of TIAA's Class N shares for $15.0 million pursuant to the terms described above.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of March 31, 2025 and December 31, 2024, the Company had accrued $9.7 million and $9.6 million, respectively. For the three months ended March 31, 2025 and 2024, the Company declared and paid distributions of $29.0 million and $29.4 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1939 per share for the three months ended March 31, 2025. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the net distribution for each of the Company’s share classes:

	Three Months Ended March 31, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1939	$0.1939	$0.1939	$0.1939	$0.1939
Advisory fee per share of common stock	(0.0342)	(0.0338)	(0.0343)	(0.0342)	(0.0185)
Stockholder servicing fee per share of common stock	(0.0245)	(0.0242)	(0.0072)	—	—
Net distribution per share of common stock	$0.1352	$0.1359	$0.1524	$0.1597	$0.1754

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
For the three months ended March 31, 2025, the Company repurchased shares of its common stock for $70.3 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2025.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of March 31, 2025 and December 31, 2024, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.2 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.
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
The following table sets forth the financial position by segment ($ in thousands):

	March 31, 2025	December 31, 2024
Industrial	$568,627	$540,374
Healthcare	433,595	440,182
Multifamily	314,402	315,799
Retail	256,417	258,614
Single-Family Housing	140,139	142,490
Office	108,435	109,948
Self-Storage	57,002	57,722
Commercial Mortgage Loans	370,589	370,172
Real Estate-Related Securities (1)	214,017	207,422
International Affiliated Funds	108,181	109,056
Other (Corporate)	86,107	45,198
Total assets	$2,657,511	$2,596,977
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,872	$10,620	$8,019	$5,926	$2,798	$3,292	$1,044	$—	$—	$—	$—	$44,571
Income from commercial mortgage loans	—	—		—	—	—	—	7,257	—	—	—	7,257
Total segment revenues	12,872	10,620	8,019	5,926	2,798	3,292	1,044	7,257	—	—	—	51,828
Expenses:
Property operating	3,406	4,404	3,130	1,674	1,160	1,120	631	—	—	—	—	15,525
Total segment expenses	3,406	4,404	3,130	1,674	1,160	1,120	631	—	—	—	—	15,525
Realized and unrealized gain from real estate-related securities									1,829			1,829
Realized and unrealized gain from real estate debt									392			392
Loss from equity investments in unconsolidated international affiliated funds										(2,955)		(2,955)
Unrealized loss on commercial mortgage loans								(535)				(535)
Segment net operating income	$9,466	$6,216	$4,889	$4,252	$1,638	$2,172	$413	$6,722	$2,221	$(2,955)	$—	$35,034
Depreciation and amortization	(5,656)	(5,923)	(2,669)	(2,705)	(1,179)	(1,769)	(421)	—	—	—	—	(20,322)
Unrealized gain on note payable											190	190
Unrealized gain from interest rate derivative											72	72
General and administrative expenses											(1,799)	(1,799)
Advisory fee due to affiliates											(7,479)	(7,479)
Interest income											2,027	2,027
Interest expense											(10,641)	(10,641)
Net loss												$(2,918)
Net gain attributable to non-controlling interests in third-party joint ventures												3
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(2,925)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,825	$11,426	$7,996	$4,845	$2,798	$3,791	$969	$—	$—	$—	$—	$44,650
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,569	—	—	—	7,569
Total segment revenues	12,825	11,426	7,996	4,845	2,798	3,791	969	7,569	—	—	—	52,219
Expenses:
Property operating	3,964	4,145	3,244	1,552	1,489	1,154	876	—	—	—	—	16,424
Total segment expenses	3,964	4,145	3,244	1,552	1,489	1,154	876	—	—	—	—	16,424
Realized gain on sale of real estate investments					15							15
Realized and unrealized loss from real estate-related securities									(1,972)			(1,972)
Realized and unrealized loss from real estate debt									1,875			1,875
Loss from equity investments in unconsolidated international affiliated funds										(624)		(624)
Unrealized loss on commercial mortgage loans								(122)				(122)
Segment net operating income	$8,861	$7,281	$4,752	$3,293	$1,324	$2,637	$93	$7,447	$(97)	$(624)	$—	$34,967
Depreciation and amortization	(5,948)	(5,979)	(2,388)	(2,144)	(1,146)	(1,838)	(730)	—	—	—	—	(20,173)
Unrealized gain on note payable											170	170
Unrealized loss from interest rate derivatives											(97)	(97)
General and administrative expenses											(2,176)	(2,176)
Advisory fee due to affiliates											(7,488)	(7,488)
Interest income											1,861	1,861
Interest expense											(10,869)	(10,869)
Net loss												$(3,805)
Net loss attributable to non-controlling interests in third-party joint ventures												(7)
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(3,802)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

Note 21. Subsequent Events
There have been no events since March 31, 2025 that require recognition or disclosure in the Consolidated Financial Statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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
Public Offerings
Our Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of our common stock (the "Initial Public Offering") was first declared effective by the SEC on January 31, 2018 and terminated on July 2, 2021. Our Registration Statement on Form S-11 (File No. 333-252077) for our follow-on public offering (the "Follow-on Public Offering") was declared effective by the SEC on July 2, 2021 and terminated on November 6, 2024.
On June 21, 2024, we filed a Registration Statement on Form S-11 (File No. 333-280368) for a third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan (the "Third Public Offering"). The Third Public Offering was declared effective on November 6, 2024. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
Q1 2025 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $29.0 million during the three months ended March 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.50%	5.26%	4.67%	4.74%
Year-to-Date Total Return, without upfront selling commissions	0.66%	0.60%	0.45%	0.46%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(1.56)%	(3.06)%	(3.61)%
Inception-to-Date Total Return, without upfront selling commissions	7.63%	7.40%	7.04%	6.69%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	7.16%	6.44%	5.99%
Capital Activity:
•Raised $101.2 million of gross proceeds during the three months ended March 31, 2025.
•Satisfied all share repurchase requests, totaling $70.3 million, for the three months ended March 31, 2025.
Acquisition Activity:
•In March 2025, we acquired Mountain View Industrial Center, a warehouse distribution center located in the
Herriman submarket of Salt Lake City, Utah. The purchase price was $30.0 million. The 264,832 square foot property is 100% leased.

•In March 2025, we acquired Meidaimae Multifamily, a multifamily asset located in Tokyo, Japan. The gross purchase price was $30.2 million. The property consists of 58 residential units and 2 retail units and is 100%
leased.
Portfolio
The following charts outline the allocation of our investments based on fair value as of March 31, 2025(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (81%) and investments in our International Affiliated Funds (4%).
(2) RE-related Securities includes publicly-listed REITs (4%) and CMBS (3%) as shown on our Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of March 31, 2025(3)(4):
(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our directly held properties in Copenhagen, Denmark and Tokyo, Japan.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSP (“ECF”), in which we are currently invested, as of March 31, 2025:

Immediate exposure to a strong & diversified portfolio

Total AUM €1.4B

Logport, Venlo

City Park Cross Dock, Vienna

City Park 1 & 2, Vienna

City Park 3,4 & 5, Vienna

The Cube, Berlin

Devonshire Square, London

Haagsche Zwaan, The Hague

Xanadú, Madrid

Meraville Retail Park, Bologna

Kamppi,** Helsinki

STAY,* Tarragona

STAY,* Madrid

Campus, ** Copenhagen

Via Darwin**, Milan

Kamppi
Helsinki
Logport
Venlo
Campus
Copenhagen
Devonshire Sq
London
The Cube
Berlin
Haagsche Zwaan
The Hague
City Park
Cross Dock
City Park
Phases 1&2
City Park
Phases 3,4&5
Via Darwin
Milan
Meraville,
Bologna
Xanadú
Madrid
STAY Torrejon
Madrid
STAY Tarragona
Barcelona

Source: Nuveen Real Estate, Q1 2025. Portfolio after current transactions are completed.
* Pipeline ** Sales process underway

● Alternatives ● Living ● Office ● Logistics ● Retail

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of March 31, 2025:

Asia Pacific Cities Fund
A high-quality seed portfolio

● Workplace/office ● Industrial/logistics ● Multifamily

Seoul
10
12
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
Data Centre, Hong Kong 08
Japan Residential Portfolio III, Tokyo & Osaka 09
Logistics & Data Centre, Seoul 10
Japan Residential Portfolio IV, Tokyo 11
Jeongdong building 12

Source: Nuveen Real Estate

1

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of March 31, 2025:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	93%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	94%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	100%
Meidaimae Multifamily	1	Tokyo, JP	Mar, 2025	100%	60	Units	100%
Total Multifamily	10				1,438	Units	96%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	97%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	97%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	100%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	92%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	89%
Mountain View Industrial Center	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Total Industrial	31				5,338	Sq. Ft	98%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	100%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	91	Sq. Ft	95%
Total Retail	7				786	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	97%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	77%
Total Office	3				324	Sq. Ft	91%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	87%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	93%
Total Healthcare	24				1,518	Sq. Ft	95%

Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	81%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	86%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	74%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	77%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	76%
Total Self-Storage	5				3,074	Units	79%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	95%
Total Single-Family Housing	383						95%
Total Investment Properties	463						94%
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of March 31, 2025 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	46	$10,389	12%	1,199	15%
2026	63	8,715	9%	923	12%
2027	65	14,738	16%	1,208	15%
2028	60	20,451	22%	1,544	20%
2029	51	6,449	7%	619	8%
2030	33	6,933	8%	454	6%
2031	10	2,232	2%	107	1%
2032	12	9,076	10%	1,054	13%
2033	17	8,520	9%	510	6%
2034	5	1,094	1%	28	1%
Thereafter	7	3,494	4%	261	3%
Total	369	$92,091	100%	7,907	100%
(1) The annualized March 31, 2025 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of March 31, 2025, we had 56 holdings and have invested $96.6 million in securities that are valued at $102.7 million.
The following chart further describes the diversification of our investments in real estate-related securities of March 31, 2025:

By Sector (%)

Net lease
7%
Gaming
4%
Storage
8%
Apartments
7%
Healthcare
15%
Shopping Centers
9%
Tech Infra
18%
Industrial
16%
Other
8%
Office Property
2%
Manufactured Housing
3%
Hotels
3%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments to which they are entitled. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 90%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 6% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (23%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 81%) whose base index rate of one-month SOFR is 4.36%, and help to generate a current portfolio yield of approximately 8.44%. As of March 31, 2025, we have invested $112.6 million in CMBS that are valued at $111.3 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of March 31, 2025:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of March 31, 2025, ECF had total equity commitments of $1.3 billion (€1.2 billion), all of which had been called. As of December 31, 2024, ECF had 12 assets with a gross asset value of $1.7 billion (€1.6 billion) and a loan to value (“LTV”) ratio of 39.9%. The ECF portfolio is well diversified and had a balanced country exposure with 22.2% in the United Kingdom, 13.6% in Italy, 13.4% in Spain, 12.7% in Finland, 12.7% in Germany, 10.9% in the Netherlands, 9.3% in Austria, and 6.3% in Denmark. The 12-month net total return and since-inception net total return was (0.7)% and 1.5%, respectively, as of December 31, 2024.
Income (loss) from equity investments in unconsolidated international affiliated funds from ECF for the three months ended March 31, 2025 and 2024 was $0.7 million and $(2.4) million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of March 31, 2025, APCF had total equity commitments of $1.14 billion and had called $1.1 billion of these commitments. As of December 31, 2024, APCF had 12 investments (27 assets) with a gross asset value of $1.7 billion and an LTV ratio of 49.9%. APCF had 31.1% exposure in South Korea, 28.5% in Singapore, 23.8% in Japan, 11.2% in Hong Kong and 5.4% in Australia, resulting in a 12-month total return and a since-inception total return of 0.6% and 5.8% (foreign exchange-neutral), respectively, as of December 31, 2024.
(Loss) income from equity investments in unconsolidated international affiliated funds from APCF for the three months ended March 31, 2025 and 2024 was $(3.6) million and $1.8 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of March 31, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,720
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,180
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,570
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,210
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$75,495	$75,469
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,165	$23,580
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2025	Interest only	$51,432	$51,432	$51,210
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2025	Interest only	$17,144	$17,144	$16,860
Luxe Scottsdale	7/19/2022	Mezzanine	Multifamily	Scottsdale, AZ	SOFR + 570 bps	8/9/2025	Interest only	$17,043	$17,163	$16,940
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,850	$20,850
Total										$370,589
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
For the three months ended March 31, 2025 and 2024, we had unrealized losses on commercial mortgage loans of $0.5 million and $0.1 million, respectively.
For the three months ended March 31, 2025 and 2024, we recognized interest and loan origination income from our investment in commercial mortgage loans of $7.3 million and $7.6 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the three months ended March 31, 2025, global markets continued to experience volatility, driven by concerns over persistent inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. However, global real estate values started to show signs of stabilization as total returns for real estate became positive during 2024, driven by consistently positive and stable income returns coupled with modest valuation changes. The ease of inflation has led most developed market central banks to begin to taper interest rates. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
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
Rental Revenues
We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with increasing or market value rents for the properties that we acquire and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time.

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
Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024	2025 vs 2024
Revenues
Rental revenue	$44,571	$44,650	$(79)
Income from commercial mortgage loans	7,257	7,569	(312)
Total revenues	51,828	52,219	(391)
Expenses
Rental property operating	15,525	16,424	(899)
General and administrative	1,799	2,176	(377)
Advisory fee due to affiliates	7,479	7,488	(9)
Depreciation and amortization	20,322	20,173	149
Total expenses	45,125	46,261	(1,136)
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	1,829	(1,972)	3,801
Realized and unrealized gain from real estate debt	392	1,875	(1,483)
Realized gain on sale of real estate investments	—	15	(15)
Loss from equity investments in unconsolidated International Affiliated Funds	(2,955)	(624)	(2,331)
Unrealized loss on commercial mortgage loans	(535)	(122)	(413)
Unrealized gain (loss) from interest-rate derivatives	72	(97)	169
Unrealized gain on note payable	190	170	20
Interest income	2,027	1,861	166
Interest expense	(10,641)	(10,869)	228
Total other income (expense)	(9,621)	(9,763)	142
Net income (loss)	$(2,918)	$(3,805)	$887
Net loss attributable to non-controlling interests in third-party joint ventures	3	(7)	10
Net income attributable to preferred stock	4	4	—
Net income (loss) attributable to common stockholders	$(2,925)	$(3,802)	$877
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made since the period ended March 31, 2024, our rental revenues and rental property operating expenses for the three months ended March 31, 2025 and 2024 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2025 and 2024 and are further discussed below in “Same Property Results of Operations.”
Income from Commercial Mortgage Loans
During the three months ended March 31, 2025, income from commercial mortgage loans decreased by $0.3 million in comparison to the corresponding period in 2024, primarily attributable to loan originations in 2024 versus no loan originations in 2025.

General and Administrative Expenses
During the three months ended March 31, 2025, general and administrative expenses decreased by $0.4 million in comparison to the corresponding period in 2024, primarily attributable to a decrease in legal expenses.
Depreciation and Amortization
During the three months ended March 31, 2025, depreciation and amortization increased by $0.1 million in comparison to the corresponding period in 2024 primarily due to acquisition activity.
Realized and Unrealized Gain (Loss) from Real Estate-Related Securities
Realized and unrealized gain (loss) from real estate-related securities went from a loss of $(2.0) million for the three months ended March 31, 2024, to a gain of $1.8 million for the three months ended March 31, 2025. The change was primarily driven by more favorable market conditions.
Realized and Unrealized Gain from Real Estate Debt
During the three months ended March 31, 2025, realized and unrealized gain from real estate debt went from a gain of $1.9 million for the three months ended March 31, 2024, to a gain of $0.4 million for the three months ended March 31, 2025. The change was primarily due to the loosening of floating rate spreads.
Loss from Equity Investments in Unconsolidated International Affiliated Funds
Loss from equity investments in unconsolidated International Affiliated Funds went from a loss of $0.6 million for the three months ended March 31, 2024 to a loss of $3.0 million for the three months ended March 31, 2025. The change was primarily driven by negative fluctuations in foreign currency for APCF.
Unrealized Loss on Commercial Mortgage Loans
Unrealized loss on commercial mortgage loans went from a loss of $0.1 million for the three months ended March 31, 2024, to a loss of $0.5 million for the three months ended March 31, 2025. The change was primarily driven by loosening spreads.
Interest Expense
During the three months ended March 31, 2025, interest expense decreased $0.2 million compared to the corresponding period in 2024 due to variable rates slightly dropping in 2025.
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
For the three months ended March 31, 2025, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.
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

The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI for the three months ended March 31, 2025 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$(2,925)	$(3,802)
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(7,257)	(7,569)
Straight-line rental income	(298)	(580)
General and administrative	1,799	2,176
Advisory fee due to affiliates	7,479	7,488
Depreciation and amortization	20,322	20,173
Realized and unrealized (gain) loss from real estate-related securities	(1,829)	1,972
Realized and unrealized (gain) loss from real estate debt	(392)	(1,875)
Realized gain on sale of real estate investments	—	(15)
Loss from equity investments in unconsolidated International Affiliated Funds	2,955	624
Unrealized (gain) loss on commercial mortgage loans	535	122
Unrealized loss (gain) from interest rate derivatives	(72)	97
Unrealized loss (gain) on note payable	(190)	(170)
Interest income	(2,027)	(1,861)
Interest expense	10,641	10,869
Loss attributable to non-controlling interests in third-party joint ventures	3	(7)
Income attributable to preferred stock	4	4
NOI	$28,748	$27,646
Non-same property NOI	2,715	1,413
Same property NOI	$26,033	$26,233
The following table details the components of same property NOI ($ in thousands):

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$	%
Same property rental revenue
Industrial	$12,871	$12,212	$659	5%
Healthcare	11,287	12,379	(1,092)	(9)%
Multifamily	7,962	7,999	(37)	—%
Retail	4,685	4,852	(167)	(3)%
Office	2,323	2,477	(154)	(6)%
Self-Storage	976	961	15	2%
Total revenues	40,104	40,880	(776)	(2)%
Same property operating expenses
Industrial	3,510	3,715	(205)	(6)%
Healthcare	4,815	4,611	204	4%
Multifamily	3,000	3,248	(248)	(8)%
Retail	1,458	1,492	(34)	(2)%
Office	711	706	5	1%
Self-Storage	577	875	(298)	(34)%
Total expenses	14,071	14,647	(576)	(4)%
Same property NOI	$26,033	$26,233	$(200)	(1)%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended March 31, 2025, rental revenues decreased by $0.8 million across the same property portfolio as compared to the corresponding period in 2024.

This decrease can mainly be attributed to the healthcare sector, which had a revenue decrease of $1.1 million, primarily related to occupancy and tenant reimbursement income decreases, partially offset by a $0.7 million increase in tenant reimbursement income revenue for the industrial sector. Lesser decreases associated with office and retail properties are primarily attributed to declines in occupancy and tenant reimbursement income, respectively.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the three months ended March 31, 2025, property operating expenses decreased by $0.6 million across the same property portfolio as compared to the corresponding period in 2024. Decreases were driven primarily by lower real estate taxes and maintenance expenses at certain of our self-storage, multifamily, and industrial properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $356.4 million of liquidity as of March 31, 2025, consisting of $108.0 million of undrawn capacity on our unsecured revolving credit facility, approximately $214.0 million in investments in real estate debt securities and real estate-related equity securities and $34.4 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.6 billion as of March 31, 2025.
The following table is a summary of our indebtedness ($ in thousands):

	March 31, 2025			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	March 31, 2025	December 31, 2024
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	2.46%	2/20/2028	$216,916	$216,916	$198,971
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans	+0.70%	12/31/2032	20,653	20,653	19,785
Total mortgage loans secured by our properties				237,569	218,756
Deferred financing costs, net				(1,109)	(845)
Discount on assumed mortgage notes, net				(7,959)	(8,429)
Total net mortgage loans secured by our properties				228,501	209,482

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2026	71,947	71,947	71,947
Total loans secured by other investments				$300,448	$281,429

Unsecured loans:
Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/30/2025	321,000	213,000	173,000
Unsecured variable-rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	134,000
Total unsecured loans			455,000	347,000	307,000

Total indebtedness			$764,516	$647,448	$588,429
(1) “+” refers to the relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate, as applicable to each secured or unsecured loan.
(2) Weighted-average maturity assumes maximum maturity date.
(3) See Note 11. "Mortgages Payable" for additional information related to our variable and fixed rate mortgage loans.
(4) Additional borrowing under our unsecured variable rate revolving credit facility is immediately available.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through March 31, 2025 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$15,520	$19,618
Cash flows used in investing activities	(69,149)	(21,758)
Cash flows provided by (used in) financing activities	61,644	(3,238)
Net increase (decrease) in cash and cash equivalents and restricted cash	$8,015	$(5,378)
Cash flows provided by operating activities decreased $4.1 million during the three months ended March 31, 2025 compared to the corresponding period in 2024, primarily due to a decrease in operating payables and other assets.
Cash flows used in investing activities increased $47.4 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to a $60.9 million increase in acquisitions of real estate and $8.7 million increase in net purchases of real estate-related securities and real estate debt, partially offset by a $20.4 million decrease in commercial mortgage loan originations and fundings.
Cash flows provided by financing activities increased $64.9 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 due to a $19.0 million increase in proceeds from the issuance of common stock, a $14.5 million decrease in repayments on credit facility, a $12.9 million decrease in common stock repurchases, a $18.2 million increase in borrowings from mortgage payable and a $9.8 million increase in subscriptions received in advance. This activity was partially offset by a $9.5 million decrease in borrowings under the credit facility.
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

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(2,918)	$(3,805)
Adjustments:
Real estate depreciation and amortization	20,322	20,173
Amount attributable to non-controlling interests for above adjustments	(75)	(85)
Funds from Operations attributable to common stockholders	17,329	16,283
Straight-line rental income	(298)	(580)
Amortization of above- and below-market lease intangibles	(1,032)	(959)
Amortization of deferred financing costs	139	321
Amortization of mortgage discount	471	295
Unrealized (gain) loss from changes in fair value of real estate-related securities	(50)	3,460
Unrealized gain from changes in fair value of real estate debt	(357)	(1,864)
Unrealized loss on commercial mortgage loans	535	122
Unrealized (gain) loss from interest rate derivatives	(72)	97
Unrealized gain on note payable	(190)	(170)
Amortization of restricted stock awards	53	53
Unrealized loss from investments in international affiliated funds	3,745	1,423
Adjusted Funds from Operations attributable to stockholders	$20,273	$18,481
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1939 per share for the three months ended March 31, 2025. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.
The following table details the aggregate distribution declared for each of our share classes:

	Three Months Ended March 31, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1939	$0.1939	$0.1939	$0.1939	$0.1939
Advisory fee per share of common stock	(0.0342)	(0.0338)	(0.0343)	(0.0342)	(0.0185)
Stockholder servicing fee per share of common stock	(0.0245)	(0.0242)	(0.0072)	—	—
Net distribution per share of common stock	$0.1352	$0.1359	$0.1524	$0.1597	$0.1754

For the three months ended March 31, 2025, we declared and paid distributions of $29.0 million. The March 2025 distribution was declared and paid in April 2025.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,242	56.15%	$16,656	56.68%
Reinvested in shares	12,683	43.85%	12,728	43.32%
Total distributions	$28,925	100.00%	$29,384	100.00%
Sources of distributions
Cash flows from operating activities	$15,520	53.66%	$19,618	66.76%
Debt and financing proceeds	13,405	46.34%	9,766	33.24%
Total sources of distributions	$28,925	100.00%	$29,384	100.00%
Total cash flows from operating activities	$15,520		$19,618
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ and shares in thousands, except per-share data):

Components of NAV	March 31, 2025
Investments in real property	$2,319,027
Investments in commercial mortgage loans	197,090
Investments in real estate debt	111,299
Investments in international affiliated funds	108,181
Investments in real estate-related securities	102,718
Cash and cash equivalents	34,034
Restricted cash	29,364
Other assets	11,798
Debt obligations	(640,638)
Other liabilities	(69,852)
Subscriptions received in advance	(28,449)
Stockholder servicing fees payable the following month(1)	(527)
Non-controlling interests in joint venture	(5,742)
Net Asset Value	$2,168,303
Net Asset Value attributable to preferred stock	129
Net Asset Value attributable to common stockholders	$2,168,174
Number of outstanding shares of common stock	187,607
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2025, we have accrued under GAAP approximately $43.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2025
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$172,238	$523,158	$81,437	$1,049,898	$341,443	$2,168,174
Number of outstanding shares	14,939	45,929	7,048	91,204	28,487	187,607
NAV per share as of March 31, 2025	$11.53	$11.39	$11.55	$11.51	$11.99

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2025 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.96%	5.85%
Multifamily	6.66	5.48
Office	7.89	7.20
Healthcare	7.40	6.51
Retail	6.91	5.93
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	2.01%	2.00%	1.94%	1.94%	1.96%	1.97%	1.92%
(weighted average)	0.25% increase	(1.99)%	(1.73)%	(1.84)%	(1.84)%	(1.83)%	(1.80)%	(1.92)%
Exit Capitalization Rate	0.25% decrease	2.94%	3.03%	2.32%	2.32%	2.69%	2.62%	2.99%
(weighted average)	0.25% increase	(2.68)%	(2.62)%	(2.13)%	(2.13)%	(2.41)%	(2.46)%	(2.63)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2025
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,653,742
Redeemable non-controlling interest	233
Total partners’ capital of Operating Partnership	1,653,975
Adjustments:
Organization and offering costs(1)	1,491
Accrued stockholder servicing fees(2)	42,827
Unrealized net real estate and real estate debt appreciation(3)	182,559
Accumulated depreciation and amortization(4)	303,059
Straight-line rent receivable	(15,608)
Net Asset Value	$2,168,303
(1) The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through December 31, 2018. Organization costs are expensed and offering costs are a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing October 31, 2021.
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
There have been no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after March 31, 2025
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$656,516	$214,192	$276,138	$85,721	$80,465
Organization and offering costs	1,491	596	895	—	—
Interest expense(1)	53,379	21,854	25,110	4,073	2,342
Ground leases(2)	18,058	333	703	762	16,260
Total	$729,444	$236,975	$302,846	$90,556	$99,067
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on both the Credit Facility and note payable for the three months ended March 31, 2025 was 5.76%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of March 31, 2025, the outstanding principal balance of our variable rate indebtedness was $418.9 million and consisted of our Revolving Facility, DDTL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the three months ended March 31, 2025, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.1 million.
Certain of our mortgage loans are variable and indexed to three-month Copenhagen Interbank Offered Rate ("CIBOR"). We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner as of March 31, 2025 to hedge the risk of increasing interest rates. For the three months ended March 31, 2025, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of March 31, 2025. As of March 31, 2025, the fair value of our interest rate contract was $0.6 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of March 31, 2025.
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
Item 1A. Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
January 2025	—	—
February 2025	—	—
March 2025	43,863	$508,367
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
During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2025	1,625,841	0.8663%	11.68	1,625,841	—
February 2025	2,575,548	1.3819%	11.65	2,575,548	—
March 2025	1,838,866	0.9915%	11.64	1,838,866	—
	6,040,255	N/M	$11.65	6,040,255	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any
Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation
S-K of the Securities Act of 1933).

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

Date: May 9, 2025