Form 10-Q
period 2025-06-30
Nuveen Global Cities REIT, Inc.
filed 2025-08-08
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
As of August 8, 2025, there were 14,263,852 outstanding shares of Class T common stock, 47,830,343 outstanding shares of Class S common stock, 7,171,574 outstanding shares of Class D common stock, 98,493,193 outstanding shares of Class I common stock and 26,814,930 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,782,384	$1,740,714
Investment in commercial mortgage loans, at fair value	354,659	370,172
Investment in real estate debt, at fair value	125,879	103,886
Investments in international affiliated funds	114,981	109,056
Investments in real estate-related securities, at fair value	101,216	103,536
Intangible assets, net	76,844	83,154
Cash and cash equivalents	44,908	22,545
Restricted cash	26,395	33,219
Other assets, net	32,731	30,695
Total assets	$2,659,997	$2,596,977
Liabilities and Equity
Credit facility	$337,000	$307,000
Mortgages payable, net	230,962	209,482
Loan participations, at fair value	173,600	172,920
Note payable, at fair value	71,640	71,860
Accounts payable, accrued expenses, and other liabilities	73,652	63,941
Due to affiliates	43,889	45,530
Intangible liabilities, net	32,450	32,695
Subscriptions received in advance	25,473	32,315
Distributions payable	9,863	9,585
Total liabilities	998,529	945,328
Redeemable non-controlling interest	215	277
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 14,293,172 and 15,604,828 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	144	157
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 46,889,621 and 45,353,119 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	469	454
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,025,672 and 7,201,157 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	71	72
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 94,836,543 and 87,034,811 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	949	870
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 27,233,340 and 29,730,608 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	272	297
Additional paid-in capital	2,184,318	2,122,792
Accumulated deficit and cumulative distributions	(532,408)	(468,890)
Accumulated other comprehensive income (loss)	3,309	(8,002)
Total stockholders’ equity	1,657,249	1,647,875
Non-controlling interests	4,004	3,497
Total equity	1,661,253	1,651,372
Total liabilities and equity	$2,659,997	$2,596,977
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$46,118	$44,214	$90,689	$88,864
Income from commercial mortgage loans	6,909	7,812	14,166	15,381
Total revenues	53,027	52,026	104,855	104,245
Expenses
Rental property operating	15,957	15,076	31,482	31,499
General and administrative	2,607	2,229	4,406	4,405
Advisory fee due to affiliate	7,599	7,376	15,078	14,864
Depreciation and amortization	19,991	19,584	40,313	39,757
Total expenses	46,154	44,265	91,279	90,525
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(1,528)	(858)	301	(2,830)
Realized and unrealized (loss) gain from real estate debt	(191)	145	201	2,020
Realized gain on sale of real estate investments	—	—	—	15
Gain (loss) from equity investments in unconsolidated international affiliated funds	1,258	(2,005)	(1,697)	(2,629)
Unrealized gain (loss) on commercial mortgage loans	112	63	(423)	(59)
Unrealized (loss) gain from interest rate derivatives	(21)	152	51	55
Unrealized gain on note payable	30	5	220	175
Interest income	2,700	1,810	4,727	3,671
Interest expense	(11,358)	(11,277)	(21,999)	(22,146)
Total other income (expense)	(8,998)	(11,965)	(18,619)	(21,728)
Net loss	$(2,125)	$(4,204)	$(5,043)	$(8,008)
Net income (loss) attributable to non-controlling interests	11	(7)	14	(14)
Net income attributable to preferred stock	4	4	8	8
Net loss attributable to common stockholders	$(2,140)	$(4,201)	$(5,065)	$(8,002)
Net loss per share of common stock - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted-average shares of common stock outstanding, basic and diluted	189,474,280	178,152,930	188,139,873	178,674,225

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,125)	$(4,204)	$(5,043)	$(8,008)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,889	(620)	11,311	(2,593)
Comprehensive income (loss)	5,764	(4,824)	6,268	(10,601)
Comprehensive income (loss) attributable to non-controlling interests	11	(7)	14	(14)
Comprehensive income attributable to preferred stock	4	4	8	8
Comprehensive income (loss) attributable to common stockholders	$5,749	$(4,821)	$6,246	$(10,595)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended June 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at March 31, 2025	$125	$150	$459	$71	$912	$285	$2,153,704	$(500,860)	$(4,580)	$1,650,266	$3,476	$1,653,742
Common stock issued (a)	—	(6)	14	—	61	—	78,343	—	—	78,412	—	78,412
Distribution reinvestment	—	1	3	1	6	—	12,993	—	—	13,004	—	13,004
Common stock repurchased	—	(1)	(7)	(1)	(30)	(13)	(60,793)	—	—	(60,845)	—	(60,845)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—	—	—	—	(2,140)	—	(2,136)	11	(2,125)
Distributions on common stock	—	—	—	—	—	—	—	(29,408)	—	(29,408)	—	(29,408)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	574	574
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(57)	(57)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,889	7,889	—	7,889
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	18	—	—	18	—	18
Balance at June 30, 2025	$125	$144	$469	$71	$949	$272	$2,184,318	$(532,408)	$3,309	$1,657,249	$4,004	$1,661,253

Three Months Ended June 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at March 31, 2024	$125	$167	$441	$73	$814	$297	$2,056,984	$(385,165)	$(4,520)	$1,669,216	$3,710	$1,672,926
Common stock issued (a)	—	—	14	1	38	—	62,180	—	—	62,233	—	62,233
Distribution reinvestment	—	1	3	—	7	—	12,892	—	—	12,903	—	12,903
Common stock repurchased	—	(3)	(9)	(3)	(66)	—	(96,045)	—	—	(96,126)	—	(96,126)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—	—	—	—	(4,201)	—	(4,197)	(7)	(4,204)
Distributions on common stock	—	—	—	—	—	—	—	(28,974)	—	(28,974)	—	(28,974)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(620)	(620)	—	(620)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Balance at June 30, 2024	$125	$165	$449	$71	$793	$297	$2,036,007	$(418,340)	$(5,140)	$1,614,427	$3,623	$1,618,050

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Six Months Ended June 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at 12/31/2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common stock issued (a)	—	(12)	31	—	126	—	166,772	—	—	166,917	—	166,917
Distribution reinvestment	—	2	6	1	13	—	25,665	—	—	25,687	—	25,687
Common stock repurchased	—	(3)	(22)	(2)	(60)	(25)	(131,079)	—	—	(131,191)	—	(131,191)
Amortization of restricted stock grants	—	—	—	—	—	—	106	—	—	106	—	106
Net income (loss)	8	—	—	—	—	—	—	(5,065)	—	(5,057)	14	(5,043)
Distributions on common stock	—	—	—	—	—	—	—	(58,453)	—	(58,453)	—	(58,453)
Contributions from non-controlling interests	0	—	—	0	—	—	—	—	—	—	574	574
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(81)	(81)
Distributions on Series A preferred stock	(8)	—	—	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	11,311	11,311	—	11,311
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	62	—	—	62	—	62
Balance at 6/30/2025	$125	$144	$469	$71	$949	$272	$2,184,318	$(532,408)	$3,309	$1,657,249	$4,004	$1,661,253

Six Months Ended June 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests Attributable to Third-Party Joint Ventures	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at 12/31/2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common stock issued (a)	—	4	22	2	78	—	124,973	—	—	125,079	—	125,079
Distribution reinvestment	—	2	6	1	13	—	25,609	—	—	25,631	—	25,631
Common stock repurchased	—	(8)	(25)	(5)	(110)	—	(173,401)	—	—	(173,549)	—	(173,549)
Amortization of restricted stock grants	—	—	—	—	—	—	106	—	—	106	—	106
Net income (loss)	8	—	—	—	—	—	—	(8,002)	—	(7,994)	(14)	(8,008)
Distributions on common stock	—	—	—	—	—	—	—	(58,395)	—	(58,395)	—	(58,395)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Distributions on Series A preferred stock	(8)	—	—	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,593)	(2,593)	—	(2,593)
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	21	—	—	21	—	21
Balance at 6/30/2024	$125	$165	$449	$71	$793	$297	$2,036,007	$(418,340)	$(5,140)	$1,614,427	$3,623	$1,618,050
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,043)	$(8,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,313	39,757
Unrealized loss on changes in fair value of real estate-related securities	1,755	3,649
Realized (gain) loss on sale of real estate-related securities	(58)	1,181
Unrealized gain on changes in fair value of real estate debt	(182)	(2,422)
Realized (gain) loss on sale of real estate debt	(19)	402
Unrealized gain on changes in fair value of note payable	(220)	(175)
Unrealized loss on changes in fair value of commercial mortgage loans	423	59
Unrealized gain on changes in fair value of interest rate derivatives	(51)	(55)
Realized gain on sale of real estate investments	—	(15)
Loss from equity investments in unconsolidated international affiliated funds	1,697	2,629
Income distributions from equity investments in unconsolidated international affiliated funds	1,557	1,379
Payment-in-kind interest on commercial mortgage loans	(148)	(203)
Straight-line rent adjustment	(814)	(1,024)
Amortization of above- and below-market lease intangibles	(2,076)	(1,865)
Amortization of deferred financing costs	290	643
Amortization of mortgage discount	897	589
Amortization of restricted stock grants	106	106
Change in assets and liabilities:
(Increase) decrease in other assets	(1,943)	178
Increase in accounts payable, accrued expenses and other liabilities	450	1,673
Net cash provided by operating activities	36,934	38,478
Cash flows from investing activities:
Acquisitions of real estate	(60,906)	—
Origination and fundings of commercial mortgage loans	(1,245)	(21,099)
Proceeds from paydown of commercial mortgage loan	17,163	458
Capital improvements to real estate	(8,924)	(10,760)
Proceeds from sale of real estate investments	—	351
Purchase of real estate-related securities	(35,961)	(31,433)
Proceeds from sale of real estate-related securities	36,712	54,059
Purchases of real estate debt	(38,108)	(10,385)
Proceeds from sale of real estate debt	18,616	21,007
Net cash provided by (used in) investing activities	(72,653)	2,198
Cash flows from financing activities:
Proceeds from issuance of common stock	134,043	94,294
Repurchase of common stock	(121,986)	(167,705)
Offering costs paid	(584)	(503)
Borrowings under credit facility	40,000	65,500
Repayments on credit facility	(10,000)	(28,500)
Borrowings from mortgages payable	18,227	—
Payments on mortgages payable	(657)	(239)
Borrowings under note payable	—	2,685
Payment of deferred financing costs	(291)	—
Contributions from non-controlling interests	574	—
Payment of offering and organization costs due to affiliate	(498)	(442)
Distributions to preferred stockholders	(8)	(8)
Distributions to non-controlling interests	(81)	(185)
Subscriptions received in advance	25,473	16,058
Distributions	(32,488)	(32,968)
Net cash provided by (used in) financing activities	51,724	(52,013)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(466)	—
Net increase (decrease) in cash and cash equivalents and restricted cash during the period	15,539	(11,337)
Cash and cash equivalents and restricted cash, beginning of period	55,764	53,485
Cash and cash equivalents and restricted cash, end of period	$71,303	$42,148

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$44,908	$25,126
Restricted cash	26,395	17,022
Total cash and cash equivalents and restricted cash	$71,303	$42,148

Supplemental disclosures:
Interest paid	$21,494	$21,997
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$20	$—
Fundings of commercial mortgage loans through increases in loan participations	$—	$(386)
Paydown of commercial mortgage loans through decrease in loan participations	$—	$1,374
Payment-in-kind interest on commercial mortgage loans	$148	$—
Accrued purchases of real estate debt	$2,300	$—
Accrued purchases of real estate-related securities	$128	$—
Non-cash financing activities:
Accrued distributions	$278	$204
Accrued stockholder servicing fees	$(1,143)	$(539)
Distribution reinvestments	$25,687	$25,631
Allocation to redeemable non-controlling interests	$(62)	$(21)
Increases in loan participations through fundings of commercial mortgage loans	$—	$386
Decrease in loan participations through paydown of commercial mortgage loans	$—	$(1,374)
Accrued offering costs	$14	$77
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Nuveen OP” or the “Operating Partnership”). Nuveen OP has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business is conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate (“Nuveen Real Estate”).
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
As of June 30, 2025, the Company had received aggregate net proceeds of $2.6 billion from selling shares in the Initial Public Offering, the Follow-on Public Offering, the Third Public Offering and unregistered private offerings.
On June 6, 2025, the Company, through Nuveen OP, initiated a private placement program (the "DST Program") to issue and sell up to $3.0 billion of beneficial interests ("DST Interests") in specific Delaware statutory trusts (the "DSTs") holding real properties (the "DST Properties"), which may be sourced from the Company's real properties or from third parties.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
Included within the Company's consolidated financial statements as of June 30, 2025 is a VIE for which the Company is the primary beneficiary. The entity was established in connection with our DST program. See additional information on the DST Program in Note 21 - "DST Program". The Company's involvement with this entity is through its majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity, including the Company's equity ownership, does not provide the equity owners voting rights. The Company is considered the primary beneficiary because (i) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the ability to exercise a fair market value purchase option and (ii) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company's variable interests.
The operations of the VIE are funded primarily with cash flows from the master lease between the VIE and a wholly owned subsidiary of the Nuveen OP. The Company has not provided any financial support to the VIE other than the interests described above.
As of June 30, 2025 and December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $96.0 million and $30.3 million, and $47.1 million and $30.1 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$101,216	$—	$—	$101,216	$103,536	$—	$—	$103,536
Investments in real estate debt	—	125,879	—	125,879	—	103,886	—	103,886
Investments in commercial mortgage loans	—	—	354,659	354,659	—	—	370,172	370,172
Total	$101,216	$125,879	$354,659	$581,754	$103,536	$103,886	$370,172	$577,594

Liabilities:
Loan participations	$—	$—	$173,600	$173,600	$—	$—	$172,920	$172,920
Note payable	—	—	71,640	71,640	—	—	71,860	71,860
Interest rate derivatives(1)	—	728	—	728	—	688	—	688
Total	$—	$728	$245,240	$245,968	$—	$688	$244,780	$245,468
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2024	370,172		$172,920		$71,860
Additional fundings	1,392	(a)	—		—
Paydowns	(17,163)		—		—
Net unrealized gain on assets	258	(b)	—		—
Net unrealized loss (gain) on liabilities	—		680	(b)	(220)
Balance as of June 30, 2025	$354,659		$173,600		$71,640

(a) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(b) Unrealized Loss on Commercial Mortgage Loans of $0.4 million reported on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2025 includes unrealized gain of $0.3 million associated with commercial mortgage loans, net of unrealized loss of $0.7 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of June 30, 2025.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 9.15% (4.62%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.75% - 4.11% (3.24%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.00% (2.00%)

(1) Secured Overnight Financing Rate (“SOFR”) as of June 30, 2025 was 4.5%.
(2) Weighted by outstanding principal balance.
As of June 30, 2025, the carrying value of the Company’s Credit Facility approximated fair value. The fair value of the Company’s mortgages payable was $227.5 million and $203.0 million as of June 30, 2025 and December 31, 2024, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of June 30, 2025, the Company did not have any nonaccrual mortgage loans.
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
Restricted Cash
As of June 30, 2025, the Company had $26.4 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $25.5 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2018, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its stockholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements.
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

As of June 30, 2025, the Company had six active TRSs: two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of certain commercial mortgage loans, one domestic TRS for self-storage, nonrental-related business, and one domestic TRS for transactions related to the Delaware Statutory Trust Program. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three and six months ended June 30, 2025, the Company incurred federal income tax expense related to the TRSs of $0.1 million and $0.3 million, respectively. Luxembourg tax imposed on the Luxembourg TRS is not material for the three and six months ended June 30, 2025.
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
Deferred Taxes
As of June 30, 2025, the Company had a deferred tax liability of $2.4 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on October 31, 2021. As of June 30, 2025, the Company had reimbursed the Advisor $3.4 million of such expenses.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $1.2 million and $1.7 million remained outstanding as of June 30, 2025 and December 31, 2024, respectively. These organization and offering expenses are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and six months ended June 30, 2025 and 2024, the Company charged $0.2 million and $0.6 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss) and as Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statements of Changes in Equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income of $7.9 million and $11.3 million for the three and six months ended June 30, 2025, respectively. Foreign currency translation adjustments resulted in other comprehensive loss of $0.6 million and $2.6 million for the three and six months ended June 30, 2024, respectively.
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
Recent Accounting Pronouncements
In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management has adopted this standard and it did not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose, on an annual basis, taxes paid disaggregated by: federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. Management is currently assessing the impact this standard will have on the Company’s financial statements as well as the method by which the Company will adopt the new standard.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management does not expect the guidance to have a material impact on the Company.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in ASU 2025-03 require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business to consider the factors in paragraphs ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in ASU 2025-03 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in ASU 2025-03 require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted. Management does not expect the guidance to have a material impact on the Company.

Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$1,649,642	$1,607,599
Land and land improvements	354,535	324,514
Furniture, fixtures and equipment	16,737	16,071
Total	2,020,914	1,948,184
Accumulated depreciation	(238,530)	(207,470)
Investments in real estate, net	$1,782,384	$1,740,714
For the three and six months ended June 30, 2025, depreciation expense was $15.4 million and $30.8 million, respectively. For the three and six months ended June 30, 2024, depreciation expense was $14.9 million and $29.6 million, respectively.

Acquisitions
During the six months ended June 30, 2025, the Company acquired one industrial property and one multifamily property.
The following table provides details of the properties acquired during the six months ended June 30, 2025 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands) /Units (2)
Industrial	$30,131	1	1	265 Sq. Ft.
Multifamily	31,624	1	1	60 Units
	$61,755	2	2
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
(2) Multifamily sector reflects the number of units instead of square feet for the acquisition.
The intangible assets and liabilities acquired during the six months ended June 30, 2025 had a weighted-average amortization period of 6.95 years and 7.21 years, respectively, as of the acquisition date.
Dispositions
The Company did not have any dispositions related to properties during the six months ended June 30, 2025.
The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2025 ($ in thousands):

Six Months Ended June 30, 2025
Building and building improvements	$32,089
Land and land improvements	28,508
Furniture, fixtures and equipment	362
In-place lease intangible assets	2,782
Below-market lease intangible liabilities	(2,726)
Leasing commissions	395
Other intangibles	345
Total purchase price	$61,755
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2025 and December 31, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Company’s Investments in Real Estate-Related Securities ($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$103,536
Additions	36,089
Disposals	(36,712)
Unrealized losses	(1,755)
Realized gains	58
Ending balance as of June 30, 2025	$101,216

The following table summarizes the components of Realized and Unrealized Gain (Loss) from Real Estate-Related Securities ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized loss	$(1,805)	$(189)	$(1,755)	$(3,649)
Realized (loss)/gain	(788)	(1,539)	58	(1,181)
Dividend income	1,065	870	1,998	2,000
Total	$(1,528)	$(858)	$301	$(2,830)
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	June 30, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.05%	7/31/2042	$25,175	$24,023	$22,670
CMBS - Floating	6.83%	7/29/2038	104,537	103,298	103,209
Total	6.48%	5/9/2039	$129,712	$127,321	$125,879

	December 31, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.53%	6/6/2042	$23,258	$21,761	$20,403
CMBS - Floating	6.97%	1/1/2038	85,402	83,747	83,483
Total	6.45%	12/13/2038	$108,660	$105,508	$103,886
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt
($ in thousands):

	June 30, 2025			December 31, 2024
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$47,631	$48,106	38.2%	$32,193	$32,760	31.5%
Multifamily	26,990	26,702	21.2%	23,141	22,865	22.0%
Hotel	16,499	16,449	13.1%	10,178	10,215	9.8%
Retail	8,773	8,884	7.1%	9,955	10,150	9.8%
Diversified	7,379	7,198	5.7%	9,090	8,798	8.5%
Office	9,074	8,400	6.7%	8,823	7,716	7.4%
Manufactured Housing	5,168	5,247	4.2%	4,730	4,820	4.6%
Life Science	1,474	1,388	1.1%	3,065	2,962	2.9%
Net Lease	2,687	1,813	1.4%	2,687	1,912	1.8%
Self-Storage	1,646	1,692	1.3%	1,646	1,688	1.7%
Total	$127,321	$125,879	100.0%	$105,508	$103,886	100.0%

The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	June 30, 2025			December 31, 2024
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$7,152	$7,173	5.7%	$3,032	$3,053	2.9%
AA	16,032	16,241	12.9%	13,564	13,629	13.1%
A	43,966	44,180	35.1%	28,025	28,041	27.0%
BBB	47,797	48,299	38.4%	49,058	49,455	47.6%
BB	6,253	4,806	3.9%	5,504	4,483	4.4%
B	1,198	1,052	0.8%	2,213	2,097	2.0%
CCC	4,923	4,128	3.2%	4,112	3,128	3.0%
Total	$127,321	$125,879	100.0%	$105,508	$103,886	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Company’s Investments in Real Estate Debt ($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$103,886
Additions	40,408
Disposals	(18,616)
Unrealized gain	182
Realized gain	19
Ending balance as of June 30, 2025	$125,879
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
The Company invested $79 million (€70 million) and had a 6.6% ownership in ECF as of June 30, 2025.
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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$58,596
Income distributions	(968)
Income from equity investment in unconsolidated international affiliated fund	1,241
Foreign currency translation adjustment	9,179
Ending balance as of June 30, 2025	$68,048
Income from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and six months ended June 30, 2025 was $0.5 million and $1.2 million, respectively. Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and six months ended June 30, 2024 was $(0.8) million and $(3.2) million, respectively.

Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.2% ownership in APCF as of June 30, 2025. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Company’s Equity Investments in Unconsolidated International Affiliated Funds from APCF ($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$50,460
Income distributions	(589)
Loss from equity investment in unconsolidated international affiliated fund	(2,938)
Ending balance as of June 30, 2025	$46,933
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2025 was $0.7 million and $(2.9) million, respectively. (Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2024, was $(1.3) million and $0.5 million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Company’s Investments in Commercial Mortgage Loans as of June 30, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,950
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,310
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,690
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,350
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,139
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$23,930
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2026	Interest only	$51,432	$51,432	$50,960
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2026	Interest only	$17,144	$17,144	$16,530
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,850	$20,800
Total									$360,955	$354,659
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the three and six months ended June 30, 2025, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.1 million and $(0.4) million, respectively. For the three and six months ended June 30, 2024, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.1 million and $(0.1) million, respectively.
For the three and six months ended June 30, 2025, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $6.9 million and $14.2 million, respectively. For the three and six months ended June 30, 2024, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.8 million and $15.4 million, respectively.

The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$370,172
Additional fundings (1)	1,392
Paydowns	(17,163)
Net unrealized gain (2)	258
Ending balance as of June 30, 2025	$354,659
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Loss on Commercial Mortgage Loans of $0.4 million reported on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2025 includes unrealized gain of $0.3 million associated with commercial mortgage loans, net of unrealized losses of $0.7 million associated with loan participations.
Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$101,926	$99,107
Above-market lease intangibles	13,030	13,030
Leasing commissions	49,171	48,227
Other intangibles	18,474	18,048
Total intangible assets	182,601	178,412
Accumulated amortization:
In-place lease intangibles	(66,330)	(60,964)
Above-market lease intangibles	(5,613)	(4,717)
Leasing commissions	(23,895)	(20,959)
Other intangibles	(9,919)	(8,618)
Total accumulated amortization	(105,757)	(95,258)
Intangible assets, net	$76,844	$83,154
Intangible liabilities:
Below-market lease intangibles	$(54,483)	$(51,755)
Accumulated amortization	22,033	19,060
Intangible liabilities, net	$(32,450)	$(32,695)
For the three and six months ended June 30, 2025, amortization expense relating to intangible assets was $5.0 million and $10.4 million, respectively, which includes above-market lease amortization of $0.4 million and $0.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations. For the three and six months ended June 30, 2024, amortization expense relating to intangible assets was $5.2 million and $11.1 million, respectively, which includes above-market lease amortization of $0.5 million and $0.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2025. Income from the amortization of below-market lease intangibles was $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2024.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2025 (remaining)	4,949	1,024	3,176	1,442	(3,135)
2026	6,742	1,770	4,755	1,907	(4,919)
2027	5,420	1,708	4,043	1,524	(4,317)
2028	4,272	1,489	3,263	1,175	(3,672)
2029	3,057	65	1,976	692	(2,632)
Thereafter	11,156	1,361	8,063	1,814	(13,775)
Total	$35,596	$7,417	$25,276	$8,554	$(32,450)
Note 9. Loan Participations
The sale of a non-recourse interest in a loan through a participation agreement may not qualify for sale accounting under GAAP. For such transactions, the Company presents the whole loan as an asset within Investments in Commercial Mortgage Loans and the loan participation sold within Loan Participations at Fair Value on the Consolidated Balance Sheets until the loan is repaid. The Company has no obligation to pay principal and interest under these liabilities, and the gross presentation of loan participations sold does not impact the stockholders’ equity or net income.
The following table summarizes the Loan Participations as of June 30, 2025 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,950
Panorama House	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,690
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2026	Interest only	$51,432	$51,432	$50,960
Total								$176,319	$173,600
The following table shows the Company’s loan participations ($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$172,920
Additional fundings	—
Paydowns	—
Net unrealized loss	680
Ending balance as of June 30, 2025	$173,600
For the three and six months ended June 30, 2025, the Company recognized interest expense related to its loan participations of $2.7 million and $5.4 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the three and six months ended June 30, 2024, the Company recognized interest expense related to its loan participations of $3.1 million and $6.2 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On June 13, 2025, the Company amended the Credit Agreement to account for the DST Program whereby the Operating Partnership’s affiliates (which may include certain of the Operating Partnership’s subsidiaries which are guarantors of the obligations under the Credit Agreement) will cause the formation of one or more DSTs, which will receive contributions of properties from the Operating Partnership or an affiliate of the Operating Partnership or acquire properties from third parties. In addition, the Company amended the Credit Agreement to allow for properties utilized in the DST Program to be included in the calculation of Total Asset Value (as defined in the Credit Amendment) and the calculation of Unencumbered Asset Value (as defined in the Credit Amendment), which impacts certain financial covenants.
Subsequent to the SOFR conversion, loans outstanding under the Credit Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.30% to 0.90% for Credit Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.30% to 1.90% for Credit Facility borrowings at the Adjusted Term SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. Loans outstanding under the DDTL Facility bear interest, at Nuveen OP’s option, at either an adjusted base rate or an adjusted SOFR rate, in each case, plus an applicable margin. The applicable margin ranges from 0.25% to 0.85% for DDTL Facility borrowings for base rate loans, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. The applicable margin ranges from 1.25% to 1.85% for DDTL Facility borrowings at the adjusted SOFR rate, in each case, based on the total leverage ratio of Nuveen OP and its subsidiaries. There is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The DDTL Facility is fully disbursed as of June 30, 2025.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2025	December 31, 2024
Revolving facility	S+applicable margin(1)	9/30/2025	$321,000	$203,000	$173,000
DDTL facility	S+applicable margin(1)	9/30/2026	134,000	134,000	134,000
Credit facility			$455,000	$337,000	$307,000
(1) The weighted-average interest rates for the three and six months ended June 30, 2025 for the Revolving facility and DDTL facility were 5.74% and 5.74%, respectively.
As of June 30, 2025, the Company had $337.0 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three and six months ended June 30, 2025, the Company incurred $5.0 million and $9.4 million, respectively, in interest expense under the Credit Facility. For the three and six months ended June 30, 2024, the Company incurred $4.7 million and $9.1 million, respectively, in interest expense under the Credit Facility.
As of June 30, 2025, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of June 30, 2025 ($ in thousands):

Year	Credit Facility
2025 (remaining)	203,000
2026	134,000
2027	—
2028	—
2029	—
Thereafter	—
Total	$337,000

Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	68,062	68,721
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	1.86%	03/28/30	18,750	—
Total fixed rate mortgages payable				217,062	198,971
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	22,498	19,785
Total mortgages payable				239,560	218,756
Deferred financing costs, net				(1,065)	(845)
Discount on assumed mortgage notes, net				(7,533)	(8,429)
Mortgages payable, net				$230,962	$209,482
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on January 3, 2023, which fixed the rate at 3.18%.
As of June 30, 2025, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three and six months ended June 30, 2025, the Company incurred $1.8 million and $3.5 million, respectively, in interest expense on mortgages payable. For the three and six months ended June 30, 2024, the Company incurred $1.5 million and $3.1 million, respectively, in interest expense on mortgages payable.
The following table presents the future principal payments due under mortgages payable as of June 30, 2025 ($ in thousands):

Year	Mortgages Payable
2025 (remaining)	817
2026	54,622
2027	15,569
2028	70,731
2029	14,202
Thereafter	83,619
Total	$239,560
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The note bears interest based on competitive market rates determined at the time of issuance. The note involves leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of June 30, 2025, the Company had one note outstanding with Capital One which matures on April 9, 2026. As of June 30, 2025, the total principal amount of the note was $71.9 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three and six months ended June 30, 2025 was $1.1 million and $2.2 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and six months ended June 30, 2024 was $1.3 million and $2.5 million, respectively, based on a rate of SOFR plus 1.65%. The note is collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7.
The following table summarizes the Company’s note payable balance ($ in thousands):

June 30, 2025
Beginning balance as of December 31, 2024	$71,860
Financing proceeds	—
Net unrealized gain	(220)
Ending balance as of June 30, 2025	$71,640

The following table presents the future principal payments due under the note payable as of June 30, 2025 ($ in thousands):

Year	Note Payable(1)
2025 (remaining)	—
2026	71,947
2027	—
2028	—
2029	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rates on the note payable for the three and six months ended June 30, 2025 were 6.05% and 6.00% respectively.
Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2025	December 31, 2024
Straight-line rent receivable	$16,124	$15,311
Receivables	6,813	6,374
Prepaid expenses	4,296	3,175
Right-of-use asset – finance leases	2,368	2,396
Right-of-use asset – operating lease	2,009	2,027
Deferred financing costs on credit facility, net	56	267
Other	1,065	1,145
Total	$32,731	$30,695
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$13,766	$13,327
Common stock repurchases	23,920	14,715
Real estate taxes payable	8,309	8,099
Tenant security deposits	7,265	6,871
Prepaid rental income	5,109	6,807
Lease liability – finance leases	2,514	2,517
Deferred tax liability	2,370	2,188
Accrued interest expense	2,283	2,068
Lease liability – operating lease	2,201	2,186
Other	5,915	5,163
Total	$73,652	$63,941

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
As of June 30, 2025 and December 31, 2024, the Company had accrued advisory fees of $2.1 million and $2.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2025, the Company incurred advisory fee expenses of $6.1 million and $12.0 million, respectively. For the three and six months ended June 30, 2024, the Company incurred advisory fee expenses of $5.8 million and $11.7 million, respectively.
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
As of June 30, 2025 and December 31, 2024, the Company recorded Redeemable Non-Controlling Interest of $0.2 million and $0.3 million, respectively, on the Company’s Consolidated Balance Sheets as further described in Note 19.

The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the three and six months ended June 30, 2025, the Company did not incur any charges attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended June 30, 2025 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$59	$—	$10
Acquisition and asset management services	—	—	50
Accounting, construction and leasing services	—	—	—
Total	$59	$—	$60
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
The following table is a summary of the Company's affiliated service providers and the fees incurred by the Company to those service providers for the six months ended June 30, 2025 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$129	$—	$19
Acquisition and asset management services	—	—	97
Accounting, construction and leasing services	—	—	—
Total	$129	$—	$116
The following table is a summary of the Company's affiliated service providers and the fees incurred by the Company to those service providers for the six months ended June 30, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$268	$378	$18
Acquisition and asset management services	—	220	96
Accounting, construction and leasing services	84	—	—
Total	$352	$598	$114

Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Initial Public Offering and the Follow-on Offering and serves as the dealer manager for the Third Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and six months ended June 30, 2025, the Company incurred stockholder servicing fees of $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2024, the Company incurred stockholder servicing fees of $1.6 million and $3.2 million, respectively. As of June 30, 2025, the Company had accrued approximately $42.7 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the current month.
The following table presents the upfront selling commissions, dealer manager fees and the stockholder servicing fees per annum, for each class of shares sold in the Offerings:

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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued stockholder servicing fees(1)	$42,710	$43,853
Advanced organization and offering expenses	1,179	1,677
Total	$43,889	$45,530
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
See Note 19. “Equity and Redeemable Non-Controlling Interest” for additional information related to TIAA’s purchase of $300.0 million in Class N shares through its wholly owned subsidiary and redeemable non-controlling interests related to affiliated partners’ crystallization rights, which allow the partners to trigger the payment on the promote.
See Note 6. “Investment in International Affiliated Funds” for additional information related to the Company’s investment in International Affiliated Funds, in which affiliates of the Advisor serve as the investment adviser and receive management fees.
DST Program Dealer Manager Agreement and Fees and Expenses
In connection with the launch of the DST Program, the Company, Nuveen Real Estate Exchange, LLC (the “DST Sponsor”), the Dealer Manager and the Operating Partnership entered into a dealer manager agreement (the “DST Dealer Manager Agreement”), pursuant to which the Dealer Manager serves as the dealer manager for the private placements of DST Interests (the “DST Offerings”) on a “best efforts” basis. Under the DST Dealer Manager Agreement, each DST will pay the Dealer Manager upfront selling commissions of up to 6.0% of the total cash purchase price paid per DST Interest sold. Additionally, each DST will pay to the Dealer Manager an ongoing investor servicing fee of up to 0.85% per annum of the net proceeds received in connection with DST Interests sold in the applicable DST Offering, with such net proceeds excluding any upfront selling commissions and non-accountable expense reimbursements.
The Operating Partnership will pay the Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option (as defined below) in exchange for DST Interests or specific DST Properties and only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating intermediary that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. All or a portion of the upfront sales commissions and ongoing investor servicing fees may be reallowed to participating intermediaries, as set forth in the applicable agreement between the Dealer Manager and such participating intermediary. For the three and six months ended June 30, 2025, no expense was incurred for investor servicing fees.

An indirectly wholly owned subsidiary of the Company currently receives an organizational and offering expense reimbursement of 1.0% of DST Interests sold. For the three and six months ended June 30, 2025, the Company earned organizational and offering expense reimbursement fees of approximately $5 thousand.
Note 21 "DST Program" provides additional information on the DST program.
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
As of June 30, 2025, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of Rental Income three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Rental Income	2025	2024	2025	2024
Fixed lease payments	$35,731	$34,506	$70,043	$68,929
Variable lease payments	8,827	8,358	17,756	17,045
Straight-line rental income	516	444	814	1,024
Net increase to rental income related to above and below market lease amortization	1,044	906	2,076	1,866
Total	$46,118	$44,214	$90,689	$88,864
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals as of June 30, 2025 are as follows ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	48,756
2026	86,278
2027	74,733
2028	61,712
2029	43,258
Thereafter	114,056
Total	$428,793

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of June 30, 2025, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	June 30, 2025	December 31, 2024
Right-of-use asset – finance leases	$2,368	$2,396
Right-of-use asset – operating lease	2,009	2,027
Liabilities:
Lease liability – finance leases	2,514	2,517
Lease liability – operating lease	2,201	2,186
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of June 30, 2025, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 36 years and 42 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of June 30, 2025 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2025 (remaining)	$77	$109
2026	161	219
2027	169	219
2028	169	219
2029	169	219
Thereafter	7,431	8,461
Total undiscounted future lease payments	8,176	9,446
Difference between undiscounted cash flows and discounted cash flows	(5,975)	(6,932)
Total lease liability	$2,201	$2,514
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred operating ground lease costs of $0.1 million for each period. For the three and six months ended June 30, 2024, the Company incurred operating ground lease costs of $0.1 million.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on lease liabilities	$53	$54	$106	$107
Amortization of right-of-use assets	14	14	28	28
Total finance lease cost	$67	$68	$134	$135

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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	June 30, 2025
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	4	DKK 142,452	3.18%	CIBOR	2.5	1/5/2023	12/30/2027
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	June 30, 2025	December 31, 2024
Interest rate swaps – property debt	$728	$688
Total derivative financial instrument	$728	$688
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three and six months ended June 30, 2025, the Company recorded unrealized (losses) gains related to changes in fair value of its derivative financial instruments of $(0.02) million and $0.1 million, respectively. For the three and six months ended June 30, 2024, the Company recorded unrealized gains related to changes in fair value of its derivative financial instruments of $0.2 million and $0.1 million, respectively.
Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of June 30, 2025, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of June 30, 2025, the Company had issued and outstanding 14,293,172 shares of Class T common stock, 46,889,621 shares of Class S common stock, 7,025,672 shares of Class D common stock, 94,836,543 shares of Class I common stock and 27,233,340 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
March 31, 2025	14,939	45,929	7,048	91,204	28,487	187,607
Common Stock Issued(1)	(597)	1,399	46	5,943	—	6,791
Distribution Reinvestment	85	306	47	694	—	1,132
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(134)	(745)	(115)	(3,006)	(1,253)	(5,253)
June 30, 2025	14,293	46,889	7,026	94,836	27,234	190,278

	Six Months Ended June 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2024	15,605	45,353	7,201	87,035	29,731	184,925
Common Stock Issued(1)	(1,156)	3,120	(34)	12,486	—	14,416
Distribution Reinvestment	172	601	96	1,358	—	2,227
Vested Stock Grant	—	—	—	2	—	2
Common Stock Repurchased	(328)	(2,185)	(237)	(6,045)	(2,497)	(11,292)
June 30, 2025	14,293	46,889	7,026	94,836	27,234	190,278
(1) Common stock issued includes conversions between share classes.
TIAA purchased $300.0 million in shares of the Company’s Class N common stock (less the $200,000 initial capitalization) through its wholly owned subsidiary. TIAA may submit its shares for repurchase; provided, that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for TIAA to submit for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the three and six months ended June 30, 2025, the Company repurchased a total of 1,253,486 and 2,497,268 of TIAA's Class N shares for $15.0 million and $30.0 million, respectively, pursuant to the terms described above.
Restricted Stock Grants
Each non-employee director receives a $100,000 annual retainer, the chairperson of the audit committee receives an additional $20,000 annual retainer and the lead independent director receives an additional $5,000 annual retainer. The Company pays 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant.

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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of June 30, 2025 and December 31, 2024, the Company had accrued $9.9 million and $9.6 million, respectively. For the three and six months ended June 30, 2025, the Company declared and paid distributions of $29.3 million and $58.2 million, respectively. For the three and six months ended June 30, 2024, the Company declared and paid distributions of $29.2 million and $58.6 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1940 and $0.3879 per share for the three and six months ended June 30, 2025, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the net distribution for each of the Company’s share classes:

	Three Months Ended June 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	0.1940	0.1940	0.1940	0.1940	0.1940
Advisory fee per share of common stock	(0.0346)	(0.0342)	(0.0347)	(0.0345)	(0.0188)
Stockholder servicing fee per share of common stock	(0.0245)	(0.0243)	(0.0066)	—	—
Net distribution per share of common stock	$0.1349	$0.1355	$0.1527	$0.1595	$0.1752

	Six Months Ended June 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3879	$0.3879	$0.3879	$0.3879	$0.3879
Advisory fee per share of common stock	(0.0688)	(0.0680)	(0.0690)	(0.0687)	(0.0373)
Stockholder servicing fee per share of common stock	(0.0490)	(0.0485)	(0.0138)	—	—
Net distribution per share of common stock	$0.2701	$0.2714	$0.3051	$0.3192	$0.3506

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
For the three and six months ended June 30, 2025, the Company repurchased shares of its common stock for $60.8 million and $131.2 million, respectively. For the three and six months ended June 30, 2024, the Company repurchased shares of its common stock for $96.1 million and $173.5 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2025.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of June 30, 2025 and December 31, 2024, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.2 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
Note 20. Segment Reporting
The Company operates in ten reportable segments: industrial properties, healthcare properties, multifamily properties, retail properties, single-family housing, office properties, self-storage properties, commercial mortgage loans, real estate-related securities, and International Affiliated Funds. These are operating segments about which separate financial information is available that is evaluated regularly by the chief operating decision-makers (CODMs) in deciding how to allocate resources and in assessing performance. The Company’s co-president and chief financial officer have been identified as the CODMs. The Company’s CODMs direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the financial position by segment ($ in thousands):

	June 30, 2025	December 31, 2024
Industrial	$564,104	$540,374
Healthcare	429,211	440,182
Multifamily	350,097	315,799
Retail	253,815	258,614
Single-Family Housing	139,609	142,490
Office	108,023	109,948
Self-Storage	57,157	57,722
Commercial Mortgage Loans	354,659	370,172
Real Estate-Related Securities (1)	227,095	207,422
International Affiliated Funds	114,981	109,056
Other (Corporate)	61,246	45,198
Total assets	$2,659,997	$2,596,977
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,981	$11,797	$8,058	$5,881	$2,855	$3,469	$1,077	$—	$—	$—	$—	$46,118
Income from commercial mortgage loans	—	—	—	—	—	—	—	6,909	—	—	—	6,909
Total segment revenues	12,981	11,797	8,058	5,881	2,855	3,469	1,077	6,909	—	—	—	53,027
Expenses:
Property operating	3,780	3,846	3,378	1,676	1,422	1,148	707	—	—	—	—	15,957
Total segment expenses	3,780	3,846	3,378	1,676	1,422	1,148	707	—	—	—	—	15,957
Realized and unrealized loss from real estate-related securities									(1,528)			(1,528)
Realized and unrealized loss from real estate debt									(191)			(191)
Gain from equity investments in unconsolidated international affiliated funds										1,258		1,258
Unrealized gain on commercial mortgage loans								112				112
Segment net operating income	$9,201	$7,951	$4,680	$4,205	$1,433	$2,321	$370	$7,021	$(1,719)	$1,258	$—	$36,721
Depreciation and amortization	(5,979)	(5,914)	(2,612)	(2,469)	(1,183)	(1,408)	(426)	—	—	—	—	(19,991)
Unrealized gain on note payable											30	30
Unrealized loss from interest rate derivative											(21)	(21)
General and administrative expenses											(2,607)	(2,607)
Advisory fee due to affiliates											(7,599)	(7,599)
Interest income											2,700	2,700
Interest expense											(11,358)	(11,358)
Net loss												$(2,125)
Net gain attributable to non-controlling interests												11
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(2,140)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,789	$10,889	$8,058	$4,742	$2,887	$3,870	$979	$—	$—	$—	$—	$44,214
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,812	—	—	—	7,812
Total segment revenues	12,789	10,889	8,058	4,742	2,887	3,870	979	7,812	—	—	—	52,026
Expenses:
Property operating	3,898	3,509	3,321	1,336	1,434	961	617	—	—	—	—	15,076
Total segment expenses	3,898	3,509	3,321	1,336	1,434	961	617	—	—	—	—	15,076
Realized and unrealized loss from real estate-related securities									(858)			(858)
Realized and unrealized gain from real estate debt									145			145
Loss from equity investments in unconsolidated international affiliated funds										(2,005)		(2,005)
Unrealized gain on commercial mortgage loans								63				63
Segment net operating income	$8,891	$7,380	$4,737	$3,406	$1,453	$2,909	$362	$7,875	$(713)	$(2,005)	$—	$34,295
Depreciation and amortization	(5,748)	(5,968)	(2,518)	(2,134)	(1,090)	(1,834)	(292)	—	—	—	—	(19,584)
Unrealized gain on note payable											5	5
Unrealized gain from interest rate derivatives											152	152
General and administrative expenses											(2,229)	(2,229)
Advisory fee due to affiliates											(7,376)	(7,376)
Interest income											1,810	1,810
Interest expense											(11,277)	(11,277)
Net loss												$(4,204)
Net loss attributable to non-controlling interests												(7)
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(4,201)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$25,853	$22,417	$16,077	$11,807	$5,653	$6,761	$2,121	$—	$—	$—	$—	$90,689
Income from commercial mortgage loans	—	—	—	—	—	—	—	14,166	—	—	—	14,166
Total segment revenues	25,853	22,417	16,077	11,807	5,653	6,761	2,121	14,166	—	—	—	104,855
Expenses:
Property operating	7,186	8,250	6,508	3,350	2,582	2,268	1,338	—	—	—	—	31,482
Total segment expenses	7,186	8,250	6,508	3,350	2,582	2,268	1,338	—	—	—	—	31,482
Realized and unrealized gain from real estate-related securities									301			301
Realized and unrealized gain from real estate debt									201			201
Loss from equity investments in unconsolidated international affiliated funds										(1,697)		(1,697)
Unrealized loss on commercial mortgage loans								(423)				(423)
Segment net operating income	$18,667	$14,167	$9,569	$8,457	$3,071	$4,493	$783	$13,743	$502	$(1,697)	$—	$71,755
Depreciation and amortization	(11,635)	(11,837)	(5,281)	(5,174)	(2,362)	(3,177)	(847)	—	—	—	—	(40,313)
Unrealized gain on note payable											220	220
Unrealized gain from interest rate derivatives											51	51
General and administrative expenses											(4,406)	(4,406)
Advisory fee due to affiliates											(15,078)	(15,078)
Interest income											4,727	4,727
Interest expense											(21,999)	(21,999)
Net loss												$(5,043)
Net income attributable to non-controlling interests												14
Net income attributable to preferred stock												8
Net loss attributable to common stockholders												$(5,065)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$25,614	$22,315	$16,054	$9,587	$5,685	$7,661	$1,948	$—	$—	$—	$—	$88,864
Income from commercial mortgage loans	—	—	—	—	—	—	—	15,381	—	—	—	15,381
Total segment revenues	25,614	22,315	16,054	9,587	5,685	7,661	1,948	15,381	—	—	—	104,245
Expenses:
Property operating	7,862	7,654	6,565	2,888	2,923	2,115	1,492	—	—	—	—	31,499
Total segment expenses	7,862	7,654	6,565	2,888	2,923	2,115	1,492	—	—	—	—	31,499
Realized gain on sale of real estate investments					15							15
Realized and unrealized loss from real estate-related securities									(2,830)			(2,830)
Realized and unrealized gain from real estate debt									2,020			2,020
Loss from equity investments in unconsolidated international affiliated funds										(2,629)		(2,629)
Unrealized loss on commercial mortgage loans								(59)				(59)
Segment net operating income	$17,752	$14,661	$9,489	$6,699	$2,777	$5,546	$456	$15,322	$(810)	$(2,629)	$—	$69,263
Depreciation and amortization	(11,696)	(11,947)	(4,906)	(4,278)	(2,236)	(3,672)	(1,022)	—	—	—	—	(39,757)
Unrealized gain on note payable											175	175
Unrealized gain from interest rate derivatives											55	55
General and administrative expenses											(4,405)	(4,405)
Advisory fee due to affiliates											(14,864)	(14,864)
Interest income											3,671	3,671
Interest expense											(22,146)	(22,146)
Net loss												$(8,008)
Net loss attributable to non-controlling interests												(14)
Net income attributable to preferred stock												8
Net loss attributable to common stockholders												$(8,002)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

Note 21. DST Program
In June 2025, the Company, through Nuveen OP, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific DSTs holding the DST Properties. Under the DST Program, each DST Property may be sourced from the Company's real properties or from third parties, will be held in a DST, and will be leased by a wholly-owned subsidiary of Nuveen OP in accordance with a master lease agreement. Each master lease agreement will be guaranteed by Nuveen OP, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of Nuveen OP (“OP Units”) or cash, at the Company's sole discretion. After a one-year holding period, investors who receive OP Units under the FMV Option generally have the right to cause Nuveen OP to redeem all or a portion of their OP Units for, at the Company's sole discretion, shares of common stock, cash, or a combination of both.
The sales of DST Interests are accounted for as sales of equity interests. As of June 30, 2025, the Company has raised $0.5 million related to the DST Program, which is included in Non-Controlling Interests in the Company's Consolidated Balance Sheets.
As of June 30, 2025, the UP Minneapolis Industrial properties are included in the Company's DST Program and are included in Investments in Real Estate, Net in the Company's consolidated financial statements.
Under the master lease, the Company is responsible for leasing the DST Properties to tenants and for covering all costs associated with operating the underlying DST Properties. The rental revenues and operating property expenses associated with the underlying property are included in the respective line items on the Company's Consolidated Statements of Operations. The net amount the Company receives from the underlying DST Properties may be more or less than the amount the Company pays to the investors in the relevant DST and could fluctuate over time.
Note 22. Subsequent Events
On July 8, 2025, the Company acquired additional multifamily properties that will be incorporated into the Casa Nord portfolio, which is located in Copenhagen, Denmark, for approximately $13.7 million.
On August 5, 2025, the Company acquired a grocery anchored retail property located in King of Prussia, Pennsylvania, for approximately $34.5 million.

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

Overview
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 that qualifies as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the "Advisor"), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC ("Nuveen"). Nuveen is the asset management arm and a wholly owned subsidiary of Teachers Insurance and Annuity Association of America ("TIAA").
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
In May 2025, our board of directors authorized management to initiate, through Nuveen OP, the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of DST interests in DSTs holding DST Properties. These DST interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors for a period of one year after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product with potential tax advantages for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in June 2025. As of June 30, 2025, we have raised $0.5 million in net proceeds from the DST program.
Q2 2025 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $29.3 million during the three months ended June 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.55%	5.30%	4.70%	4.77%
Year-to-Date Total Return, without upfront selling commissions	1.74%	1.62%	1.32%	1.34%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	0.10%	(2.22)%	(2.19)%
Inception-to-Date Total Return, without upfront selling commissions	7.52%	7.28%	6.91%	6.55%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	7.05%	6.33%	5.88%
Capital Activity:
•Raised $91.4 million of gross proceeds during the three months ended June 30, 2025.
•Raised $0.5 million of net proceeds from the DST Program during the three months ended June 30, 2025.
•Satisfied all share repurchase requests, totaling $60.8 million, for the three months ended June 30, 2025.
Portfolio
The following charts outline the allocation of our investments based on fair value as of June 30, 2025(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (82%) and investments in our International Affiliated Funds (4%).
(2) RE-related Securities includes publicly-listed REITs (4%) and CMBS (3%) as shown on our Consolidated Balance Sheets.

The following charts further describe the diversification of our direct investments in real properties based on fair value as of June 30, 2025(3)(4):
(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our directly held properties in Copenhagen, Denmark and Tokyo, Japan.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSP (“ECF”), in which we are currently invested, as of June 30, 2025:

European Cities Fund

Current portfolio as at Q2 2025

Logport,
Venlo

CityPark Cross Dock,
Vienna

CityPark 1 & 2,
Vienna

CityPark 3,4 & 5,
Vienna

The Cube,
Berlin

Devonshire
Square, London

Haagsche Zwaan,
The Hague

Xanadú,
Madrid

Meraville Retail Park,
Bologna

Kamppi,**
Helsinki

Kamppi
Helsinki
Logport
Venlo
Devonshire Sq
London
Haagsche Zwaan
The Hague
The Cube
Berlin
CityPark
Cross Dock
CityPark
Phases 1&2
CityPark
Phases 3,4&5
Xanadú
Madrid
Meraville,
Bologna

● Office ● Logistics ● Retail

Source: Nuveen Real Estate, Q2 2025. Portfolio after current transactions are completed.

** Sales process underway

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of June 30, 2025:

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
07

Data Centre, Hong Kong
08

Japan Residential Portfolio III, Tokyo & Osaka
09

Logistics & Data Centre, Seoul
10

Japan Residential Portfolio IV, Tokyo
11

Jeongdong building
12

Source: Nuveen Real Estate, Mar 2025.

1

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of June 30, 2025:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	93%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	91%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	94%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	93%
CASA Nord Portfolio	4	Copenhagen, DK	Dec, 2022	100%	84	Units	100%
Meidaimae Multifamily	1	Tokyo, JP	Mar, 2025	100%	60	Units	98%
Total Multifamily	10				1,438	Units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	85%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	100%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	95%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	92%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	96%
Mountain View Industrial Center	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Total Industrial	31				5,338	Sq. Ft	97%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	96%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	91	Sq. Ft	92%
Total Retail	7				786	Sq. Ft	97%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	78%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	77%
Total Office	3				324	Sq. Ft	84%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	87%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	63%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	96%
Total Healthcare	24				1,518	Sq. Ft	92%

Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	84%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	83%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	72%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	77%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	80%
Total Self-Storage	5				3,074	Units	79%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	97%
Total Single-Family Housing	383						97%
Total Investment Properties	463						95%
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of June 30, 2025 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	23	$7,597	8%	920	12%
2026	61	10,431	11%	1,142	15%
2027	64	14,615	16%	932	12%
2028	64	20,882	23%	1,554	20%
2029	52	6,189	7%	566	7%
2030	40	7,226	8%	495	7%
2031	12	2,318	3%	109	1%
2032	13	9,373	10%	1,116	15%
2033	18	8,581	9%	511	7%
2034	5	906	1%	28	1%
Thereafter	8	3,745	4%	217	3%
Total	360	$91,863	100%	7,590	100%
(1) The annualized June 30, 2025 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of June 30, 2025, we had 63 holdings and have invested $96.9 million in securities that are valued at $101.2 million.
The following chart further describes the diversification of our investments in real estate-related securities of June 30, 2025:

By Sector (%)

Net lease
8%
Gaming
3%
Storage
8%
Apartments
9%
Healthcare
17%
Shopping Centers
10%
Tech Infra
17%
Industrial
12%
Other
11%
Office Property
3%
Manufactured Housing
1%
Hotels
1%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments to which they are entitled. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 90%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 8.1% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (31%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 82%) whose base index rate of one-month SOFR is 4.45%, and help to generate a current portfolio yield of approximately 7.97%. As of June 30, 2025, we have invested $127.3 million in CMBS that are valued at $125.9 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of June 30, 2025:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of June 30, 2025, ECF had total equity commitments of $1.3 billion (€1.2 billion), all of which had been called. As of March 31, 2025, ECF had 12 assets with a gross asset value of $1.7 billion (€1.6 billion) and a loan to value (“LTV”) ratio of 39.6%. The ECF portfolio is well diversified and had a balanced country exposure with 22.1% in the United Kingdom, 14.2% in Italy, 13.5% in Spain, 12.5% in Finland, 11.7% in Germany, 10.3% in the Netherlands, 9.0% in Austria, and 6.7% in Denmark. The 12-month net total return and since-inception net total return was 0.7% and 1.6%, respectively, as of March 31, 2025.
(Loss) Income from equity investments in unconsolidated international affiliated funds from ECF for the three and six months ended June 30, 2025 was $0.5 million and $1.2 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of June 30, 2025, APCF had total equity commitments of $1.20 billion and had called $1.18 billion of these commitments. As of March 31, 2025, APCF had 12 investments (27 assets) with a gross asset value of $1.7 billion and an LTV ratio of 40.0%. APCF had 30.6% exposure in South Korea, 28.4% in Singapore, 24.7% in Japan, 11.0% in Hong Kong and 5.3% in Australia, resulting in a 12-month total return and a since-inception total return of (1.4)% and 5.6% (foreign exchange-neutral), respectively, as of March 31, 2025.
Income (Loss) from equity investments in unconsolidated international affiliated funds from APCF for the three and six months ended June 30, 2025 was $0.7 million and $(2.9) million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of June 30, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,950
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,310
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$64,690
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,350
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,139
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$23,930
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2026	Interest only	$51,432	$51,432	$50,960
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2026	Interest only	$17,144	$17,144	$16,530
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,850	$20,800
Total										$354,659
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
For the three and six months ended June 30, 2025, we had unrealized gains (losses) on commercial mortgage loans of $0.1 million and $(0.4) million, respectively.
For the three and six months ended June 30, 2025, we recognized interest and loan origination income from our investment in commercial mortgage loans of $6.9 million and $14.2 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the six months ended June 30, 2025, global markets continued to experience volatility, driven by concerns over persistent inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. However, global real estate values started to show signs of stabilization as total returns for real estate became positive during 2024, driven by consistently positive and stable income returns coupled with modest valuation changes. The ease of inflation has led most developed market central banks to begin to taper interest rates. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
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
Competitive Environment
We face competition from a diverse mix of market participants, including other companies with similar business models, REITs, private equity funds, independent investors and other real estate investors. Competition from others may diminish our opportunity to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates at the properties we acquire below those that we expect to charge, which would adversely affect our financial results.
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
Results of Operations
The following table sets forth the results of our operations for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Revenues
Rental revenue	$46,118	$44,214	$1,904	$90,689	$88,864	$1,825
Income from commercial mortgage loans	6,909	7,812	(903)	14,166	15,381	(1,215)
Total revenues	53,027	52,026	1,001	104,855	104,245	610
Expenses
Rental property operating	15,957	15,076	881	31,482	31,499	(17)
General and administrative	2,607	2,229	378	4,406	4,405	1
Advisory fee due to affiliates	7,599	7,376	223	15,078	14,864	214
Depreciation and amortization	19,991	19,584	407	40,313	39,757	556
Total expenses	46,154	44,265	1,889	91,279	90,525	754
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(1,528)	(858)	(670)	301	(2,830)	3,131
Realized and unrealized (loss) gain from real estate debt	(191)	145	(336)	201	2,020	(1,819)
Realized gain on sale of real estate investments	—	—	—	—	15	(15)
Gain (loss) from equity investments in unconsolidated International Affiliated Funds	1,258	(2,005)	3,263	(1,697)	(2,629)	932
Unrealized gain (loss) on commercial mortgage loans	112	63	49	(423)	(59)	(364)
Unrealized (loss) gain from interest-rate derivatives	(21)	152	(173)	51	55	(4)
Unrealized gain on note payable	30	5	25	220	175	45
Interest income	2,700	1,810	890	4,727	3,671	1,056
Interest expense	(11,358)	(11,277)	(81)	(21,999)	(22,146)	147
Total other income (expense)	(8,998)	(11,965)	2,967	(18,619)	(21,728)	3,109
Net loss	$(2,125)	$(4,204)	$2,079	$(5,043)	$(8,008)	$2,965
Net gain (loss) attributable to non-controlling interests	11	(7)	18	14	(14)	28
Net income attributable to preferred stock	4	4	—	8	8	—
Net income (loss) attributable to common stockholders	$(2,140)	$(4,201)	$2,061	$(5,065)	$(8,002)	$2,937
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made since the period ended June 30, 2024, our rental revenues and rental property operating expenses for the three and six months ended June 30, 2025 and 2024 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2025 and 2024 and are further discussed below in “Same Property Results of Operations.”

Income from Commercial Mortgage Loans
During the three months ended June 30, 2025, income from commercial mortgage loans decreased by $(0.9) million, in comparison to the corresponding period in 2024, primarily due to the payoff of Luxe Scottsdale and a decrease in interest rates. During the six months ended June 30, 2025, income from commercial mortgage loans decreased by $(1.2) million in comparison to the corresponding period in 2024, attributable to no origination fee income in the current period and a decrease in interest rates.
General and Administrative Expenses
During the three and six months ended June 30, 2025, general and administrative expenses increased by $0.4 million and remained relatively flat in comparison to the corresponding period in 2024. The increase is primarily attributable to increases in fund administrative fees and the deferred tax liability.
Depreciation and Amortization
During the three and six months ended June 30, 2025, depreciation and amortization increased by $0.4 million and $0.6 million in comparison to the corresponding period in 2024 primarily due to acquisition activity.
Realized and Unrealized (Loss) Gain from Real Estate-Related Securities
During the three months ended June 30, 2025, realized and unrealized loss from real estate-related securities increased $(0.7) million in comparison to the corresponding period in 2024. Realized and unrealized (loss) gain from real estate-related securities changed $3.1 million from a loss of $(2.8) million for the six months ended June 30, 2024, to a gain of $0.3 million for the six months ended June 30, 2025. The change was primarily driven by fluctuations in market conditions.
Realized and Unrealized (Loss) Gain from Real Estate Debt
Realized and unrealized (loss) gain from real estate debt changed $(0.3) million from a gain of $0.1 million for the three months ended June 30, 2024, to a loss of $(0.2) million for the three months ended June 30, 2025. During the six months ended June 30, 2025, realized and unrealized gain from real estate debt decreased $(1.8) million, in comparison to the corresponding period in 2024. The change was primarily due to fair value adjustments driven by changes in market assumptions.
Gain (Loss) from Equity Investments in Unconsolidated International Affiliated Funds
Gain (loss) from equity investments in unconsolidated International Affiliated Funds changed $3.3 million from a loss of $(2.0) million for the three months ended June 30, 2024, to a gain of $1.3 million for the three months ended June 30, 2025. The change was due to positive fluctuations in foreign currency for APCF. During the six months ended June 30, 2025, loss from equity investments in unconsolidated International Affiliated Funds decreased $0.9 million as compared to the corresponding period in 2024. The change was primarily driven by valuation increases in the logistics sector for ECF.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the three months ended June 30, 2025, unrealized gain on commercial mortgage loans stayed relatively flat in comparison to the corresponding period in 2024. Unrealized loss on commercial mortgage loans increased $0.4 million for the six months ended June 30, 2025. The change was primarily driven by fair value adjustments resulting from interest rate fluctuations projected over the remaining terms of the portfolio.
Interest Income
During the three months ended June 30, 2025, interest income increased $0.9 million compared to the corresponding period in 2024. During the six months ended June 30, 2025, interest income increased $1.1 million compared to the corresponding period in 2024 due to accelerated amortization of discount related to CMBS paydowns before maturity.
Interest Expense
During the three months ended June 30, 2025, interest expense increased $0.1 million compared to the corresponding period in 2024 due to falling interest rates offset by a higher outstanding balance on the credit facility. During the six months ended June 30, 2025, interest expense decreased $0.1 million compared to the corresponding period in 2024 due to falling interest rates.
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
For the three and six months ended June 30, 2025, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.

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
The following table reconciles GAAP net loss attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(2,140)	$(4,201)	$(5,065)	$(8,002)
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(6,909)	(7,812)	(14,166)	(15,381)
Straight-line rental income	(516)	(444)	(814)	(1,024)
General and administrative	2,607	2,229	4,406	4,405
Advisory fee due to affiliates	7,599	7,376	15,078	14,864
Depreciation and amortization	19,991	19,584	40,313	39,757
Realized and unrealized loss (gain) from real estate-related securities	1,528	858	(301)	2,830
Realized and unrealized loss (gain) from real estate debt	191	(145)	(201)	(2,020)
Realized gain on sale of real estate investments	—	—	—	(15)
Gain (loss) from equity investments in unconsolidated International Affiliated Funds	(1,258)	2,005	1,697	2,629
Unrealized (gain) loss on commercial mortgage loans	(112)	(63)	423	59
Unrealized loss (gain) from interest rate derivatives	21	(152)	(51)	(55)
Unrealized gain on note payable	(30)	(5)	(220)	(175)
Interest income	(2,700)	(1,810)	(4,727)	(3,671)
Interest expense	11,358	11,277	21,999	22,146
Income (loss) attributable to non-controlling interests	11	(7)	14	(14)
Income attributable to preferred stock	4	4	8	8
NOI	$29,645	$28,694	$58,393	$56,341
Non-same property NOI	3,002	1,557	5,874	2,953
Same property NOI	$26,643	$27,137	$52,519	$53,388

The following table details the components of same property NOI ($ in thousands):

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$	%	2025	2024	$	%
Same property rental revenue
Industrial	$12,333	$12,220	$113	1%	$25,205	$24,430	$775	3%
Healthcare	12,346	11,763	583	5%	23,638	24,142	(504)	(2)%
Multifamily	7,986	8,059	(73)	(1)%	15,948	16,057	(109)	(1)%
Retail	4,787	4,695	92	2%	9,474	9,546	(72)	(1)%
Office	2,320	2,793	(473)	(17)%	4,643	5,270	(627)	(12)%
Self-Storage	1,004	972	32	3%	1,487	1,473	14	1%
Total revenues	40,776	40,502	274	1%	80,395	80,918	(523)	(1)%
Same property operating expenses
Industrial	3,683	3,603	80	2%	7,189	7,334	(145)	(2)%
Healthcare	4,274	3,831	443	12%	9,090	8,448	642	8%
Multifamily	3,363	3,317	46	1%	6,363	6,564	(201)	(3)%
Retail	1,461	1,395	66	5%	2,922	2,890	32	1%
Office	717	624	93	15%	1,428	1,330	98	7%
Self-Storage	635	595	40	7%	884	964	(80)	(8)%
Total expenses	14,133	13,365	768	6%	27,876	27,530	346	1%
Same property NOI	$26,643	$27,137	$(494)	(2)%	$52,519	$53,388	$(869)	(2)%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and six months ended June 30, 2025, rental revenues increased by $0.3 million and decreased by $0.5 million, respectively, across the same property portfolio as compared to the corresponding period in 2024.
For the three months ended June 30, 2025, the increase was driven primarily by increased tenant reimbursement income as a result of higher operating costs at certain of our healthcare properties, partially offset by decrease in collection of previously written off receivables and increased rental concessions at certain of our office properties.
For the six months ended June 30, 2025, the decrease was driven primarily by decrease in collection of previously written off receivables and increased rental concessions at certain of our office properties, decrease in tenant reimbursement income and increase in concessions at certain of our healthcare properties, partially offset by increases in tenant reimbursement income and base rent related to our industrial properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities and other maintenance expenses associated with our real estate properties. For the three and six months ended June 30, 2025, property operating expenses increased by $0.8 million and $0.3 million, respectively, across the same property portfolio as compared to the corresponding period in 2024.
For the three months ended June 30, 2025, the increase was driven primarily by increased real estate taxes and utility expense at certain of our healthcare properties.
For the six months ended June 30, 2025, the increase was driven primarily by increased real estate taxes and grounds expenses at certain of our healthcare and office properties, partially offset by decreased real estate taxes at certain of our multifamily properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $390.0 million of liquidity as of June 30, 2025, consisting of $118.0 million of undrawn capacity on our unsecured revolving credit facility (the “Credit Facility”), approximately $227.1 million in investments in real estate debt securities and real estate-related equity securities and $44.9 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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

In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, and the sale of beneficial interests in the DST Program, from which we have received proceeds of $2.6 billion as of June 30, 2025.
The following table is a summary of our indebtedness ($ in thousands):

	June 30, 2025			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	June 30, 2025	December 31, 2024
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	2.45%	2/20/2028	$217,062	$217,062	$198,971
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans	+0.70%	12/31/2032	22,498	22,498	19,785
Total mortgage loans secured by our properties				239,560	218,756
Deferred financing costs, net				(1,065)	(845)
Discount on assumed mortgage notes, net				(7,533)	(8,429)
Total net mortgage loans secured by our properties				230,962	209,482

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2026	71,947	71,947	71,947
Total loans secured by other investments				$302,909	$281,429

Unsecured loans:
Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/30/2025	321,000	203,000	173,000
Unsecured variable-rate DDTL facility	+applicable margin	9/30/2026	134,000	134,000	134,000
Total unsecured loans			455,000	337,000	307,000

Total indebtedness			$766,507	$639,909	$588,429
(1) “+” refers to the relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate, as applicable to each secured or unsecured loan.
(2) Weighted-average maturity assumes maximum maturity date.
(3) See Note 11. "Mortgages Payable" for additional information related to our variable and fixed rate mortgage loans.
(4) Additional borrowing under the Credit Facility is immediately available.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through June 30, 2025 have been satisfied.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$36,934	$38,478
Cash flows used in investing activities	(72,653)	2,198
Cash flows provided by (used in) financing activities	51,724	(52,013)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(466)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$15,539	$(11,337)
Cash flows provided by operating activities decreased $1.5 million during the six months ended June 30, 2025 compared to the corresponding period in 2024, primarily due to an increase in other assets and a decrease in the unrealized loss on changes in fair value of real-estate securities, partially offset by an increase in unrealized gain on changes in fair value of real estate debt.
Cash flows used in investing activities decreased $74.9 million during the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to a $60.9 million increase in acquisitions of real estate and $52.0 million increase in net purchases of real estate-related securities and real estate debt, partially offset by a $19.9 million increase in commercial mortgage loan originations and fundings as well as a $16.7 million increase in proceeds from paydowns of commercial mortgage loans.
Cash flows provided by financing activities increased $103.7 million during the six months ended June 30, 2025 compared to the corresponding period in 2024 due to a $39.7 million increase in proceeds from the issuance of common stock, a $45.7 million decrease in common stock repurchases, a $18.5 million decrease in repayments on credit facility, a $18.2 million increase in borrowings from mortgage payable and a $9.4 million increase in subscriptions received in advance. This activity was partially offset by a $25.5 million decrease in borrowings under the credit facility.
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

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,125)	$(4,204)	$(5,043)	$(8,008)
Adjustments:
Real estate depreciation and amortization	19,991	19,584	40,313	39,757
Amount attributable to non-controlling interests for above adjustments	(56)	(85)	(131)	(170)
Funds from Operations attributable to common stockholders	17,810	15,295	35,139	31,579
Straight-line rental income	(516)	(444)	(814)	(1,024)
Amortization of above- and below-market lease intangibles	(1,044)	(906)	(2,076)	(1,865)
Amortization of deferred financing costs	151	322	290	643
Amortization of mortgage discount	426	294	897	589
Unrealized loss from changes in fair value of real estate-related securities	1,805	189	1,755	3,649
Unrealized loss (gain) from changes in fair value of real estate debt	175	(558)	(182)	(2,422)
Unrealized (gain) loss on commercial mortgage loans	(112)	(63)	423	59
Unrealized loss (gain) from interest rate derivatives	21	(152)	(51)	(55)
Unrealized gain on note payable	(30)	(5)	(220)	(175)
Amortization of restricted stock awards	53	53	106	106
Unrealized (gain) loss from investments in international affiliated funds	(491)	2,585	3,254	4,008
Adjusted Funds from Operations attributable to stockholders	$18,248	$16,610	$38,521	$35,092
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
Our distribution policy reflects our intention to pay distributions monthly, subject to the discretion of our board of directors. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid directly to the applicable recipients.

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1940 and $0.3879 per share for the three and six months ended June 30, 2025. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.
The following table details the aggregate distribution declared for each of our share classes:

	Three Months Ended June 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1940	$0.1940	$0.1940	$0.1940	$0.1940
Advisory fee per share of common stock	(0.0346)	(0.0342)	$(0.0347)	$(0.0345)	$(0.0188)
Stockholder servicing fee per share of common stock	(0.0245)	(0.0243)	$(0.0066)	$—	$—
Net distribution per share of common stock	$0.1349	$0.1355	$0.1527	$0.1595	$0.1752

	Six Months Ended June 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3879	$0.3879	$0.3879	$0.3879	$0.3879
Advisory fee per share of common stock	(0.0688)	(0.0680)	(0.0690)	(0.0687)	(0.0373)
Stockholder servicing fee per share of common stock	(0.0490)	(0.0485)	(0.0138)	—	—
Net distribution per share of common stock	$0.2701	$0.2714	$0.3051	$0.3192	$0.3506
For the three and six months ended June 30, 2025, we declared and paid distributions of $29.3 million and $58.2 million, respectively. The June 2025 distribution was declared and paid in July 2025.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,246	55.54%	$16,312	55.83%
Reinvested in shares	13,004	44.46%	12,903	44.17%
Total distributions	$29,250	100.00%	$29,215	100.00%
Sources of distributions
Cash flows from operating activities	$21,414	73.21%	$18,860	64.56%
Debt and financing proceeds	7,836	26.79%	10,355	35.44%
Total sources of distributions	$29,250	100.00%	$29,215	100.00%
Total cash flows from operating activities	$21,414		$18,860

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$32,488	55.85%	$32,968	56.26%
Reinvested in shares	25,687	44.15%	25,631	43.74%
Total distributions	$58,175	100.00%	$58,599	100.00%
Sources of distributions
Cash flows from operating activities	$36,934	63.49%	$38,478	65.66%
Debt and financing proceeds	21,241	36.51%	20,121	34.34%
Total sources of distributions	$58,175	100.00%	$58,599	100.00%
Total cash flows from operating activities	$36,934		$38,478

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ and shares in thousands, except per-share data):

Components of NAV	June 30, 2025
Investments in real property	$2,328,897
Investments in commercial mortgage loans	181,060
Investments in real estate debt	125,879
Investments in international affiliated funds	114,981
Investments in real estate-related securities	101,216
Cash and cash equivalents	43,839
Restricted cash	27,464
Other assets	13,626
Debt obligations	(635,099)
Other liabilities	(77,463)
Subscriptions received in advance	(26,022)
Stockholder servicing fees payable the following month(1)	(510)
Non-controlling interests in joint venture	(6,229)
Net Asset Value	$2,191,639
Net Asset Value attributable to preferred stock	125
Net Asset Value attributable to common stockholders	$2,191,514
Number of outstanding shares of common stock	190,278
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2025, we have accrued under GAAP approximately $42.7 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2025
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$164,284	$532,474	$80,932	$1,088,402	$325,422	$2,191,514
Number of outstanding shares	14,293	46,889	7,026	94,836	27,234	190,278
NAV per share as of June 30, 2025	$11.49	$11.36	$11.52	$11.48	$11.95
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2025 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	6.99%	5.86%
Multifamily	6.36	5.30
Office	7.89	7.20
Healthcare	7.38	6.53
Retail	6.91	5.85
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	2.06%	1.98%	1.83%	1.99%	1.91%	1.70%	2.01%
(weighted average)	0.25% increase	(1.89)%	(1.92)%	(2.02)%	(1.94)%	(1.87)%	(2.04)%	(2.01)%
Exit Capitalization Rate	0.25% decrease	3.03%	3.24%	2.12%	2.58%	2.66%	2.55%	2.95%
(weighted average)	0.25% increase	(2.67)%	(2.90)%	(2.21)%	(2.35)%	(2.42)%	(2.72)%	(2.66)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2025
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,661,253
Redeemable non-controlling interest	215
Total partners’ capital of Operating Partnership	1,661,468
Adjustments:
Organization and offering costs(1)	1,179
Accrued stockholder servicing fees(2)	42,200
Unrealized net real estate and real estate debt appreciation(3)	180,662
Accumulated depreciation and amortization(4)	322,254
Straight-line rent receivable	(16,124)
Net Asset Value	$2,191,639
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

Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
There have been no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after June 30, 2025
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$648,507	$203,817	$276,138	$84,933	$83,619
Organization and offering costs	1,179	472	707	—	—
Interest expense(1)	41,746	20,393	16,115	3,818	1,420
Ground leases(2)	17,622	186	567	776	16,093
Total	$709,054	$224,868	$293,527	$89,527	$101,132
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on both the Credit Facility and note payable for the six months ended June 30, 2025 was 5.78%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of June 30, 2025, the outstanding principal balance of our variable rate indebtedness was $408.9 million and consisted of our Revolving Facility, DDTL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the six months ended June 30, 2025, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.2 million.
Certain of our mortgage loans are variable and indexed to three-month Copenhagen Interbank Offered Rate ("CIBOR"). We have executed interest rate swaps with an aggregate notional amount of 142,452 Danish kroner as of June 30, 2025 to hedge the risk of increasing interest rates. For the six months ended June 30, 2025, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of June 30, 2025. As of June 30, 2025, the fair value of our interest rate contract liability was $0.7 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of June 30, 2025.

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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
April 2025	—	$—
May 2025	—	$—
June 2025	—	$—
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
During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2025	1,601,444	0.8496%	11.63	1,601,444	—
May 2025	1,583,383	0.8437%	11.57	1,583,383	—
June 2025	2,067,589	1.1081%	11.57	2,067,589	—
	5,252,416	N/M	$11.59	5,252,416	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

4.1	Second Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

10.1
Second Amendment to Amended and Restated Credit Agreement dated August 16, 2024 (filed as Exhibit 10.1 to the Registrant's Exhibits-Only Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed on July 16, 2025 and incorporated herein by reference).

10.2
Third Amendment to Amended and Restated Credit Agreement dated June 13, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2025 and incorporated herein by reference).

10.3	Amended and Restated Limited Partnership Agreement dated May 28, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

10.4	Second Amended and Restated Advisory Agreement, dated May 28, 2025 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

10.5	DST Dealer Manager Agreement, dated May 28, 2025 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2025