Form 10-Q
period 2025-09-30
Nuveen Global Cities REIT, Inc.
filed 2025-11-14
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
As of November 14, 2025, there were 13,572,613 outstanding shares of Class T common stock, 48,271,879 outstanding shares of Class S common stock, 7,464,059 outstanding shares of Class D common stock, 107,715,051 outstanding shares of Class I common stock and 24,303,768 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,814,896	$1,740,714
Investment in commercial mortgage loans, at fair value	356,547	370,172
Investment in real estate debt, at fair value	130,504	103,886
Investments in international affiliated funds	117,180	109,056
Investments in real estate-related securities, at fair value	104,422	103,536
Intangible assets, net	77,320	83,154
Cash and cash equivalents	34,541	22,545
Restricted cash	75,801	33,219
Other assets, net	41,248	30,695
Total assets	$2,752,459	$2,596,977
Liabilities and Equity
Credit facility	$341,590	$307,000
Mortgages payable, net	237,743	209,482
Loan participations, at fair value	174,343	172,920
Note payable, at fair value	71,750	71,860
Accounts payable, accrued expenses, and other liabilities	91,722	63,941
Due to affiliates	43,742	45,530
Intangible liabilities, net	32,945	32,695
Subscriptions received in advance	74,883	32,315
Distributions payable	10,048	9,585
Total liabilities	1,078,766	945,328
Redeemable non-controlling interest	318	277
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 13,866,587 and 15,604,828 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	140	157
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 47,627,085 and 45,353,119 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	478	454
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,474,056 and 7,201,157 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	75	72
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 99,399,249 and 87,034,811 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	994	870
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 24,722,880 and 29,730,608 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	247	297
Additional paid-in capital	2,214,783	2,122,792
Accumulated deficit and cumulative distributions	(556,800)	(468,890)
Accumulated other comprehensive income (loss)	2,501	(8,002)
Total stockholders’ equity	1,662,543	1,647,875
Non-controlling interests	10,832	3,497
Total equity	1,673,375	1,651,372
Total liabilities and equity	$2,752,459	$2,596,977
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$46,827	$44,216	$137,516	$133,080
Income from commercial mortgage loans	6,658	7,871	20,824	23,252
Total revenues	53,485	52,087	158,340	156,332
Expenses
Rental property operating	16,770	16,075	48,252	47,573
General and administrative	2,335	1,970	6,741	6,375
Advisory fee due to affiliate	7,815	7,434	22,893	22,298
Depreciation and amortization	20,315	20,061	60,628	59,818
Total expenses	47,235	45,540	138,514	136,064
Other income (expense)
Realized and unrealized gain from real estate-related securities	3,353	14,910	3,654	12,080
Realized and unrealized gain from real estate debt	181	508	382	2,528
Realized gain on sale of real estate investments	—	—	—	15
Gain (loss) from equity investments in unconsolidated international affiliated funds	3,380	(1,718)	1,683	(4,347)
Unrealized gain on commercial mortgage loans	1,145	846	722	787
Unrealized gain (loss) from interest rate derivatives	1	(394)	52	(339)
Unrealized (loss) gain on note payable	(110)	(70)	110	105
Interest income	2,444	1,980	7,171	5,651
Interest expense	(11,134)	(11,610)	(33,133)	(33,756)
Total other (expense) income	(740)	4,452	(19,359)	(17,276)
Net income	$5,510	$10,999	$467	$2,992
Net income (loss) attributable to non-controlling interests	11	(6)	25	(20)
Net income attributable to preferred stock	4	4	11	11
Net income attributable to common stockholders	$5,495	$11,001	$431	$3,001
Net income per share of common stock - basic and diluted	$0.03	$0.06	$—	$0.02
Weighted-average shares of common stock outstanding, basic and diluted	192,365,816	179,266,470	189,564,000	178,873,081

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,510	$10,999	$467	$2,992
Other comprehensive income (loss):
Foreign currency translation adjustment	(808)	3,163	10,503	570
Comprehensive income	4,702	14,162	10,970	3,562
Comprehensive income (loss) attributable to non-controlling interests	11	(6)	25	(20)
Comprehensive income attributable to preferred stock	4	4	11	11
Comprehensive income attributable to common stockholders	$4,687	$14,164	$10,934	$3,571
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended September 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2025	$125	$144	$469	$71	$949	$272	$2,184,318	$(532,408)	$3,309	$1,657,249	$4,004	$1,661,253
Common stock issued (a)	—	(2)	15	5	62	—	91,212	—	—	91,292	—	91,292
Distribution reinvestment	—	1	3	—	8	—	13,317	—	—	13,329	—	13,329
Common stock repurchased	—	(3)	(9)	(1)	(25)	(25)	(74,114)	—	—	(74,177)	—	(74,177)
Amortization of restricted stock grants	—	—	—	—	—	—	153	—	—	153	—	153
Net income	4	—	—	—	—	—	—	5,495	—	5,499	11	5,510
Distributions on common stock	—	—	—	—	—	—	—	(29,887)	—	(29,887)	—	(29,887)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	6,911	6,911
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(94)	(94)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(808)	(808)	—	(808)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(103)	—	—	(103)	—	(103)
Balance at September 30, 2025	$125	$140	$478	$75	$994	$247	$2,214,783	$(556,800)	$2,501	$1,662,543	$10,832	$1,673,375

Three Months Ended September 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2024	$125	$165	$449	$71	$793	$297	$2,036,007	$(418,340)	$(5,140)	$1,614,427	$3,623	$1,618,050
Common stock issued (a)	—	(1)	10	1	50	—	70,745	—	—	70,805	—	70,805
Distribution reinvestment	—	1	3	1	6	—	12,506	—	—	12,517	—	12,517
Common stock repurchased	—	(2)	(10)	(2)	(22)	—	(42,615)	—	—	(42,651)	—	(42,651)
Amortization of restricted stock grants	—	—	—	—	—	—	91	—	—	91	—	91
Net income (loss)	3	—	—	—	—	—	—	11,002	—	11,005	(6)	10,999
Distributions on common stock	—	—	—	—	—	—	—	(28,384)	—	(28,384)	—	(28,384)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Distributions on Series A preferred stock	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,163	3,163	—	3,163
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	54	—	—	54	—	54
Balance at September 30, 2024	$125	$163	$452	$71	$827	$297	$2,076,788	$(435,722)	$(1,977)	$1,641,024	$3,540	$1,644,564

(a) Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Nine Months Ended September 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31,2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common stock issued (a)	—	(14)	46	5	188	—	257,984	—	—	258,209	—	258,209
Distribution reinvestment	—	3	9	1	21	—	38,982	—	—	39,016	—	39,016
Common stock repurchased	—	(6)	(31)	(3)	(85)	(50)	(205,193)	—	—	(205,368)	—	(205,368)
Amortization of restricted stock grants	—	—	—	—	—	—	259	—	—	259	—	259
Net income	11	—	—	—	—	—	—	431	—	442	25	467
Distributions on common stock	—	—	—	—	—	—	—	(88,341)	—	(88,341)	—	(88,341)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	7,485	7,485
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(175)	(175)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10,503	10,503	—	10,503
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(41)	—	—	(41)	—	(41)
Balance at September 30, 2025	$125	$140	$478	$75	$994	$247	$2,214,783	$(556,800)	$2,501	$1,662,543	$10,832	$1,673,375

Nine Months Ended September 30, 2024
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common stock issued (a)	—	3	32	3	128	—	195,718	—	—	195,884	—	195,884
Distribution reinvestment	—	3	9	2	19	—	38,115	—	—	38,148	—	38,148
Common stock repurchased	—	(10)	(35)	(7)	(132)	—	(216,016)	—	—	(216,200)	—	(216,200)
Amortization of restricted stock grants	—	—	—	—	—	—	197	—	—	197	—	197
Net income (loss)	11	—	—	—	—	—	—	3,001	—	3,012	(20)	2,992
Distributions on common stock	—	—	—	—	—	—	—	(86,780)	—	(86,780)	—	(86,780)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(262)	(262)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	570	570	—	570
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	75	—	—	75	—	75
Balance at September 30, 2024	$125	$163	$452	$71	$827	$297	$2,076,788	$(435,722)	$(1,977)	$1,641,024	$3,540	$1,644,564
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net gain	$467	$2,992
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,628	59,818
Unrealized gain on changes in fair value of real estate-related securities	(598)	(8,882)
Realized loss (gain) on sale of real estate-related securities	2	(330)
Unrealized gain on changes in fair value of real estate debt	(217)	(2,930)
Realized (gain) loss on sale of real estate debt	(165)	402
Unrealized gain on changes in fair value of note payable	(110)	(105)
Unrealized gain on changes in fair value of commercial mortgage loans	(722)	(787)
Unrealized (gain) loss on changes in fair value of interest rate derivatives	(52)	339
Realized gain on sale of real estate investments	—	(15)
(Gain) loss from equity investments in unconsolidated international affiliated funds	(1,683)	4,347
Income distributions from equity investments in unconsolidated international affiliated funds	2,436	2,245
Payment-in-kind interest on commercial mortgage loans	(148)	(513)
Straight-line rent adjustment	(1,662)	(1,609)
Amortization of above- and below-market lease intangibles	(3,111)	(2,772)
Amortization of deferred financing costs	379	966
Amortization of mortgage discount	1,323	884
Amortization of restricted stock grants	259	197
Change in assets and liabilities:
Increase in other assets	(8,131)	(926)
Increase in accounts payable, accrued expenses and other liabilities	6,799	244
Net cash provided by operating activities	55,694	53,565
Cash flows from investing activities:
Acquisitions of real estate	(109,876)	—
Origination and fundings of commercial mortgage loans	(1,245)	(21,100)
Proceeds from paydown of commercial mortgage loan	17,163	458
Capital improvements to real estate	(11,552)	(17,294)
Proceeds from sale of real estate investments	—	351
Purchase of real estate-related securities	(57,201)	(48,459)
Proceeds from sale of real estate-related securities	56,813	70,192
Purchases of real estate debt	(65,002)	(24,183)
Proceeds from sale of real estate debt	39,794	25,525
Net cash used in investing activities	(131,106)	(14,510)
Cash flows from financing activities:
Proceeds from issuance of common stock	225,689	170,757
Repurchase of common stock	(185,818)	(221,664)
Offering costs paid	(867)	(819)
Borrowings under credit facility	66,590	75,500
Repayments on credit facility	(32,000)	(33,500)
Borrowings from mortgages payable	25,830	—
Payments on mortgages payable	(1,045)	(358)
Borrowings under note payable	—	2,685
Payment of deferred financing costs	(530)	—
Contributions from non-controlling interests	7,485	—
Payment of offering and organization costs due to affiliate	(716)	(494)
Distributions to preferred stockholders	(11)	(11)
Distributions to non-controlling interests	(175)	(262)
Subscriptions received in advance	74,883	29,842
Distributions	(48,862)	(48,901)
Net cash provided by (used in) financing activities	130,453	(27,225)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(463)	—
Net increase in cash and cash equivalents and restricted cash during the period	54,578	11,830
Cash and cash equivalents and restricted cash, beginning of period	55,764	53,485
Cash and cash equivalents and restricted cash, end of period	$110,342	$65,315

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$34,541	$34,571
Restricted cash	75,801	30,744
Total cash and cash equivalents and restricted cash	$110,342	$65,315

Supplemental disclosures:
Interest paid	$32,571	$33,625
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(399)	$—
Fundings of commercial mortgage loans through increases in loan participations	$—	$386
Paydown of commercial mortgage loans through decrease in loan participations	$—	$(1,374)
Payment-in-kind interest on commercial mortgage loans	$148	$513
Proceeds receivable from sale of real estate debt	$(1,470)	$—
Proceeds receivable from sale of real estate-related securities	$(77)	$—
Accrued purchases of real estate debt	$2,498	$2,509
Accrued purchases of real estate-related securities	$(21)	$—
Non-cash financing activities:
Accrued distributions	$463	$—
Accrued stockholder servicing fees	$(1,072)	$(1,041)
Distribution reinvestments	$39,016	$38,148
Allocation to redeemable non-controlling interests	$41	$(75)
Increases in loan participations through fundings of commercial mortgage loans	$—	$386
Decrease in loan participations through paydown of commercial mortgage loans	$—	$(1,374)
Accrued offering costs	$—	$187
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-252077), the Company registered with the SEC in its follow-on public offering up to $5.0 billion in shares of common stock (the “Follow-on Public Offering”). The Follow-on Public Offering was initially declared effective by the SEC on July 2, 2021 and the Follow-on Public Offering terminated on November 6, 2024.
Pursuant to a Registration Statement on Form S-11 (File No. 333-280368), the Company registered with the SEC in its third public offering up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Third Public Offering" and together with the Initial Public Offering and the Follow-on Public Offering, the “Offerings”). The Third Public Offering was initially declared effective by the SEC on November 6, 2024. In the Third Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
As of September 30, 2025, the Company had received aggregate net proceeds of $2.6 billion from selling shares in the Offerings and unregistered private offerings.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
Included within the Company's consolidated financial statements as of September 30, 2025 is a VIE for which the Company is the primary beneficiary. The entity was established in connection with our DST Program. See additional information on the DST Program in Note 21 - "DST Program". The Company's involvement with this entity is through its majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity, including the Company's equity ownership, does not provide the equity owners voting rights. The Company is considered the primary beneficiary because (i) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the ability to exercise a fair market value purchase option and (ii) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company's variable interests.
The operations of the VIE are funded primarily with cash flows from the master lease between the VIE and a wholly owned subsidiary of the Nuveen OP. The Company has not provided any financial support to the VIE other than the interests described above.
As of September 30, 2025 and December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $95.4 million and $30.5 million, and $47.1 million and $30.1 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Investments in Real Estate-Related Securities
The Company reports its investments in real estate-related securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, are recorded as a component of Realized and Unrealized Gain from Real Estate-Related Securities on the Company’s Consolidated Statements of Operations.
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

Investments in International Affiliated Funds
The Company reports its investments in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, foreign currency translation adjustments, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with GAAP) and is reported as Gain (Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
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
The income from the commercial mortgage loans represents interest income and origination fee income, which is reported as Income from Commercial Mortgage Loans on the Company’s Consolidated Statements of Operations. Unrealized gains and losses are recorded as a component of Unrealized Gain on Commercial Mortgage Loans on the Company’s Consolidated Statements of Operations.
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
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•Level 1—quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
•Level 2—quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
•Level 3—pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$104,422	$—	$—	$104,422	$103,536	$—	$—	$103,536
Investments in real estate debt	—	130,504	—	130,504	—	103,886	—	103,886
Investments in commercial mortgage loans	—	—	356,547	356,547	—	—	370,172	370,172
Total	$104,422	$130,504	$356,547	$591,473	$103,536	$103,886	$370,172	$577,594

Liabilities:
Loan participations	$—	$—	$174,343	$174,343	$—	$—	$172,920	$172,920
Note payable	—	—	71,750	71,750	—	—	71,860	71,860
Interest rate derivatives(1)	—	724	—	724	—	688	—	688
Total	$—	$724	$246,093	$246,817	$—	$688	$244,780	$245,468
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2024	370,172		$172,920		$71,860
Additional fundings	1,392	(a)	—		—
Paydowns	(17,163)		—		—
Net unrealized gain on assets	2,146	(b)	—		—
Net unrealized loss (gain) on liabilities	—		1,423	(b)	(110)
Balance as of September 30, 2025	$356,547		$174,343		$71,750

(a) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(b) Unrealized Gain on Commercial Mortgage Loans of $0.7 million reported on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2025 includes unrealized gain of $2.1 million associated with commercial mortgage loans, net of unrealized loss of $1.4 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of September 30, 2025.

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

(1) Secured Overnight Financing Rate (“SOFR”) as of September 30, 2025 was 4.2%.
(2) Weighted by outstanding principal balance.
As of September 30, 2025, the carrying value of the Company’s Credit Facility approximated fair value. The fair value of the Company’s mortgages payable was $235.7 million and $203.0 million as of September 30, 2025 and December 31, 2024, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Income from Commercial Mortgage Loans — consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. As of September 30, 2025, the Company did not have any nonaccrual mortgage loans.
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
Restricted Cash
As of September 30, 2025, the Company had $75.8 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $74.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of September 30, 2025, the Company had six active TRSs: two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of certain commercial mortgage loans, one domestic TRS for self-storage, nonrental-related business, and one domestic TRS for transactions related to the DST Program. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three and nine months ended September 30, 2025, the Company incurred federal income tax expense related to the TRSs of $0.1 million and $0.3 million, respectively. Luxembourg tax imposed on the Luxembourg TRS is not material for the three and nine months ended September 30, 2025.

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
Deferred Taxes
As of September 30, 2025, the Company had a deferred tax liability of $2.4 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on October 31, 2021. As of September 30, 2025, the Company had reimbursed the Advisor $3.6 million of such expenses.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $1.0 million and $1.7 million remained outstanding as of September 30, 2025 and December 31, 2024, respectively. These organization and offering expenses are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and nine months ended September 30, 2025, the Company charged $0.6 million and $0.9 million, respectively, in offering costs to equity. For the three and nine months ended September 30, 2024, the Company charged $0.4 million and $1.0 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of the Company’s wholly owned assets located in foreign jurisdictions are measured using the local currency as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income has been translated using the weighted-average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The financial position and results of operations of ECF are measured using the local currency (Euro) as the functional currency and are translated into U.S. dollars for purposes of recording the related activity under the equity method of accounting. Net income, which includes the Company’s allocable share of ECF’s income and expense, realized gains and losses, foreign currency translation adjustments and unrealized appreciation or depreciation, has been translated using the weighted-average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.
The resulting translation gain and loss adjustments are recorded directly as a separate component of Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss) and as Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statements of Changes in Equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive (loss) income of $(0.8) million and $10.5 million for the three and nine months ended September 30, 2025, respectively. Foreign currency translation adjustments resulted in other comprehensive income of $3.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.
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
Earnings per Share
Basic net income per share of common stock is determined by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All classes of common stock are allocated net income at the same rate per share. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.
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

Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Building and building improvements	$1,689,736	$1,607,599
Land and land improvements	362,150	324,514
Furniture, fixtures and equipment	17,131	16,071
Total	2,069,017	1,948,184
Accumulated depreciation	(254,121)	(207,470)
Investments in real estate, net	$1,814,896	$1,740,714
For the three and nine months ended September 30, 2025, depreciation expense was $15.6 million and $46.4 million, respectively. For the three and nine months ended September 30, 2024, depreciation expense was $15.2 million and $44.8 million, respectively.
Acquisitions
During the nine months ended September 30, 2025, the Company acquired one industrial property, one grocery-anchored retail property, and two multifamily properties.
The following table provides details of the properties acquired during the nine months ended September 30, 2025 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands) /Units (2)
Industrial	30,131	1	1	265 Sq. Ft.
Grocery-anchored retail	34,852	1	1	107 Sq. Ft.
Multifamily	45,483	2	2	86 Units
	$110,466	4	4
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
(2) Multifamily sector reflects the number of units instead of square feet for the acquisition.
The intangible assets and liabilities acquired during the nine months ended September 30, 2025 had a weighted-average amortization period of 6.30 years and 9.04 years, respectively, as of the acquisition date.
Dispositions
The Company did not have any dispositions related to properties during the nine months ended September 30, 2025.
The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2025 ($ in thousands):

Nine Months Ended September 30, 2025
Building and building improvements	$70,181
Land and land improvements	36,721
Furniture, fixtures and equipment	362
In-place lease intangible assets	6,212
Below-market lease intangible liabilities	(4,704)
Above-market lease intangible liabilities	72
Leasing commissions	1,103
Other intangibles	520
Total purchase price	$110,467

Note 4. Investments in Real Estate-Related Securities
As of September 30, 2025 and December 31, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Company’s Investments in Real Estate-Related Securities, at Fair Value ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$103,536
Additions	57,180
Disposals	(56,890)
Unrealized gain	598
Realized loss	(2)
Ending balance as of September 30, 2025	$104,422
The following table summarizes the components of Realized and Unrealized Gain from Real Estate-Related Securities ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain	$2,354	$12,532	$598	$8,882
Realized (loss) gain	(61)	1,511	(2)	330
Dividend income	1,060	867	3,058	2,868
Total	$3,353	$14,910	$3,654	$12,080
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt, at Fair Value ($ in thousands):

	September 30, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.20%	1/17/2043	$25,115	$24,087	$22,774
CMBS - Floating	6.61%	1/28/2039	108,719	107,823	107,730
Total	6.35%	10/27/2039	$133,834	$131,910	$130,504

	December 31, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.53%	6/6/2042	$23,258	$21,761	$20,403
CMBS - Floating	6.97%	1/1/2038	85,402	83,747	83,483
Total	6.45%	12/13/2038	$108,660	$105,508	$103,886
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt, at Fair Value ($ in thousands):

	September 30, 2025			December 31, 2024
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$42,583	$42,979	32.9%	$32,193	$32,760	31.5%
Multifamily	31,108	30,869	23.6%	23,141	22,865	22.0%
Hotel	22,764	22,789	17.4%	10,178	10,215	9.8%
Retail	11,054	11,176	8.6%	9,955	10,150	9.8%
Diversified	7,443	7,253	5.6%	9,090	8,798	8.5%
Office	8,917	8,293	6.4%	8,823	7,716	7.4%
Manufactured Housing	1,234	1,238	0.9%	4,730	4,820	4.6%
Life Science	1,474	1,414	1.1%	3,065	2,962	2.9%
Net Lease	2,687	1,797	1.4%	2,687	1,912	1.8%
Self-Storage	2,646	2,696	2.1%	1,646	1,688	1.7%
Total	$131,910	$130,504	100.0%	$105,508	$103,886	100.0%
The following table details the credit rating of the Company’s Investments in Real Estate Debt, at Fair Value ($ in thousands):

	September 30, 2025			December 31, 2024
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$7,878	$7,900	6.1%	$3,032	$3,053	2.9%
AA	17,880	18,125	13.9%	13,564	13,629	13.1%
A	45,598	45,886	35.2%	28,025	28,041	27.0%
BBB	48,991	49,460	37.9%	49,058	49,455	47.6%
BB	6,253	4,816	3.7%	5,504	4,483	4.4%
B	1,198	1,064	0.8%	2,213	2,097	2.0%
CCC	4,112	3,253	2.4%	4,112	3,128	3.0%
Total	$131,910	$130,504	100.0%	$105,508	$103,886	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Company’s Investments in Real Estate Debt, at Fair Value ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$103,886
Additions	67,500
Disposals	(41,264)
Unrealized gain	217
Realized gain	165
Ending balance as of September 30, 2025	$130,504

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
The Company invested $79 million (€70 million) and had a 6.6% ownership in ECF as of September 30, 2025.
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
The following table summarizes the Investments in International Affiliated Funds from ECF ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$58,596
Income distributions	(1,556)
Income from equity investment in unconsolidated international affiliated fund	2,107
Foreign currency translation adjustment	8,877
Ending balance as of September 30, 2025	$68,024
Income from Investments in International Affiliated Funds from ECF for the three and nine months ended September 30, 2025 was $0.9 million and $2.1 million, respectively. Loss from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the three and nine months ended September 30, 2024 was $(0.2) million and $(3.4) million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.2% ownership in APCF as of September 30, 2025. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Company’s Investments in International Affiliated Funds from APCF ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$50,460
Income distributions	(880)
Loss from equity investment in unconsolidated international affiliated fund	(424)
Ending balance as of September 30, 2025	$49,156
Income (Loss) from Investments in International Affiliated Funds from APCF for the three and nine months ended September 30, 2025 was $2.5 million and $(0.4) million, respectively. Loss from Investments in International Affiliated Funds from APCF for the three and nine months ended September 30, 2024, was $(1.4) million and $(0.9) million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Company’s Investments in Commercial Mortgage Loans, at Fair Value as of September 30, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$58,270
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,470
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$65,113
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,704
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,200
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$24,360
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2026	Interest only	$51,432	$51,432	$50,960
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2026	Interest only	$17,144	$17,144	$16,620
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,850	$20,850
Total									$360,955	$356,547
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
For the three and nine months ended September 30, 2025, the Company had unrealized gains on its commercial mortgage loans of $1.1 million and $0.7 million, respectively. For the three and nine months ended September 30, 2024, the Company had unrealized gains on its commercial mortgage loans of $0.8 million and $0.8 million, respectively.
For the three and nine months ended September 30, 2025, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $6.7 million and $20.8 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $7.9 million and $23.3 million, respectively.
The following table summarizes the Company’s investments in Commercial Mortgage Loans, at Fair Value ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$370,172
Additional fundings (1)	1,392
Paydowns	(17,163)
Net unrealized gain (2)	2,146
Ending balance as of September 30, 2025	$356,547
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Gain on Commercial Mortgage Loans of $0.7 million reported on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2025 includes unrealized gain of $2.1 million associated with commercial mortgage loans, net of unrealized losses of $1.4 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s Intangible Assets, Net and Intangible Liabilities, Net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$105,354	$99,107
Above-market lease intangibles	13,102	13,030
Leasing commissions	51,108	48,227
Other intangibles	18,687	18,048
Total intangible assets	188,251	178,412
Accumulated amortization:
In-place lease intangibles	(68,914)	(60,964)
Above-market lease intangibles	(6,061)	(4,717)
Leasing commissions	(25,427)	(20,959)
Other intangibles	(10,529)	(8,618)
Total accumulated amortization	(110,931)	(95,258)
Intangible assets, net	$77,320	$83,154
Intangible liabilities:
Below-market lease intangibles	$(56,460)	$(51,755)
Accumulated amortization	23,515	19,060
Intangible liabilities, net	$(32,945)	$(32,695)
For the three and nine months ended September 30, 2025, amortization expense relating to intangible assets was $5.2 million and $15.6 million, respectively, which includes above-market lease amortization of $0.4 million and $1.3 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations. For the three and nine months ended September 30, 2024, amortization expense relating to intangible assets was $5.3 million and $16.4 million, respectively, which includes above-market lease amortization of $0.5 million and $1.4 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.5 million and $4.5 million, respectively, for the three and nine months ended September 30, 2025. Income from the amortization of below-market lease intangibles was $1.4 million and $4.2 million, respectively, for the three and nine months ended September 30, 2024.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2025 (remaining)	2,949	498	1,630	982	(1,649)
2026	7,202	1,779	5,110	1,685	(5,150)
2027	7,655	1,730	5,204	1,750	(5,278)
2028	5,211	1,497	3,990	1,201	(4,228)
2029	3,732	72	2,707	730	(3,185)
Thereafter	9,691	1,465	7,040	1,810	(13,455)
Total	$36,440	$7,041	$25,681	$8,158	$(32,945)

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
The following table summarizes the Loan Participations, at Fair Value as of September 30, 2025 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$58,270
Panorama House	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$65,113
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2026	Interest only	$51,432	$51,432	$50,960
Total								$176,319	$174,343
The following table shows the Company’s Loan Participations, at Fair Value ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$172,920
Net unrealized loss	1,423
Ending balance as of September 30, 2025	$174,343
For the three and nine months ended September 30, 2025, the Company recognized interest expense related to its loan participations of $2.7 million and $8.1 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the three and nine months ended September 30, 2024, the Company recognized interest expense related to its loan participations of $3.1 million and $9.2 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
Note 10. Credit Facility
On October 24, 2018, the Company has been party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”).
On February 17, 2023, the Credit Agreement was amended to increase the Credit Facility to $455.0 million in aggregate commitments, consisting of a $321.0 million Revolving Facility (the “Revolving Facility”), and a senior delayed draw term loan facility in the aggregate amount of up to $134.0 million (the “TL Facility”), with an accordion feature that may increase aggregate commitments to up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% (“Adjusted Term SOFR”), plus applicable margin under the existing margin, with all other terms remaining the same.
On June 13, 2025, the Credit Agreement was amended to account for the DST Program whereby the Operating Partnership’s affiliates (which may include certain of the Operating Partnership’s subsidiaries which are guarantors of the obligations under the Credit Agreement) will cause the formation of one or more DSTs, which will receive contributions of properties from the Operating Partnership or an affiliate of the Operating Partnership or acquire properties from third parties. In addition, the Company amended the Credit Agreement to allow for properties utilized in the DST Program to be included in the calculation of Total Asset Value (as defined in the Credit Amendment) and the calculation of Unencumbered Asset Value (as defined in the Credit Amendment), which impacts certain financial covenants.
On September 26, 2025, the Credit Agreement was amended to increase the Credit Facility to $665.0 million in aggregate commitments, consisting of a $440.0 million Revolving Facility and a $225.0 million TL Facility, with a $135.0 million accordion feature that may increase the aggregate commitments to up to $800.0 million. The Revolving Facility and TL Facility will mature on September 26, 2028, subject to two one-year extension options held by the Operating Partnership, which include the payment of an extension fee of 0.125% of the aggregate commitment of the respective facility extended. Loans outstanding under the Revolving Facility and TL Facility bear interest, at the Borrower’s option, at either an adjusted base rate or a SOFR rate, plus an applicable margin. For the Revolving Facility, the applicable margin ranges from 0.30% to 0.90% for borrowings at the base rate and 1.30% to 1.90% for borrowings at the SOFR rate based on the total leverage ratio of the Borrower and its subsidiaries. For the TL Facility, the applicable margin ranges from 0.25% to 0.85% for borrowings at the base rate and 1.25% to 1.85% for borrowings at the SOFR rate based on the total leverage ratio of the Borrower and its subsidiaries. Additionally, for the Revolving Facility, there is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The TL Facility is fully disbursed as of September 30, 2025.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2025	December 31, 2024
Revolving Facility	S+applicable margin(1)	September 26, 2028	$440,000	$116,590	$173,000
TL Facility	S+applicable margin(2)	September 26, 2028	225,000	225,000	134,000
Credit Facility			$665,000	$341,590	$307,000
(1) The weighted-average interest rates for the three and nine months ended September 30, 2025 for the Revolving Facility were 5.82% and 5.77%, respectively.
(2) The weighted-average interest rates for the three and nine months ended September 30, 2025 for the TL Facility were 5.78% and 5.73%, respectively.
As of September 30, 2025, the Company had $341.6 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three and nine months ended September 30, 2025, the Company incurred $5.0 million and $14.4 million, respectively, in interest expense under the Credit Facility. For the three and nine months ended September 30, 2024, the Company incurred $5.0 million and $14.1 million, respectively, in interest expense under the Credit Facility.
As of September 30, 2025, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of September 30, 2025 ($ in thousands):

Year	Credit Facility
2025 (remaining)	—
2026	—
2027	—
2028	341,590
2029	—
Thereafter	—
Total	$341,590
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	67,653	68,721
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	1.86%	03/28/30	18,257	—
Total fixed rate mortgages payable				216,160	198,971
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.70%(1) (2)	12/31/32	29,953	19,785
Total mortgages payable				246,113	218,756
Deferred financing costs, net				(1,263)	(845)
Discount on assumed mortgage notes, net				(7,107)	(8,429)
Mortgages payable, net				$237,743	$209,482
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on July 31, 2025, which fixed the interest rate at 2.85%. See Note 18 for additional detail.
As of September 30, 2025, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three and nine months ended September 30, 2025, the Company incurred $1.7 million and $5.2 million, respectively, in interest expense on mortgages payable. For the three and nine months ended September 30, 2024, the Company incurred $1.5 million and $4.6 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of September 30, 2025 ($ in thousands):

Year	Mortgages Payable
2025 (remaining)	410
2026	54,622
2027	15,569
2028	70,731
2029	14,202
Thereafter	90,579
Total	$246,113
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The note bears interest based on competitive market rates determined at the time of issuance. The note involves leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of September 30, 2025, the Company had one note outstanding with Capital One which matures on April 9, 2026. As of September 30, 2025, the total principal amount of the note was $71.9 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three and nine months ended September 30, 2025 was $1.1 million and $3.3 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and nine months ended September 30, 2024 was $1.5 million and $3.7 million, respectively. The note is collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7.
The following table summarizes the Company’s note payable balance ($ in thousands):

September 30, 2025
Beginning balance as of December 31, 2024	$71,860
Net unrealized gain	(110)
Ending balance as of September 30, 2025	$71,750
The following table presents the future principal payments due under the note payable as of September 30, 2025 ($ in thousands):

Year	Note Payable(1)
2025 (remaining)	—
2026	71,947
2027	—
2028	—
2029	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rates on the note payable for the three and nine months ended September 30, 2025 were 6.11% and 6.04% respectively.

Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets, Net ($ in thousands):

	September 30, 2025	December 31, 2024
Straight-line rent receivable	$16,973	$15,311
Receivables	9,989	6,374
Prepaid expenses	4,523	3,175
Right-of-use asset – finance leases	2,354	2,396
Right-of-use asset – operating lease	2,000	2,027
Deferred financing costs on Credit Facility, net	4,494	267
Other	915	1,145
Total	$41,248	$30,695
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities
($ in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$15,332	$13,327
Common stock repurchases	34,265	14,715
Real estate taxes payable	13,288	8,099
Tenant security deposits	7,424	6,871
Prepaid rental income	6,392	6,807
Lease liability – finance leases	2,512	2,517
Deferred tax liability	2,441	2,188
Accrued interest expense	2,252	2,068
Lease liability – operating lease	2,207	2,186
Other	5,609	5,163
Total	$91,722	$63,941
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
As of September 30, 2025 and December 31, 2024, the Company had accrued advisory fees of $2.2 million and $2.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company incurred advisory fee expenses of $6.3 million and $18.3 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred advisory fee expenses of $5.9 million and $17.6 million, respectively.

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
As of both September 30, 2025 and December 31, 2024, the Company recorded Redeemable Non-Controlling Interest of $0.3 million on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For both the three and nine months ended September 30, 2025, the Company incurred less than $0.1 million, attributable to Nuveen RE PMS.
On August 13, 2025, the Company entered into an agreement with an affiliate of the Advisor, for the purpose of the renewal and expansion of the lease for tenant Allegheny Health Network at the Federal North property, which is part of the Project Sullivan healthcare portfolio. Nuveen will receive a leasing commission of approximately 1.14% of the total gross rent due. As of September 30, 2025, no fees have been recorded related to this transaction.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended September 30, 2025 ($ in thousands):

Service provided	Sparrow	NexCore	MyPlace
Property and project management services	$—	$24	$10
Acquisition and asset management services	—	—	49
Total	$—	$24	$59

The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended September 30, 2024 ($ in thousands):

Service provided	Sparrow	NexCore	MyPlace
Property and project management services	$—	$94	$10
Acquisition and asset management services	—	—	49
Accounting, construction and leasing services	—	103	—
Total	$—	$197	$59
The following table is a summary of the Company's affiliated service providers and the fees incurred by the Company to those service providers for the nine months ended September 30, 2025 ($ in thousands):

Service provided	Sparrow	NexCore	MyPlace
Property and project management services	$—	$153	$29
Acquisition and asset management services	—	—	146
Total	$—	$153	$175
The following table is a summary of the Company's affiliated service providers and the fees incurred by the Company to those service providers for the nine months ended September 30, 2024 ($ in thousands):

Service provided	Sparrow	NexCore	MyPlace
Property and project management services	$378	$362	$28
Acquisition and asset management services	220	—	145
Accounting, construction and leasing services	—	187	—
Total	$598	$549	$173

Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and nine months ended September 30, 2025, the Company incurred stockholder servicing fees of $1.6 million and $4.6 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred stockholder servicing fees of $1.6 million and $4.7 million, respectively. As of September 30, 2025, the Company had accrued approximately $42.8 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the last month of the reporting period.
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

Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued stockholder servicing fees(1)	$42,781	$43,853
Advanced organization and offering expenses	961	1,677
Total	$43,742	$45,530
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
The Operating Partnership will pay the Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option (as defined below) in exchange for DST Interests or specific DST Properties and only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating intermediary that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. All or a portion of the upfront sales commissions and ongoing investor servicing fees may be reallowed to participating intermediaries, as set forth in the applicable agreement between the Dealer Manager and such participating intermediary. For the three and nine months ended September 30, 2025, no material expense was incurred for investor servicing fees.
The Company currently receives an organizational and offering expense reimbursement of 1.0% of DST Interests sold. For the three and nine months ended September 30, 2025, the Company earned organizational and offering expense reimbursement fees of $0.1 million and $0.1 million, respectively.
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
As of September 30, 2025, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 6% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.

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
Rental income is recognized on a straight-line basis. The following table summarizes the components of Rental Income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rental Income	2025	2024	2025	2024
Fixed lease payments	$35,765	$34,306	$105,808	$103,235
Variable lease payments	9,178	8,418	26,934	25,463
Straight-line rental income	848	585	1,662	1,609
Net increase to rental income related to above and below market lease amortization	1,036	907	3,112	2,773
Total	$46,827	$44,216	$137,516	$133,080
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals as of September 30, 2025 are as follows ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	23,945
2026	88,229
2027	76,561
2028	61,883
2029	50,061
Thereafter	199,260
Total	$499,939
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of September 30, 2025, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
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

The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	September 30, 2025	December 31, 2024
Right-of-use asset – finance leases	$2,354	$2,396
Right-of-use asset – operating lease	2,000	2,027
Liabilities:
Lease liability – finance leases	2,512	2,517
Lease liability – operating lease	2,207	2,186
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of September 30, 2025, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 36 years and 42 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of September 30, 2025 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2025 (remaining)	$38	$55
2026	161	219
2027	169	219
2028	169	219
2029	169	219
Thereafter	7,431	8,461
Total undiscounted future lease payments	8,137	9,392
Difference between undiscounted cash flows and discounted cash flows	(5,930)	(6,880)
Total lease liability	$2,207	$2,512
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred operating ground lease costs of $0.1 million and $0.2 million for each period. For the three and nine months ended September 30, 2024, the Company incurred operating ground lease costs of $0.1 million and $0.2 million.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on lease liabilities	$53	$53	$159	$160
Amortization of right-of-use assets	14	14	42	42
Total finance lease cost	$67	$67	$201	$202
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	September 30, 2025
Interest Rate Derivatives	Number of instruments	Notional Amount(1)	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	5	DKK 190,428	2.85%	CIBOR	5.25	7/31/2025	12/30/2030
(1) As of September 30, 2025, the Notional Amount translated to $30.0 million USD.
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Liability Position(1)
Derivative financial instrument	September 30, 2025	December 31, 2024
Interest rate swaps – property debt	$724	$688
Total derivative financial instrument	$724	$688
(1) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For both the three and nine months ended September 30, 2025, the Company recorded unrealized gains related to changes in fair value of its derivative financial instruments of less than $0.1 million. For the three and nine months ended September 30, 2024, the Company recorded unrealized losses related to changes in fair value of its derivative financial instruments of $0.4 million and $0.3 million, respectively.
Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of September 30, 2025, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of September 30, 2025, the Company had issued and outstanding 13,866,587 shares of Class T common stock, 47,627,085 shares of Class S common stock, 7,474,056 shares of Class D common stock, 99,399,249 shares of Class I common stock and 24,722,880 shares of Class N common stock.

The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
June 30, 2025	14,293	46,889	7,026	94,836	27,234	190,278
Common Stock Issued(1)	(198)	1,432	463	6,296	—	7,993
Distribution Reinvestment	83	313	48	720	—	1,164
Vested Stock Grant	—	—	—	24	—	24
Common Stock Repurchased	(312)	(1,007)	(63)	(2,477)	(2,511)	(6,370)
September 30, 2025	13,866	47,627	7,474	99,399	24,723	193,089

	Nine Months Ended September 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2024	15,605	45,353	7,201	87,035	29,731	184,925
Common Stock Issued(1)	(1,354)	4,552	429	18,782	—	22,409
Distribution Reinvestment	255	914	144	2,078	—	3,391
Vested Stock Grant	—	—	—	26	—	26
Common Stock Repurchased	(640)	(3,192)	(300)	(8,522)	(5,008)	(17,662)
September 30, 2025	13,866	47,627	7,474	99,399	24,723	193,089
(1) Common stock issued includes conversions between share classes.
TIAA purchased $300.0 million in shares of the Company’s Class N common stock (less the $200,000 initial capitalization) through its wholly owned subsidiary. TIAA may submit its shares for repurchase; provided, that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for TIAA to submit for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the three and nine months ended September 30, 2025, the Company repurchased a total of 2,510,460 and 5,007,729 of TIAA's Class N shares for $30.0 million and $60.0 million, respectively, pursuant to the terms described above.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of September 30, 2025 and December 31, 2024, the Company had accrued $10.0 million and $9.6 million, respectively. For the three and nine months ended September 30, 2025, the Company declared and paid distributions of $29.7 million and $87.9 million, respectively. For the three and nine months ended September 30, 2024, the Company declared and paid distributions of $28.4 million and $87.0 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1939 and $0.5818 per share for the three and nine months ended September 30, 2025, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the net distribution for each of the Company’s share classes:

	Three Months Ended September 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	0.1939	0.1939	0.1939	0.1939	0.1939
Advisory fee per share of common stock	(0.0346)	(0.0341)	(0.0346)	(0.0345)	(0.0187)
Stockholder servicing fee per share of common stock	(0.0240)	(0.0245)	(0.0073)	—	—
Net distribution per share of common stock	$0.1353	$0.1353	$0.1520	$0.1594	$0.1752

	Nine Months Ended September 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5818	$0.5818	$0.5818	$0.5818	$0.5818
Advisory fee per share of common stock	(0.1034)	(0.1021)	(0.1036)	(0.1032)	(0.0560)
Stockholder servicing fee per share of common stock	(0.0730)	(0.0730)	(0.0211)	—	—
Net distribution per share of common stock	$0.4054	$0.4067	$0.4571	$0.4786	$0.5258

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

For the three and nine months ended September 30, 2025, the Company repurchased shares of its common stock for $74.2 million and $205.4 million, respectively. For the three and nine months ended September 30, 2024, the Company repurchased shares of its common stock for $42.7 million and $216.2 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2025.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of September 30, 2025 and December 31, 2024, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.3 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following table sets forth the financial position by segment ($ in thousands):

	September 30, 2025	December 31, 2024
Industrial	$560,324	$540,374
Healthcare	423,251	440,182
Multifamily	361,753	315,799
Retail	290,130	258,614
Single-Family Housing	138,993	142,490
Office	107,955	109,948
Self-Storage	56,843	57,722
Commercial Mortgage Loans	356,547	370,172
Real Estate-Related Securities (1)	234,926	207,422
International Affiliated Funds	117,180	109,056
Other (Corporate)	104,557	45,198
Total assets	$2,752,459	$2,596,977
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$13,990	$11,128	$8,312	$6,234	$2,853	$3,225	$1,085	$—	$—	$—	$—	$46,827
Income from commercial mortgage loans	—	—	—	—	—	—	—	6,658	—	—	—	6,658
Total segment revenues	13,990	11,128	8,312	6,234	2,853	3,225	1,085	6,658	—	—	—	53,485
Expenses:
Property operating	3,835	4,019	3,738	1,783	1,536	1,115	744	—	—	—	—	16,770
Total segment expenses	3,835	4,019	3,738	1,783	1,536	1,115	744	—	—	—	—	16,770
Realized and unrealized gain from real estate-related securities									3,353			3,353
Realized and unrealized gain from real estate debt									181			181
Gain from equity investments in unconsolidated international affiliated funds										3,380		3,380
Unrealized gain on commercial mortgage loans								1,145				1,145
Segment net operating income	$10,155	$7,109	$4,574	$4,451	$1,317	$2,110	$341	$7,803	$3,534	$3,380	$—	$44,774
Depreciation and amortization	(5,967)	(5,909)	(2,562)	(2,734)	(1,264)	(1,455)	(424)	—	—	—	—	(20,315)
Unrealized loss on note payable											(110)	(110)
Unrealized gain from interest rate derivative											1	1
General and administrative expenses											(2,335)	(2,335)
Advisory fee due to affiliates											(7,815)	(7,815)
Interest income											2,444	2,444
Interest expense											(11,134)	(11,134)
Net income												$5,510
Net income attributable to non-controlling interests												11
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$5,495
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,592	$11,257	$7,996	$4,690	$2,802	$3,757	$1,122	$—	$—	$—	$—	$44,216
Income from commercial mortgage loans	—	—	—	—	—	—	—	7,871	—	—	—	7,871
Total segment revenues	12,592	11,257	7,996	4,690	2,802	3,757	1,122	7,871	—	—	—	52,087
Expenses:
Property operating	3,845	3,939	3,525	1,424	1,496	1,054	792	—	—	—	—	16,075
Total segment expenses	3,845	3,939	3,525	1,424	1,496	1,054	792	—	—	—	—	16,075
Realized and unrealized gain from real estate-related securities									14,910			14,910
Realized and unrealized gain from real estate debt									508			508
Loss from equity investments in unconsolidated international affiliated funds										(1,718)		(1,718)
Unrealized gain on commercial mortgage loans								846				846
Segment net operating income	$8,747	$7,318	$4,471	$3,266	$1,306	$2,703	$330	$8,717	$15,418	$(1,718)	$—	$50,558
Depreciation and amortization	(5,738)	(6,337)	(2,534)	(2,134)	(1,065)	(1,835)	(418)	—	—	—	—	(20,061)
Unrealized loss on note payable											(70)	(70)
Unrealized loss from interest rate derivatives											(394)	(394)
General and administrative expenses											(1,970)	(1,970)
Advisory fee due to affiliates											(7,434)	(7,434)
Interest income											1,980	1,980
Interest expense											(11,610)	(11,610)
Net income												$10,999
Net loss attributable to non-controlling interests												(6)
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$11,001
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$39,843	$33,545	$24,389	$18,041	$8,506	$9,986	$3,206	$—	$—	$—	$—	$137,516
Income from commercial mortgage loans	—	—	—	—	—	—	—	20,824	—	—	—	20,824
Total segment revenues	39,843	33,545	24,389	18,041	8,506	9,986	3,206	20,824	—	—	—	158,340
Expenses:
Property operating	11,021	12,269	10,246	5,133	4,118	3,383	2,082	—	—	—	—	48,252
Total segment expenses	11,021	12,269	10,246	5,133	4,118	3,383	2,082	—	—	—	—	48,252
Realized and unrealized gain from real estate-related securities									3,654			3,654
Realized and unrealized gain from real estate debt									382			382
Gain from equity investments in unconsolidated international affiliated funds										1,683		1,683
Unrealized gain on commercial mortgage loans								722				722
Segment net operating income	$28,822	$21,276	$14,143	$12,908	$4,388	$6,603	$1,124	$21,546	$4,036	$1,683	$—	$116,529
Depreciation and amortization	(17,601)	(17,746)	(7,843)	(7,908)	(3,626)	(4,632)	(1,272)	—	—	—	—	(60,628)
Unrealized gain on note payable											110	110
Unrealized gain from interest rate derivatives											52	52
General and administrative expenses											(6,741)	(6,741)
Advisory fee due to affiliates											(22,893)	(22,893)
Interest income											7,171	7,171
Interest expense											(33,133)	(33,133)
Net income												$467
Net income attributable to non-controlling interests												25
Net income attributable to preferred stock												11
Net income attributable to common stockholders												$431
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$38,206	$33,572	$24,050	$14,277	$8,487	$11,418	$3,070	$—	$—	$—	$—	$133,080
Income from commercial mortgage loans	—	—	—	—	—	—	—	23,252	—	—	—	23,252
Total segment revenues	38,206	33,572	24,050	14,277	8,487	11,418	3,070	23,252	—	—	—	156,332
Expenses:
Property operating	11,707	11,593	10,090	4,312	4,419	3,169	2,283	—	—	—	—	47,573
Total segment expenses	11,707	11,593	10,090	4,312	4,419	3,169	2,283	—	—	—	—	47,573
Realized gain on sale of real estate investments					15							15
Realized and unrealized gain from real estate-related securities									12,080			12,080
Realized and unrealized gain from real estate debt									2,528			2,528
Loss from equity investments in unconsolidated international affiliated funds										(4,347)		(4,347)
Unrealized gain on commercial mortgage loans								787				787
Segment net operating income	$26,499	$21,979	$13,960	$9,965	$4,083	$8,249	$787	$24,039	$14,608	$(4,347)	$—	$119,822
Depreciation and amortization	(17,434)	(18,284)	(7,440)	(6,412)	(3,301)	(5,507)	(1,440)	—	—	—	—	(59,818)
Unrealized gain on note payable											105	105
Unrealized loss from interest rate derivatives											(339)	(339)
General and administrative expenses											(6,375)	(6,375)
Advisory fee due to affiliates											(22,298)	(22,298)
Interest income											5,651	5,651
Interest expense											(33,756)	(33,756)
Net income												$2,992
Net loss attributable to non-controlling interests												(20)
Net income attributable to preferred stock												11
Net income attributable to common stockholders												$3,001
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
The sales of DST Interests are accounted for as sales of equity interests. As of September 30, 2025, the Company has raised $7.4 million related to the DST Program, which is included in Non-Controlling Interests in the Company's Consolidated Balance Sheets.
As of September 30, 2025, the UP Minneapolis Industrial properties are included in the Company's DST Program and are included in Investments in Real Estate, Net in the Company's consolidated financial statements.
Under the master lease, the Company is responsible for leasing the DST Properties to tenants and for covering all costs associated with operating the underlying DST Properties. The rental revenues and operating property expenses associated with the underlying properties are included in the respective line items on the Company's Consolidated Statements of Operations. The net amount the Company receives from the underlying DST Properties may be more or less than the amount the Company pays to the investors in the relevant DST and could fluctuate over time.
Note 22. Subsequent Events
On October 8 2025, the Company received a $21.9 million payoff for the Panorama House mezzanine commercial mortgage loan.
On October 8 2025, the Company originated a $54.2 million floating-rate senior loan to refinance existing debt on a five-property self-storage portfolio with assets located in College Station, Round Rock, Leander, Georgetown, and San Marcos, Texas. In conjunction with the loan origination, the Company received proceeds from the borrower totaling $21.0 million, as part of a refinancing of the existing Sterling Self-Storage commercial mortgage loan discussed in Note 7.

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
Our Registration Statement on Form S-11 (File No. 333-280368) for our third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan (the "Third Public Offering") was declared effective on November 6, 2024. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
Through Nuveen Global Cities REIT OP, LP (“Nuveen OP” or the “Operating Partnership”), we have launched a private placement program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests ("DST interests") in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These DST interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors for a period of one year commencing two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product with potential tax advantages for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in June 2025. As of September 30, 2025, we have raised $7.4 million in net proceeds from the DST program.

Q3 2025 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $29.7 million during the three months ended September 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.56%	5.30%	4.70%	4.77%
Year-to-Date Total Return, without upfront selling commissions	3.00%	2.81%	2.36%	2.40%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	1.28%	(1.21)%	(1.17)%
Inception-to-Date Total Return, without upfront selling commissions	7.43%	7.19%	6.80%	6.45%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.97%	6.25%	5.81%
Capital Activity:
•Raised $104.6 million of gross proceeds during the three months ended September 30, 2025.
•Raised $6.9 million of net proceeds from the DST Program during the three months ended September 30, 2025.
•Satisfied all share repurchase requests, totaling $74.2 million, for the three months ended September 30, 2025.
Acquisition Activity:
•In July 2025, we acquired Telgraekkerne, 26 student living row houses, located in the Naerheden submarket of Copenhagen, Denmark as an add-on to the Casa Norde Portfolio. The purchase price was $13.7 million. The 32,206 square foot property is 100% leased.
•In August 2025, we acquired Henderson Square, a grocery-anchored retail center located in the King of Prussia submarket of Philadelphia, Pennsylvania. The purchase price was $34.5 million. The 107,368 square foot property is 100% leased.
Portfolio
The following charts outline the allocation of our investments based on fair value as of September 30, 2025(1) (2):
(1) Allocation by region/asset type includes property investments we own directly (82%) and investments in our International Affiliated Funds (4%).
(2) RE-Related Securities includes publicly-listed REITs (4%) and CMBS (4%) as shown on our Consolidated Balance Sheets.

The following charts further describe the diversification of our direct investments in real properties based on fair value as of September 30, 2025(3)(4):
(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our directly held properties in Copenhagen, Denmark and Tokyo, Japan.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSP (“ECF”), in which we are currently invested, as of September 30, 2025

European Cities Fund

Current Portfolio as of Q3 2025

Logport, Venlo
CityPark Cross Dock, Vienna
CityPark 1 & 2, Vienna
CityPark 3,4 & 5, Vienna
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Xanadú, Madrid
Meraville Retail Park, Bologna
Kamppi, Helsinki
STAY, Tarragona
STAY, Madrid

Kamppi
Helsinki
Logport
Venlo
Devonshire Sq
London
The Cube
Berlin
Haagsche Zwaan
The Hague
CityPark
Cross Dock
CityPark
Phases 1&2
CityPark
Phases 3,4&5
Meraville,
Bologna
Xanadú
Madrid
STAY Torrejon
Madrid
STAY Tarragona
Barcelona
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, Q3 2025. Portfolio after current transactions are completed.

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of September 30, 2025

Asia Pacific Cities Fund
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

Data Centre, Hong Kong 08

Japan Residential Portfolio III, Tokyo & Osaka 09

Logistics & Data Centre, Seoul 10

Japan Residential Portfolio IV, Tokyo 11

Jeongdong building 12

Source: Nuveen Real Estate, September 2025.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of September 30, 2025:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	94%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	94%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	93%
CASA Nord Portfolio	5	Copenhagen, DK	Dec, 2022	100%	84	Units	100%
Meidaimae Multifamily	1	Tokyo, JP	Mar, 2025	100%	60	Units	100%
Total Multifamily	11				1,438	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	85%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	92%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	95%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	89%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	98%
Mountain View Industrial Center	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Total Industrial	31				5,338	Sq. Ft	96%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	91	Sq. Ft	92%
Henderson Square	1	King of Prussia, PA	Aug, 2025	100%	107	Sq. Ft	100%
Total Retail	8				786	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	90%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	77%
Total Office	3				324	Sq. Ft	90%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	87%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	98%
Total Healthcare	24				1,518	Sq. Ft	95%

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	80%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	85%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	68%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	83%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	85%
Total Self-Storage	5				3,074	Units	81%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	96%
Total Single-Family Housing	383						96%
Total Investment Properties	465						95%
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of September 30, 2025 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	9	$5,493	6%	654	8%
2026	56	10,174	10%	1,087	14%
2027	69	16,041	17%	1,159	15%
2028	63	15,183	16%	1,377	18%
2029	52	6,151	6%	548	7%
2030	57	9,613	10%	608	8%
2031	17	3,039	3%	144	2%
2032	14	10,885	11%	1,119	14%
2033	22	8,998	9%	545	7%
2034	6	1,159	1%	30	—%
Thereafter	16	10,416	11%	481	7%
Total	381	$97,152	100%	7,752	100%
(1) The annualized September 30, 2025 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of September 30, 2025, we had 59 holdings and have invested $97.8 million in securities that are valued at $104.4 million.
The following chart further describes the diversification of our investments in real estate-related securities of September 30, 2025:

By Sector (%)
Net lease
8%
Gaming
3%
Storage
7%
Apartments
8%
Healthcare
18%
Shopping Centers
10%
Tech Infra
17%
Industrial
14%
Other
11%
Office Property
3%
Manufactured Housing
1%
Hotels
1%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments to which they are entitled. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 94%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 7.0% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (31%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 82%) whose base index rate of one-month SOFR is 4.13%, and help to generate a current portfolio yield of approximately 6.40%. As of September 30, 2025, we have invested $131.9 million in CMBS that are valued at $130.5 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of September 30, 2025:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of September 30, 2025, ECF had total equity commitments of $1.3 billion (€1.2 billion), all of which had been called. As of June 30, 2025, ECF had 10 assets with a gross asset value of $1.7 billion (€1.6 billion) and a loan to value (“LTV”) ratio of 39.6%. The ECF portfolio is well diversified and had a balanced country exposure with 22.1% in the United Kingdom, 14.2% in Italy, 13.5% in Spain, 12.5% in Finland, 11.7% in Germany, 10.3% in the Netherlands, 9.0% in Austria, and 6.7% in Denmark. The 12-month net total return and since-inception net total return was 0.7% and 1.6%, respectively, as of June 30, 2025.
Income from equity investments in unconsolidated international affiliated funds from ECF for the three and nine months ended September 30, 2025 was $0.9 million and $2.1 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of September 30, 2025, APCF had total equity commitments of $1.20 billion and had called $1.18 billion of these commitments. As of June 30, 2025, APCF had 12 investments (27 assets) with a gross asset value of $1.7 billion and an LTV ratio of 40.0%. APCF had 30.6% exposure in South Korea, 28.4% in Singapore, 24.7% in Japan, 11.0% in Hong Kong and 5.3% in Australia, resulting in a 12-month total return and a since-inception total return of (1.4)% and 5.6% (foreign exchange-neutral), respectively, as of June 30, 2025.
Gain (loss) from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2025 was $2.5 million and $(0.4) million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of September 30, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$58,270
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$22,470
Panorama House(1)	11/16/2021	Senior	Multifamily	Seattle, WA	SOFR + 165 bps	12/9/2025	Interest only	$66,488	$65,113	$65,113
Panorama House	11/16/2021	Mezzanine	Multifamily	Seattle, WA	SOFR + 597 bps	12/9/2025	Interest only	$22,163	$21,704	$21,704
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,200
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$24,360
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2026	Interest only	$51,432	$51,432	$50,960
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2026	Interest only	$17,144	$17,144	$16,620
Sterling Self-Storage	3/28/2024	Senior	Self-Storage	Various	SOFR + 370 bps	4/9/2027	Interest only	$20,850	$20,850	$20,850
Total										$356,547
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
For the three and nine months ended September 30, 2025, we had unrealized gains on commercial mortgage loans of $1.1 million and $0.7 million, respectively.
For the three and nine months ended September 30, 2025, we recognized interest and loan origination income from our investment in commercial mortgage loans of $6.7 million and $20.8 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the nine months ended September 30, 2025, global markets continued to experience volatility, driven by concerns over persistent inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. However, global real estate values started to show signs of stabilization as total returns for real estate became positive during 2024 and continuing in 2025, driven by consistently positive and stable income returns coupled with modest valuation changes. The ease of inflation has led most developed market central banks to begin to taper interest rates. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
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
Results of Operations
The following table sets forth the results of our operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Revenues
Rental revenue	$46,827	$44,216	$2,611	$137,516	$133,080	$4,436
Income from commercial mortgage loans	6,658	7,871	(1,213)	20,824	23,252	(2,428)
Total revenues	53,485	52,087	1,398	158,340	156,332	2,008
Expenses
Rental property operating	16,770	16,075	695	48,252	47,573	679
General and administrative	2,335	1,970	365	6,741	6,375	366
Advisory fee due to affiliates	7,815	7,434	381	22,893	22,298	595
Depreciation and amortization	20,315	20,061	254	60,628	59,818	810
Total expenses	47,235	45,540	1,695	138,514	136,064	2,450
Other income (expense)
Realized and unrealized gain from real estate-related securities	3,353	14,910	(11,557)	3,654	12,080	(8,426)
Realized and unrealized gain from real estate debt	181	508	(327)	382	2,528	(2,146)
Realized gain on sale of real estate investments	—	—	—	—	15	(15)
Gain (loss) from equity investments in unconsolidated International Affiliated Funds	3,380	(1,718)	5,098	1,683	(4,347)	6,030
Unrealized gain on commercial mortgage loans	1,145	846	299	722	787	(65)
Unrealized gain (loss) from interest-rate derivatives	1	(394)	395	52	(339)	391
Unrealized (loss) gain on note payable	(110)	(70)	(40)	110	105	5
Interest income	2,444	1,980	464	7,171	5,651	1,520
Interest expense	(11,134)	(11,610)	476	(33,133)	(33,756)	623
Total other income (expense)	(740)	4,452	(5,192)	(19,359)	(17,276)	(2,083)
Net income	$5,510	$10,999	$(5,489)	$467	$2,992	$(2,525)
Net income (loss) attributable to non-controlling interests	11	(6)	17	25	(20)	45
Net income attributable to preferred stock	4	4	—	11	11	—
Net income attributable to common stockholders	$5,495	$11,001	$(5,506)	$431	$3,001	$(2,570)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made since the period ended September 30, 2024, our rental revenues and rental property operating expenses for the three and nine months ended September 30, 2025 and 2024 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2025 and 2024 and are further discussed below in “Same Property Results of Operations.”

Income from Commercial Mortgage Loans
During the three months ended September 30, 2025, income from commercial mortgage loans decreased by $(1.2) million, in comparison to the corresponding period in 2024, due to the payoff of Luxe Scottsdale, a decrease in interest rates, and no additional fundings on commercial mortgage loans in 2025. During the nine months ended September 30, 2025, income from commercial mortgage loans decreased by $(2.4) million in comparison to the corresponding period in 2024, attributable to the payoff of Luxe Scottsdale, no origination fee income in the current period, and a decrease in interest rates.
General and Administrative Expenses
During the three and nine months ended September 30, 2025, general and administrative expenses increased by $0.4 million and $0.4 million, respectively, in comparison to the corresponding period in 2024. The increase is primarily attributable to increases in fund administrative fees.
Depreciation and Amortization
During the three and nine months ended September 30, 2025, depreciation and amortization increased by $0.3 million and $0.8 million, respectively, in comparison to the corresponding period in 2024 primarily due to acquisition activity.
Realized and Unrealized Gain from Real Estate-Related Securities
During the three months ended September 30, 2025, realized and unrealized gain from real estate-related securities decreased $11.6 million in comparison to the corresponding period in 2024. For the nine months ended September 30, 2025, realized and unrealized gain from real estate-related securities decreased $8.4 million in comparison to the prior period in 2024. The change was primarily driven by less favorable market conditions.
Realized and Unrealized Gain from Real Estate Debt
During the three months ended September 30, 2025, realized and unrealized gain from real estate debt decreased $0.3 million in comparison to the corresponding period in 2024. During the nine months ended September 30, 2025, realized and unrealized gain from real estate debt decreased $2.1 million, in comparison to the corresponding period in 2024. The change was primarily due to fair value adjustments driven by changes in market assumptions.
Gain (Loss) from Equity Investments in Unconsolidated International Affiliated Funds
Gain (loss) from equity investments in unconsolidated International Affiliated Funds changed $5.1 million from a loss of $(1.7) million for the three months ended September 30, 2024, to a gain of $3.4 million for the three months ended September 30, 2025. The change was primarily due to positive fluctuations in foreign currency for APCF. Gain (loss) from equity investments in unconsolidated International Affiliated Funds changed $6.0 million from a loss of $(4.3) million for the nine months ended September 30, 2024 to a gain of $1.7 million for the nine months ended September 30, 2025. The change was primarily driven by valuation increases in the office and logistics sectors for APCF and ECF.
Unrealized Gain on Commercial Mortgage Loans
During the three months ended September 30, 2025, unrealized gain on commercial mortgage loans increased $0.3 million compared to the corresponding period in 2024. The change was primarily driven by fair value adjustments resulting from interest rate fluctuations projected over the remaining terms of the portfolio. For the nine months ended September 30, 2025, unrealized gains on commercial mortgage loans stayed relatively flat in comparison to the corresponding period in 2024.
Interest Income
During the three months ended September 30, 2025, interest income increased $0.5 million compared to the corresponding period in 2024. During the nine months ended September 30, 2025, interest income increased $1.5 million compared to the corresponding period in 2024 due to accelerated amortization of discount related to CMBS paydowns before maturity.
Interest Expense
During the three and nine months ended September 30, 2025, interest expense decreased $0.5 million and $0.6 million, respectively, in comparison to the corresponding period in 2024 primarily due to falling interest rates.
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
For the three and nine months ended September 30, 2025, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.

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
The following table reconciles GAAP net loss attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$5,495	$11,001	$431	$3,001
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(6,658)	(7,871)	(20,824)	(23,252)
Straight-line rental income	(849)	(585)	(1,662)	(1,609)
General and administrative	2,335	1,970	6,741	6,375
Advisory fee due to affiliates	7,815	7,434	22,893	22,298
Depreciation and amortization	20,315	20,061	60,628	59,818
Realized and unrealized gain from real estate-related securities	(3,353)	(14,910)	(3,654)	(12,080)
Realized and unrealized gain from real estate debt	(181)	(508)	(382)	(2,528)
Realized gain on sale of real estate investments	—	—	—	(15)
(Loss) gain from equity investments in unconsolidated international affiliated funds	(3,380)	1,718	(1,683)	4,347
Unrealized (gain) loss on commercial mortgage loans	(1,145)	(846)	(722)	(787)
Unrealized loss (gain) from interest rate derivatives	(1)	394	(52)	339
Unrealized gain on note payable	110	70	(110)	(105)
Interest income	(2,444)	(1,980)	(7,171)	(5,651)
Interest expense	11,134	11,610	33,133	33,756
Income (loss) attributable to non-controlling interests	11	(6)	25	(20)
Income attributable to preferred stock	4	4	11	11
NOI	$29,208	$27,556	$87,602	$83,898
Non-same property NOI	3,511	1,287	9,218	4,289
Same property NOI	$25,697	$26,269	$78,384	$79,609

The following table details the components of same property NOI ($ in thousands):

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
	2025	2024	$	%	2025	2024	$	%
Same property rental revenue
Industrial	$12,948	$12,093	$855	7%	$38,152	$36,525	$1,627	4%
Healthcare	11,727	12,090	(363)	(3)%	35,365	36,231	(866)	(2)%
Multifamily	7,897	8,108	(211)	(3)%	23,844	24,165	(321)	(1)%
Retail	4,707	4,671	36	1%	14,182	14,217	(35)	—%
Office	2,164	2,487	(323)	(13)%	6,806	7,757	(951)	(12)%
Self-Storage	1,007	983	24	2%	2,988	2,918	70	2%
Total revenues	40,450	40,432	18	—%	121,337	121,813	(476)	—%
Same property operating expenses
Industrial	3,837	3,564	273	8%	11,025	10,900	125	1%
Healthcare	4,586	4,355	231	5%	13,674	12,799	875	7%
Multifamily	3,667	3,523	144	4%	10,029	10,089	(60)	(1)%
Retail	1,296	1,422	(126)	(9)%	4,217	4,314	(97)	(2)%
Office	704	647	57	9%	2,132	1,976	156	8%
Self-Storage	663	652	11	2%	1,876	2,126	(250)	(12)%
Total expenses	14,753	14,163	590	4%	42,953	42,204	749	2%
Same property NOI	$25,697	$26,269	$(572)	(2)%	$78,384	$79,609	$(1,225)	(2)%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and nine months ended September 30, 2025, rental revenues were flat and decreased by $0.5 million, respectively, across the same property portfolio as compared to the corresponding period in 2024.
For the three months ended September 30, 2025, the rental revenue remaining flat was driven primarily by increased tenant reimbursement income as a result of higher operating costs and base rent increases at certain of our industrial properties. Offset primarily by a decrease in occupancy and increased rental concessions at certain of our office properties. Additionally, rent concessions increased at certain of our healthcare properties.
For the nine months ended September 30, 2025, the decrease was driven primarily by decrease in collection of previously written off receivables and increased rental concessions at certain of our office properties, decrease in tenant reimbursement income and increase in concessions at certain of our healthcare properties, partially offset by increases in tenant reimbursement income and base rent related to our industrial properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes and maintenance expenses associated with grounds and repairs and maintenance with our real estate properties. For the three and nine months ended September 30, 2025, property operating expenses increased by $0.6 million and $0.7 million, respectively, across the same property portfolio as compared to the corresponding period in 2024.
For the three months ended September 30, 2025, the increase was driven primarily by increased real estate taxes and repairs and maintenance expenses at certain of our healthcare and industrial properties.
For the nine months ended September 30, 2025, the increase was driven primarily by increased real estate taxes and grounds expenses at certain of our healthcare and office properties, partially offset by decreased real estate taxes at certain of our multifamily properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $592.9 million of liquidity as of September 30, 2025, consisting of $323.4 million of undrawn capacity on our unsecured revolving credit facility (the “Credit Facility”), approximately $234.9 million in investments in real estate debt securities and real estate-related equity securities and $34.5 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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

In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings and the sale of DST Interests, from which we have collectively received proceeds of $2.6 billion as of September 30, 2025.
The following table is a summary of our indebtedness ($ in thousands):

	September 30, 2025			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	2.46%	2/20/2028	$216,160	$216,160	$198,971
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans	+0.70%	12/31/2032	29,953	29,953	19,785
Total mortgage loans secured by our properties				246,113	218,756
Deferred financing costs, net				(1,263)	(845)
Discount on assumed mortgage notes, net				(7,107)	(8,429)
Total net mortgage loans secured by our properties				237,743	209,482

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2026	71,947	71,947	71,947
Total loans secured by other investments				$309,690	$281,429

Unsecured loans:
Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/26/2028	440,000	116,590	173,000
Unsecured variable-rate TL facility	+applicable margin	9/26/2028	225,000	225,000	134,000
Total unsecured loans			665,000	341,590	307,000

Total indebtedness			$983,060	$651,280	$588,429
(1) “+” refers to the relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate, as applicable to each secured or unsecured loan.
(2) Weighted-average maturity assumes maximum maturity date.
(3) See Note 11. "Mortgages Payable" in our consolidated financial statements for additional information related to our variable and fixed rate mortgage loans.
(4) Additional borrowing under the Credit Facility is immediately available.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through September 30, 2025 have been satisfied.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$55,694	$53,565
Cash flows used in investing activities	(131,106)	(14,510)
Cash flows provided by (used in) financing activities	130,453	(27,225)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(463)	—
Net increase in cash and cash equivalents and restricted cash	$54,578	$11,830
Cash flows provided by operating activities increased $2.1 million during the nine months ended September 30, 2025 compared to the corresponding period in 2024, primarily due to a decrease in unrealized gain on changes in fair value of real estate-related securities and a decrease in unrealized gain on changes in fair value of real estate debt, partially offset by an increase in (gain) loss from equity investments in unconsolidated international affiliated funds.
Cash flows used in investing activities increased $116.6 million during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to a $109.9 million increase in acquisitions of real estate and $48.7 million increase in purchases of real estate-related securities and real estate debt, partially offset by a $19.9 million decrease in commercial mortgage loan originations and fundings as well as a $16.7 million increase in proceeds from paydowns of commercial mortgage loans.
Cash flows provided by (used in) financing activities increased $157.7 million during the nine months ended September 30, 2025 compared to the corresponding period in 2024 due to a $54.9 million increase in proceeds from the issuance of common stock, a $45.0 million increase in subscriptions received in advance, a $35.8 million decrease in common stock repurchases, and a $25.8 million increase in borrowings from mortgages payable. This activity was partially offset by a $7.4 million decrease in net borrowings under the credit facility.
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

The following table presents a reconciliation of net income under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,510	$10,999	$467	$2,992
Adjustments:
Real estate depreciation and amortization	20,315	20,061	60,628	59,818
Amount attributable to non-controlling interests for above adjustments	(87)	(85)	(218)	(255)
Funds from Operations attributable to common stockholders	25,738	30,975	60,877	62,555
Straight-line rental income	(848)	(585)	(1,662)	(1,609)
Amortization of above- and below-market lease intangibles	(1,035)	(907)	(3,111)	(2,772)
Amortization of deferred financing costs	89	323	379	966
Amortization of mortgage discount	426	295	1,323	884
Unrealized gain from changes in fair value of real estate-related securities	(2,353)	(12,531)	(598)	(8,882)
Unrealized gain from changes in fair value of real estate debt	(35)	(508)	(217)	(2,930)
Unrealized gain on commercial mortgage loans	(1,145)	(846)	(722)	(787)
Unrealized (gain) loss from interest rate derivatives	(1)	394	(52)	339
Unrealized loss (gain) on note payable	110	70	(110)	(105)
Amortization of restricted stock awards	153	91	259	197
Unrealized (gain) loss from investments in international affiliated funds	(818)	2,584	2,436	6,592
Adjusted Funds from Operations attributable to stockholders	$20,281	$19,355	$58,802	$54,448
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1939 and $0.5818 per share for the three and nine months ended September 30, 2025, respectively. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.

The following table details the aggregate distribution declared for each of our share classes:

	Three Months Ended September 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1939	$0.1939	$0.1939	$0.1939	$0.1939
Advisory fee per share of common stock	(0.0346)	(0.0341)	$(0.0346)	$(0.0345)	$(0.0187)
Stockholder servicing fee per share of common stock	(0.0240)	(0.0245)	$(0.0073)	$—	$—
Net distribution per share of common stock	$0.1353	$0.1353	$0.1520	$0.1594	$0.1752

	Nine Months Ended September 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5818	$0.5818	$0.5818	$0.5818	$0.5818
Advisory fee per share of common stock	(0.1034)	(0.1021)	(0.1036)	(0.1032)	(0.0560)
Stockholder servicing fee per share of common stock	(0.0730)	(0.0730)	(0.0211)	—	—
Net distribution per share of common stock	$0.4054	$0.4067	$0.4571	$0.4786	$0.5258
For the three and nine months ended September 30, 2025, we declared and paid distributions of $29.7 million and $87.9 million, respectively. The September 2025 distribution was declared and paid in October 2025.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,374	55.13%	$15,933	56.00%
Reinvested in shares	13,329	44.87%	12,517	44.00%
Total distributions	$29,703	100.00%	$28,450	100.00%
Sources of distributions
Cash flows from operating activities	$18,760	63.16%	$15,087	53.03%
Debt and financing proceeds	10,943	36.84%	13,363	46.97%
Total sources of distributions	$29,703	100.00%	$28,450	100.00%
Total cash flows from operating activities	$18,760		$15,087

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$48,862	55.60%	$48,901	56.18%
Reinvested in shares	39,016	44.40%	38,148	43.82%
Total distributions	$87,878	100.00%	$87,049	100.00%
Sources of distributions
Cash flows from operating activities	$55,694	63.38%	$53,565	61.53%
Debt and financing proceeds	32,184	36.62%	33,484	38.47%
Total sources of distributions	$87,878	100.00%	$87,049	100.00%
Total cash flows from operating activities	$55,694		$53,565

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
We reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but exclude upfront selling commissions, dealer manager fees and stockholder servicing fees. After the termination of each public offering, the Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur with respect to that offering exceed 15% of the gross proceeds from such offering. In connection with the Initial Public Offering, the Advisor advanced $4.6 million of our organization and offering expenses on our behalf from our inception through December 2018. We began reimbursing the Advisor for all such expenses ratably over the 60 months commencing October 31, 2021, the date our NAV reached $1.0 billion. Such expenses will not be deducted from our NAV until they are payable to the Advisor.
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ and shares in thousands, except per-share data):

Components of NAV	September 30, 2025
Investments in real property	$2,386,089
Investments in commercial mortgage loans	182,204
Investments in real estate debt	130,504
Investments in international affiliated funds	117,180
Investments in real estate-related securities	104,422
Cash and cash equivalents	34,543
Restricted cash	75,801
Other assets	21,221
Debt obligations	(648,062)
Other liabilities	(96,140)
Subscriptions received in advance	(74,883)
Stockholder servicing fees payable the following month(1)	(518)
Non-controlling interests in joint venture	(13,100)
Net Asset Value	$2,219,261
Net Asset Value attributable to preferred stock	129
Net Asset Value attributable to common stockholders	$2,219,132
Number of outstanding shares of common stock	193,090
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2025, we have accrued under GAAP approximately $42.8 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2025
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$159,143	$540,017	$85,970	$1,139,048	$294,954	$2,219,132
Number of outstanding shares	13,867	47,627	7,474	99,399	24,723	193,090
NAV per share as of September 30, 2025	$11.48	$11.34	$11.50	$11.46	$11.93
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2025 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.03%	5.86%
Multifamily	6.28	5.23
Office	7.99	7.28
Healthcare	7.35	6.49
Retail	6.91	5.85
Self-Storage	7.29	5.68
Single-Family Housing	7.25	5.50

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	2.01%	1.83%	1.83%	1.96%	1.91%	2.05%	2.01%
(weighted average)	0.25% increase	(1.93)%	(1.99)%	(1.90)%	(1.92)%	(1.84)%	(1.71)%	(2.01)%
Exit Capitalization Rate	0.25% decrease	2.96%	3.22%	2.04%	2.57%	2.69%	2.90%	2.95%
(weighted average)	0.25% increase	(2.72)%	(3.04)%	(2.11)%	(2.35)%	(2.42)%	(2.73)%	(2.66)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2025
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,673,375
Redeemable non-controlling interest	318
Total partners’ capital of Operating Partnership	1,673,693
Adjustments:
Organization and offering costs(1)	961
Accrued stockholder servicing fees(2)	42,263
Unrealized net real estate and real estate debt appreciation(3)	177,780
Accumulated depreciation and amortization(4)	341,537
Straight-line rent receivable	(16,973)
Net Asset Value	$2,219,261
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after September 30, 2025
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$659,650	$410	$142,138	$426,523	$90,579
Organization and offering costs	961	384	577	—	—
Interest expense(1)	74,905	25,729	43,617	4,248	1,311
Ground leases(2)	17,529	93	474	776	16,186
Total	$753,045	$26,616	$186,806	$431,547	$108,076
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on both the Credit Facility and note payable for the nine months ended September 30, 2025 was 5.81%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of September 30, 2025, the outstanding principal balance of our variable rate indebtedness was $413.5 million and consisted of our Revolving Facility, TL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the nine months ended September 30, 2025, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.3 million.
Certain of our mortgage loans are variable and indexed to three-month Copenhagen Interbank Offered Rate ("CIBOR"). We have executed interest rate swaps with an aggregate notional amount of 190,428 Danish kroner as of September 30, 2025 to hedge the risk of increasing interest rates. For the nine months ended September 30, 2025, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of September 30, 2025. As of September 30, 2025, the fair value of our interest rate contract liability was $0.7 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of September 30, 2025.

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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
July 1, 2025	157,591	$1,812,300
August 1, 2025	170,993	$1,963,000
September 1, 2025	—	$—
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
During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2025	1,576,660	0.8337%	11.59	1,576,660	—
August 2025	1,872,406	0.9971%	11.56	1,872,406	—
September 2025	2,920,029	1.5866%	11.73	2,920,029	—
	6,369,095	N/M	$11.65	6,369,095	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
On November 13, 2025, our board of directors approved the renewal of the Advisory Agreement for an additional one-year term expiring December 1, 2026. The terms of the Advisory Agreement otherwise remain unchanged.

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

10.1
Second Amended and Restated Credit Agreement dated September 26, 2025, among Nuveen Global Cities REIT OP LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2025 and incorporated herein by reference).

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

Date: November 14, 2025