Form 10-K
period 2025-12-31
Nuveen Global Cities REIT, Inc.
filed 2026-03-20
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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

As of March 20, 2026, there were 11,729,524 outstanding shares of Class T common stock, 47,894,924 outstanding shares of Class S common stock, 7,405,823 outstanding shares of Class D common stock, 113,292,244 outstanding shares of Class I common stock and 23,454,145 outstanding shares of Class N common stock.

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
You should carefully review Item 1A - “Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
RISK FACTOR SUMMARY
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in Part I. Item 1A.“Risk Factors.”
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
Risks Related to Investments in Real Estate-Related Assets
•    We invest in equity of other Real Estate Investment Trusts (“REITs”) and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
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
“Other Nuveen Real Estate Accounts” means investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate or its affiliates, including the International Affiliated Funds (as defined below), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, overflow funds, co-investment vehicles and other entities formed in connection with Nuveen Real Estate or its affiliates side-by-side or additional general partner investments with respect thereto).
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
Our board of directors has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us and the Advisor (the “Advisory Agreement”), however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
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

On June 21, 2024, we filed a Registration Statement on Form S-11 (File No. 333-280368) (the “Third Public Offering Registration Statement”) for a third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan (the “Third Public Offering” and together with the Initial Public Offering and the Follow-on Public Offering, the “Offerings”). We are publicly selling in our Third Public Offering any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million (less the $200,000 initial capitalization)

in shares of our Class N common stock, $70 million of which has been repurchased. As of December 31, 2025, TIAA owns $280.4 million worth of shares.

In June 2025, we, through the Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from our real properties or from third parties.
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
Investment Strategy
Through its affiliation with Nuveen Real Estate, which comprises Nuveen’s real estate business, the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Nuveen Real Estate is one of the world’s largest real estate investment managers, with approximately $137 billion in real estate assets under management across its equity and debt platform around the world as of December 31, 2025, including over $104 billion in real estate assets under management in the United States.
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
Nuveen Real Estate has selected cities using a two-pronged approach to top-down analysis, seeking to capture both structural megatrends and tactical real estate fundamentals that Nuveen Real Estate believes will provide a strong foundation for long-term success. We use the term “structural megatrends” to describe long-term trends which play out over decades as opposed to the short-term business cycle. Several key examples of such trends which we may consider in evaluating a potential investment include: (1) demographic changes (e.g., population growth, urbanization, aging population), (2) technology changes (e.g., online retailing), (3) sustainability and (4) shift of economic/political power and class demographics (e.g., recent strong growth in middle class consumers in developing countries). We use the term “tactical real estate fundamentals” to refer to economic and demographic variables relevant to our real estate investment criteria (e.g., vacancy rates, new construction rates, take-up of space and employment growth), which we evaluate with regard to market cycles impacting markets over one- to five-year periods. At the investment level, the focus is on high-quality assets in strong locations with high occupancy levels and secure income streams. We use the term “strong locations” to refer to geographic locations with stable and high demand from real estate occupiers that fall within our real estate investment criteria. The strength of the location will depend on many factors such as infrastructure, proximity, microclimate, effectiveness of local government, crime rates, green space, etc., which are evaluated by Nuveen Real Estate and the Advisor. To enhance returns, and because of Nuveen Real Estate’s global platform and local expertise, assets with the potential for asset management and growth are sought out where possible.
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
The real estate-related assets we own may have embedded leverage. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous offering, we may decide to obtain a line of credit under which we would reserve borrowing capacity. If we decide to draw on the Credit Facility or obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
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
Human Capital
We do not have any employees. We are externally managed by the Advisor pursuant to the Advisory Agreement. Our executive officers serve as officers of the Advisor, and are employed by an affiliate of the Advisor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions - The Advisor.”
Environmental, Social and Governance
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior Nuveen Real Estate professionals, and our Advisor is an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen. Nuveen is the asset management arm and wholly owned subsidiary of TIAA. As such, many of the corporate responsibility initiatives undertaken by TIAA are relevant to and impact our business and the business decisions made on our behalf by our Advisor. From its founding, TIAA has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance (“ESG”) factors into its investment decision-making process. TIAA also has a dedicated Strategic Insights team that works closely with Nuveen Real Estate asset management teams across the globe to build on existing ESG efforts relevant to each vehicle’s strategy and scale them across the firm’s global real estate portfolio.
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
For the year ended December 31, 2025, we had net loss attributable to our stockholders of approximately $9.7 million. As of December 31, 2025, we had an accumulated deficit of approximately $597.8 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $81.0 million during the year ended December 31, 2025. We may incur net losses and continue to have an accumulated deficit in the future.
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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. For the year ended December 31, 2025, we funded our distributions approximately 63% from cash flows from operating activities and 37% from debt and financing proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate-related assets portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock. See “Description of Capital Stock-Preferred Stock.”
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
We rely heavily on TIAA’s, Nuveen Real Estate’s and Nuveen’s financial, accounting, communications and other data- processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cybersecurity incidents. Breaches of Nuveen Real Estate’s or Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code. Although Nuveen and Nuveen Real Estate takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. If such systems are compromised or disabled, we could suffer financial loss, a disruption of our businesses, liability to stockholders, regulatory intervention or reputational damage.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Additionally, the risk of cybersecurity incidents may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. Our information and technology systems as well as those of Nuveen Real Estate and Nuveen may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation-state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen Real Estate and Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen Real Estate and Nuveen because Nuveen Real Estate and Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen Real Estate and Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen Real Estate’s and Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen Real Estate and Nuveen take to ensure the integrity of their systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.
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
In addition, Nuveen Real Estate and Nuveen operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Nuveen Real Estate and Nuveen operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Nuveen Real Estate and Nuveen, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in and transmitted through Nuveen Real Estate’s and Nuveen’s computer systems and networks, or otherwise cause interruptions or malfunctions in their employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Nuveen Real Estate’s and Nuveen’s businesses, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Nuveen Real Estate and/or Nuveen fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Nuveen Real Estate and Nuveen fund investors and clients to lose confidence in the effectiveness of our or Nuveen Real Estate’s and Nuveen’s security measures.
Other disruptive events, including natural disasters and public health or pandemic crises may adversely affect our ability to conduct business. Such adverse effects may include the inability of the Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to Nuveen and Nuveen Real Estate’s business operations may cause operational issues.

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
We are subject to risks generally attributable to the ownership of real property, including:
•    changes in global, national, regional or local economic, demographic or capital market conditions (including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing conflicts between Russia and Ukraine);
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
•    inflation;
•    increases in interest rates and lack of availability of financing; and
•    changes in government rules, regulations and fiscal policies, including changes in international trade policies and tariffs, increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
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
A recession, slowdown or sustained downturn in the U.S. or global real estate market, and the U.S. or global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or attain investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets, including those resulting from inflation and elevated interest rates. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments’ capital structures.

Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the cash available to satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Recently, shifts in U.S. trade policy, including new or increased tariffs and uncertainty surrounding existing international trade agreements, have contributed to heightened volatility in global markets and economic conditions. Such uncertainty can influence business activity and supply chains, which may adversely affect general market performance and our operations.
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
Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. As of December 31, 2025, our portfolio is heavily concentrated in residential, industrial and healthcare assets and geographically concentrated in the southern and western regions of the United States. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by Nuveen and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Nuveen’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for purposes of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. Additionally, rapid advances in artificial intelligence may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in any such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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

In addition, in connection with any shared investments in which we participate alongside any investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by Nuveen Real Estate or its affiliates, whether currently in existence or subsequently established (“Other Nuveen Real Estate Accounts”), the Advisor may from time to time grant absolutely to or share with such Other Nuveen Real Estate Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other Nuveen Real Estate Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Nuveen Real Estate Accounts.
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
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. Since 2011, members of Congress have introduced, and Congressional committees have considered, a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. Additionally, there has been recent discussion regarding privatizing Fannie Mae and Freddie Mac. A decision by the U.S. government to privatize, eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
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
Additionally, recent policy proposals aimed at limiting institutional investors from buying single‑family housing could reduce our ability to acquire certain single-family housing, increase regulatory uncertainty, and reduce the number of buyers for single-family housing, which may adversely affect market dynamics and valuations.
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
Businesses have evolved to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

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
Some of our healthcare properties and their tenants may require a license or certificate of need (“CON”) to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. We cannot predict the impact of state CON laws or similar laws on the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our healthcare properties. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make lease payments to us.
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
Inflation in the United States has increased and may increase again in the future. Rising inflation could have an adverse impact on any floating-rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
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

High interest rates could impact the value of our investments.
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
Our real estate-related investments may involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on such investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, and an issuer’s or borrower’s financial circumstances. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. See “ - We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below.

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
Nuveen reserves the right to raise and manage additional accounts and funds, including the Other Nuveen Real Estate Accounts and other opportunistic, stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower-risk, lower-return funds, higher-risk, higher-return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “ - Certain Other Nuveen Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, there is overlap of real property and real estate-related asset investment opportunities with certain Other Nuveen Real Estate Accounts that are actively investing and similar overlap with future Other Nuveen Real Estate Accounts that may be established. The closing of an Other Nuveen Real Estate Account could result in the reallocation of Nuveen personnel, including reallocation of existing real estate professionals, to such Other Nuveen Real Estate Accounts. In addition, potential investments that may be suitable for us may be directed toward such Other Nuveen Real Estate Accounts.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law and extended many of the tax law provisions that were set to expire in 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.
We cannot assure stockholders that further changes to the tax laws will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation rather than as a REIT. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds, such as the International Affiliated Funds. Such investments may be substantial and will, at least in the case of the International Affiliated Funds, take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (also referred to herein as “TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests. In the case of the International Affiliated Funds, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in the International Affiliated Funds or other joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, for taxable years ending on or before December 31, 2025, no more than 25% of our assets may consist of TRS securities. For taxable years beginning in 2026, no more than 25% of the value of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F income inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries), generally cannot include more than 10% of the voting securities (other than securities that qualify for the “straight debt” safe harbor) of any one issuer or more than 10% of the value of the outstanding securities. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” and, for taxable years ending before December 31, 2025, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning in 2026, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense may be limited. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us). You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
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
For taxable years ending on or before December 31, 2025, no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs. For taxable years beginning in 2026, no more than 25% of the value of our total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on certain IRS adjustments to payments that we make or receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

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
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, (“IRAs”), or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
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
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis by TIAA, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated by our Advisor and executive officers under the oversight of our board of directors. TIAA maintained appropriate cyber security policies and procedures during the 12-month period covered by this report and there were no material cybersecurity issues that affected us. Cybersecurity risk remains heightened to the financial industry, including us, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact our operations. TIAA continues to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers.
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
TIAA’s management, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including us. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in this area, including in IT and cybersecurity engineering as well as cybersecurity leadership experience in other major financial institutions. Management of the Advisor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.
ITEM 2. Properties.
For an overview of our real estate investments, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio.”
ITEM 3. Legal Proceedings.
Neither we nor the Advisor is currently involved in any material litigation.
ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Public Offering of Common Stock
We are selling four classes of shares of our common stock in our Third Public Offering: Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock sold in the Third Public Offering are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2026, there were 15,629 stockholders of record of our common stock, including 2,153 holders of Class T shares, 4,383 holders of Class S shares, 708 holders of Class D shares and 8,385 holders of Class I shares. Our Class N shares are not offered or sold in the Third Public Offering and the Class N shares pay lower advisory fees than the other share classes.
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
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2025, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees or stockholder servicing fees.
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

The following table presents our monthly NAV per share for each of the five classes of shares from January 31, 2023 through December 31, 2025:

Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
January 31, 2023	12.80	12.66	12.83	12.78	13.26
February 28, 2023	12.65	12.51	12.68	12.63	13.11
March 31, 2023	12.42	12.29	12.46	12.41	12.89
April 30, 2023	12.40	12.27	12.44	12.39	12.87
May 31, 2023	12.32	12.18	12.35	12.30	12.78
June 30, 2023	12.30	12.16	12.33	12.28	12.76
July 31, 2023	12.29	12.16	12.32	12.27	12.75
August 31, 2023	12.22	12.08	12.25	12.20	12.68
September 30, 2023	12.13	11.99	12.16	12.11	12.59
October 31, 2023	12.08	11.95	12.11	12.06	12.54
November 30, 2023	12.06	11.92	12.08	12.04	12.52
December 31, 2023	11.99	11.86	12.02	11.98	12.45
January 31, 2024	11.93	11.80	11.96	11.92	12.39
February 28, 2024	11.90	11.76	11.92	11.88	12.36
March 31, 2024	11.82	11.68	11.85	11.80	12.28
April 30, 2024	11.74	11.60	11.76	11.72	12.20
May 31, 2024	11.75	11.61	11.78	11.73	12.21
June 30, 2024	11.75	11.61	11.77	11.73	12.21
July 31, 2024	11.73	11.59	11.76	11.71	12.19
August 31, 2024	11.72	11.58	11.75	11.70	12.18
September 30, 2024	11.72	11.58	11.74	11.70	12.18
October 31, 2024	11.68	11.54	11.71	11.66	12.14
November 30, 2024	11.68	11.54	11.70	11.66	12.14
December 31, 2024	11.61	11.47	11.64	11.59	12.07
January 31, 2025	11.61	11.47	11.63	11.59	12.07
February 28, 2025	11.59	11.45	11.61	11.57	12.04
March 31, 2025	11.53	11.39	11.55	11.51	11.99
April 30, 2025	11.48	11.34	11.51	11.46	11.94
May 31, 2025	11.51	11.37	11.54	11.50	11.97
June 30, 2025	11.49	11.36	11.52	11.48	11.95
July 31, 2025	11.49	11.36	11.52	11.48	11.95
August 31, 2025	11.49	11.36	11.52	11.48	11.95
September 30, 2025	11.48	11.34	11.50	11.46	11.93
October 31, 2025	11.42	11.28	11.44	11.40	11.87
November 30, 2025	11.35	11.21	11.37	11.33	11.80
December 31, 2025	11.29	11.15	11.32	11.28	11.74

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and shares in thousands, except per share data):

Components of NAV	December 31, 2025
Investments in real property	$2,383,545
Investments in commercial mortgage loans	266,431
Investments in real estate debt	140,011
Investments in international affiliated funds	116,984
Investments in real estate-related securities	102,792
Cash and cash equivalents	44,551
Restricted cash	31,841
Other assets	18,117
Debt obligations	(701,311)
Other liabilities	(76,492)
Subscriptions received in advance	(30,963)
Stockholder servicing fees payable the following month(1)	(512)
Non-controlling interests in joint venture	(32,168)
Net Asset Value	$2,262,826
Net Asset Value attributable to preferred stock	125
Net Asset Value attributable to common stockholders	$2,262,701
Number of outstanding shares of common stock	$200,144
(1)Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2025, we have accrued under GAAP approximately $35.1 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2025
($ in thousands, except per share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$142,972	$530,420	$82,661	$1,226,216	$280,432	$2,262,701
Number of outstanding shares	12,662	47,558	7,304	108,740	23,880	200,144
NAV per share as of December 31, 2025	$11.29	$11.15	$11.32	$11.28	$11.74
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2025 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.03%	5.91%
Multifamily	6.30%	5.21%
Office	8.06%	7.28%
Healthcare	7.34%	6.49%
Retail	6.95%	5.92%
Self-Storage	7.29%	5.68%
Single-Family Housing	7.25%	5.50%

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	1.99%	1.96%	1.81%	2.01%	1.91%	2.05%	1.92%
(weighted average)	0.25% increase	(1.99)%	(1.85)%	(1.95)%	(1.95)%	(1.88)%	(1.88)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.87%	3.39%	2.09%	2.56%	2.61%	2.74%	2.87%
(weighted average)	0.25% increase	(2.71)%	(2.94)%	(2.09)%	(2.34)%	(2.43)%	(2.56)%	(2.65)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

December 31, 2025
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,711,285
Redeemable non-controlling interest	285
Total partners' capital of Operating Partnership	1,711,570
Adjustments:
Organization and offering costs(1)	$739
Accrued stockholder servicing fees(2)	35,091
Unrealized net real estate and real estate debt appreciation(3)	172,183
Accumulated depreciation and amortization(4)	360,943
Straight-line rent receivable	(17,700)
Net Asset Value	$2,262,826
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.7752 per share for the year ended December 31, 2025. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipient.
The following tables detail the aggregate distribution declared for each of our share classes:

	For the Year Ended December 31, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.7752	$0.7752	$0.7752	$0.7752	$0.7752
Advisory fee per share of common stock	(0.1373)	(0.1356)	(0.1376)	(0.1371)	(0.0744)
Stockholder servicing fee per share of common stock	(0.0972)	(0.0970)	(0.0283)	—	—
Net distribution per share of common stock	$0.5407	$0.5426	$0.6093	$0.6381	$0.7009

For the year ended December 31, 2025, we declared and paid distributions of $118.5 million. The December 2024 distribution was declared and paid in January 2025, and is excluded from the analysis below as it will be a 2025 tax event.

The following table outlines the tax characterization of our distributions paid in 2025, 2024 and 2023 as a percentage of total distributions:

	Ordinary Income	Capital Gains	Return of Capital
2025 Tax Year	10%	—%	90%
2024 Tax Year	9%	—%	91%
2023 Tax Year	—%	—%	100%
The following tables summarizes our distributions declared and paid ($ in thousands):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$65,923	55.63%	$64,811	56.10%	$65,921	55.34%
Reinvested in shares	52,573	44.37%	50,712	43.90%	53,195	44.66%
Total distributions	$118,496	100.00%	$115,523	100.00%	$119,116	100.00%
Sources of distributions
Cash flows from operating activities	$74,479	62.85%	$68,680	59.45%	$74,022	62.14%
Debt and financing proceeds	44,017	37.15%	46,843	40.55%	45,094	37.86%
Total sources of distributions	$118,496	100.00%	$115,523	100.00%	$119,116	100.00%
Total cash flows from operating activities	$74,479		$68,680		$74,022

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
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2025	2,016,923	1.05%	$11.53	2,016,923	—
November 2025	2,079,750	1.04%	$11.36	2,079,750	—
December 2025	1,797,736	0.91%	$11.41	1,797,736	—
	5,894,409	N/M	11.43	5,894,409	—
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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
October 1, 2025	22,997	$264,000
November 1, 2025	70,768	$811,000
December 1, 2025	47,105	$537,000
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
Nuveen Global Cities REIT, Inc. is a Maryland corporation formed on May 1, 2017 that qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We were formed to invest in properties in or around certain global cities selected for their resilience, long-term structural performance and ability to deliver an attractive and stable distribution yield. We expect that over time a majority of our real estate investments will be located in the United States and that a substantial but lesser portion of our portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. We seek to complement our real property investments by investing a smaller portion of our portfolio in real estate-related assets. We are externally managed by our advisor, Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an investment advisory affiliate of Nuveen Real Estate. Nuveen Real Estate is the real estate investment management division of our sponsor, Nuveen, LLC (“Nuveen”). Nuveen is the asset management arm and a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Public Offerings
Our Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of our common stock (the “Initial Public Offering”) was declared effective by the SEC on January 31, 2018 and terminated on July 2, 2021. Our Registration Statement on Form S-11 (File No. 333-252077) for our follow-on public offering (the “Follow-on Public Offering”) was declared effective by the SEC on July 2, 2021 and terminated on November 6, 2024.
Our Registration Statement on Form S-11 (File No. 333-280368) for our third public offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan (the “Third Public Offering”) was declared effective on November 6, 2024. We are offering to the public any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals our prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Private Offerings
TIAA invested $200,000 through the purchase of 20,000 shares of common stock at $10.00 per share as our initial capitalization. Subsequent to our initial capitalization, TIAA purchased $300.0 million in shares (less the $200,000 initial capitalization amount), a portion of which has been repurchased.
We are conducting a private offering of Class I shares to feeder vehicles primarily created to hold our Class I shares, which in turn will offer interests in themselves to investors. We are conducting such offering pursuant to an exemption to registration under the Securities Act of 1933, as amended (the “Securities Act”).
Through Nuveen Global Cities REIT OP, LP (“Operating Partnership”), we launched in June 2025 a private placement program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These DST interests will be issued and sold to “accredited investors”, as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors for a period of one year commencing two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
The DST Program provides us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product with potential tax advantages for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. As of December 31, 2025, we have raised $26.6 million in proceeds from the DST Program.

2025 Highlights
Operating results:
•Declared and paid monthly net distributions totaling $118.5 million during the year ended December 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.59%	5.34%	4.75%	4.81%
Year-to-Date Total Return, without upfront selling commissions	2.77%	2.52%	1.91%	1.95%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	0.99%	(1.64)%	(1.60)%
Inception-to-Date Total Return, without upfront selling commissions	7.15%	6.91%	6.48%	6.10%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.70%	5.95%	5.49%
Investments:
•In March 2025, we acquired Mountain View Industrial Center, a warehouse distribution center located in the Herriman submarket of Salt Lake City, Utah. The purchase price was $30.0 million. The 264,832 square foot property is 100% leased.
•In March 2025, we acquired Meidaimae Multifamily, a multifamily asset located in Tokyo, Japan. The purchase price was approximately $30.2 million, which includes the assumption of a mortgage of $17.2 million. The 28,614 square foot property is 98% leased.
•In July 2025, we acquired additional multifamily properties that will be incorporated into the Casa Nord portfolio, which are located in Copenhagen, Denmark. The purchase price was approximately $13.7 million, which includes the assumption of a mortgage of $7.5 million. The 32,206 square feet of additional properties are 100% leased.
•In August 2025, we acquired Henderson Square, a grocery anchored retail property located within the Philadelphia metropolitan area in King of Prussia, Pennsylvania. The purchase price was approximately $34.5 million. The 107,368 square foot property is 100% leased.
•In October 2025, we originated a $54.2 million floating-rate senior loan to refinance existing debt on a five-property self-storage portfolio with assets located in College Station, Round Rock, Leander, Georgetown, and San Marcos, Texas.
•In November 2025, we originated a $82.5 million floating-rate senior loan to finance the acquisition by an unrelated third-party borrower of a two-property industrial portfolio with assets located in Justin, Texas and Buford, Georgia.
Capital Activity and Financings:
•Raised $454.9 million of gross proceeds during the year ended December 31, 2025.
•Raised $26.6 million of gross proceeds from the DST Program during the year ended December 31, 2025.
•Satisfied all share repurchase requests, totaling $272.8 million, for the year ended December 31, 2025.

Portfolio
The following charts outline the allocation of our investments based on fair value as of December 31, 2025(1)(2):
(1) North America within allocation by region includes publicly-listed REITs (3%), CMBS (5%), and Commercial Mortgage Loans (9%).
(2) RE-related Securities within asset allocation includes publicly-listed REITs (3%) and CMBS (5%) as shown on our Consolidated Balance Sheets.
The following charts further describe the diversification of our direct investments in real properties based on fair value as of December 31, 2025(3)(4):
2
(3) Allocation by region includes only directly-owned domestic property investments.
(4) Allocation by sector includes our directly held property in Copenhagen, Denmark and Tokyo, Japan.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSp (“ECF”), in which we are currently invested, as of December 31, 2025:

European Cities Fund

Projected portfolio as at Q4 2025 – total AUM €1.4B

Logport, Venlo
CityPark Cross Dock, Vienna
CityPark 1 & 2, Vienna
CityPark 3,4 & 5, Vienna
The Cube, Berlin
Devonshire Square, London
Haagsche Zwaan, The Hague
Xanadú, Madrid
Meraville Retail Park, Bologna
Kamppi, Helsinki
STAY, Tarragona
STAY, Madrid
Sir Devonshire, London

Kamppi
Helsinki
Logport
Venlo
Sir Devonshire
London
Devonshire Sq
London
Haagsche Zwaan
The Hague
The Cube
Berlin
CityPark
Cross Dock
CityPark
Phases 1&2
CityPark
Phases 3,4&5
Meraville,
Bologna
Xanadú
Madrid
STAY Torrejon
Madrid
STAY Tarragona
Barcelona
Alternatives
Living
Office
Logistics
Retail

Source: Nuveen Real Estate, Q4 2025. Portfolio after current transactions are completed.

FOR ACCREDITED INVESTOR USE ONLY IN THE U.S. OR PROFESSIONAL INVESTOR USE IN OTHER JURISDICTIONS WHERE APPLICABLE. NOT FOR PUBLIC DISTRIBUTION.

nuveen

European Cities Fund 1

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of December 31, 2025:

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
07

Data Centre, Hong Kong
08

Japan Residential Portfolio III, Tokyo & Osaka
09

Logistics & Data Centre, Seoul
10

Japan Residential Portfolio IV, Tokyo
11

Jeongdong building
12

Source: Nuveen Real Estate, Dec 2025.

1
FOR ACCREDITED INVESTOR USE ONLY IN THE U.S. OR PROFESSIONAL INVESTOR USE IN OTHER JURISDICTIONS WHERE APPLICABLE. NOT FOR PUBLIC DISTRIBUTION

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of December 31, 2025:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	98%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	100%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	91%
Meidaimae Multifamily	1	Tokyo, JP	Mar, 2025	100%	60	Units	98%
CASA Nord Portfolio	5	Copenhagen, DK	Various	100%	110	Units	100%
Total Multifamily	11				1,464	Units	96%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	85%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	0%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	92%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	95%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	97%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	98%
Mountain View	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Total Industrial	31				5,338	Sq. Ft	91%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	499	Sq. Ft	92%
Henderson Square	1	King of Prussia, PA	Aug, 2025	100%	107	Sq. Ft	100%
Total Retail	8				1,301	Sq. Ft	97%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	88%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	77%
Total Office	3				324	Sq. Ft	88%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	83%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	98%
Total Healthcare	24				1,518	Sq. Ft	95%
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	79%
Imperial Sugar Land	1	Sugarland, TX	June, 2022	100%	791	Units	84%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	68%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	82%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	79%
Total Self-Storage	5				3,074	Units	78%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	94%
Total Single-Family Housing	383						94%
Total Investment Properties	465						92%

The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of December 31, 2025 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026	54	$9,382	10%	1,056	14%
2027	67	15,240	16%	1,098	15%
2028	66	15,330	16%	1,433	19%
2029	53	7,104	8%	585	8%
2030	61	11,171	12%	654	9%
2031	19	3,092	3%	205	3%
2032	15	10,936	12%	1,371	18%
2033	23	9,032	10%	547	7%
2034	6	1,161	1%	30	—%
2035	5	1,791	2%	106	1%
Thereafter	13	8,916	10%	375	6%
Total	382	$93,155	100%	7,460	100%
(1) The annualized base rent associated with leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly-listed REITs. As of December 31, 2025, we had 60 holdings and have invested $99.5 million in securities that are valued at $102.8 million.
The following chart further describes the diversification of our investments in real estate-related securities as of December 31, 2025:

By Sector (%)

Healthcare
17%
Gaming
3%
Shopping Centers
9%
Tech Infra
18%
Office
3%
Hotels
1%
Other
11%
Industrial
14%
Multifamily
10%
Storage
6%
Net Lease
8%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments they are entitled to. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 95%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 6.7% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (37%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 81%, with the remaining 19% comprised of fixed-rate securities) whose base index rate of one-month SOFR is 3.69%, and help to generate a current portfolio yield of approximately 6.58%. As of December 31, 2025, we have invested $141.1 million in CMBS that are valued at $140.0 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of December 31, 2025:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of December 31, 2025, ECF had total equity commitments of $1.3 billion (€1.2 billion), all of which had been called. As of September 30, 2025, ECF had 13 assets with a gross asset value of $1.5 billion (€1.4 billion) and a loan to value (“LTV”) ratio of 40.3%. The ECF portfolio is well diversified and had a balanced country exposure with 24.3% in the United Kingdom, 18.3% in Spain, 14.1% in Finland, 13.2% in Germany, 11.6% in Netherlands, 10.5% in Austria, and 8.0% in Italy. The 12-month net total return and since inception net total return was 3.3% and 1.7%, respectively, as of September 30, 2025.
Income (loss) income from equity investments in unconsolidated international affiliated funds from ECF for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $(3.2) million and $(8.7) million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of December 31, 2025, APCF had total equity commitments of $1.2 billion and had called $1.1 billion of these commitments. As of September 30, 2025, APCF had 13 investments (27 assets) with a gross asset value of $1.9 billion and a LTV ratio of 38.8%. APCF had 31.6% in South Korea, 28.3% exposure in Singapore, 25.6% in Japan, 9.0% in Hong Kong and 5.5% in Australia resulting in a 12-month total return and a since inception total return of 0.8% and 3.6% (foreign exchange neutral), respectively, as of September 30, 2025.
Income (loss) from equity investments in unconsolidated international affiliated funds from APCF for the years ended December 31, 2025, 2024 and 2023 was ($0.3) million, $2.0 million and $1.7 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of December 31, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,680
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$12,610
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,200
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$24,360
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$50,990
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2027	Interest only	$17,144	$17,144	$16,700
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 300 bps	10/8/2027	Interest Only	$54,200	$54,061	$54,061
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	11/19/2028	Interest Only	$82,500	$82,500	$82,500
Total									$389,849	$375,101
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
For the years ended December 31, 2025, 2024 and 2023, we had unrealized losses (gains) on our commercial mortgage loans of $(9.1) million, $2.3 million, and $(3.3) million respectively.
For the years ended December 31, 2025, 2024 and 2023, we recognized interest and loan origination income from our investment in commercial mortgage loans of $26.7 million, $30.7 million and $27.9 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the year ended December 31, 2025, global markets continued to experience volatility, driven by concerns over persistent inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. However, global real estate values started to show signs of stabilization as total returns for real estate became positive during 2024 and continuing in 2025, driven by consistently positive and stable income returns coupled with modest valuation changes. The ease of inflation has led most developed market central banks to begin to taper interest rates. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
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
Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2025 vs 2024
Revenues
Rental revenue	$185,304	$175,492	$9,812
Income from commercial mortgage loans	26,732	30,718	(3,986)
Total revenues	212,036	206,210	5,826
Expenses
Rental property operating	64,668	61,521	3,147
General and administrative	9,232	8,859	373
Advisory fee due to affiliate	30,869	29,843	1,026
Depreciation and amortization	81,034	79,744	1,290
Total expenses	185,803	179,967	5,836
Other income (expense)
Realized and unrealized gain from real estate-related securities	2,985	5,190	(2,205)
Realized and unrealized gain from real estate debt	686	3,175	(2,489)
Realized gain on sale of real estate investments	—	15	(15)
Gain (loss) from equity investment in unconsolidated international affiliated funds	2,217	(1,215)	3,432
Unrealized (loss) gain on commercial mortgage loans	(9,058)	2,313	(11,371)
Unrealized gain (loss) from interest rate derivatives	331	(597)	928
Unrealized gain (loss) on note payable	110	(5)	115
Interest income	9,719	7,798	1,921
Interest expense	(42,842)	(44,477)	1,635
Total other income (expense)	(35,852)	(27,803)	(8,049)
Net loss	$(9,619)	$(1,560)	$(8,059)
Net income (loss) attributable to non-controlling interests	38	(23)	61
Net income attributable to preferred stock	15	15	—
Net loss attributable to common stockholders	$(9,672)	$(1,552)	$(8,120)
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made during the year ended December 31, 2025, our rental revenues and rental property operating expenses for the years ended December 31, 2025 and 2024 are not comparable. However, certain properties in our portfolio were owned for both the years ended December 31, 2025 and 2024 and are further discussed below in “Same Property Results of Operations.”
Income from Commercial Mortgage Loans
During the year ended December 31, 2025, income from commercial mortgage loans decreased $(4.0) million in comparison to the corresponding period in 2024, due to payoffs of three loans and a write off on interest income related to 9-90 Corporate Center in 2025, offset slightly by the origination of two commercial mortgage loans in Q4 2025.
General and Administrative Expenses
During the year ended December 31, 2025, general and administrative expenses increased by $0.4 million in comparison to the corresponding period in 2024, primarily attributable to an increase in fund administrative fees offset by a decrease in federal and state taxes.

Advisory Fee Due to Affiliate
During the year ended December 31, 2025, the advisory fee due to affiliate increased by $1.0 million as compared to the corresponding period in 2024 due to an increase in our NAV.
Depreciation and Amortization
During the year ended December 31, 2025, depreciation and amortization increased by $1.3 million, in comparison to the corresponding period in 2024 primarily due to increased acquisition activity.
Realized and Unrealized Gain from Real Estate-Related Securities
During the year ended December 31, 2025, realized and unrealized gain from real estate-related securities decreased $(2.2) million in comparison to the corresponding period in 2024. The change was primarily driven by less favorable market conditions during the year.
Realized and Unrealized Gain from Real Estate Debt
Realized and unrealized gain from real estate debt decreased $(2.5) million in comparison to the corresponding period in 2024. The change was primarily due to fair value adjustments driven by changes in market assumptions.
Gain (Loss) from Equity Investment in Unconsolidated International Affiliated Funds
Gain (Loss) from equity investments in unconsolidated International Affiliated Funds went from loss of $(1.2) million for the year ended December 31, 2024, to a gain of $2.2 million for the year ended December 31, 2025. The change was primarily driven by valuation increases in the retail markets for ECF and positive fluctuations in foreign currency for APCF.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the year ended December 31, 2025, unrealized gain (loss) on commercial mortgage loans changed $11.4 million from a gain of $2.3 million, to a loss of $(9.1) million for the year ended December 31, 2025. The change were primarily due to a change in valuation for the 9-90 commercial mortgage loan after its placement in nonaccrual status as further described in Note 7. Investment in Commercial Mortgage Loans.

Interest Income
During the year ended December 31, 2025, interest income increased $1.9 million, compared to the corresponding period in 2024 due to increased investment activity in CMBS and accelerated amortization of discount related to CMBS paydowns before maturity.
Interest Expense
During the year ended December 31, 2025, interest expense decreased $1.6 million, compared to the corresponding period in 2024 due to the impact of falling interest rates.
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
For the year ended December 31, 2025, our same property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, six retail, five self-storage, and three office properties.
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

The following table reconciles GAAP net income attributable to our stockholders to same property NOI for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(9,672)	$(1,552)
Adjustments to reconcile to same property NOI
Straight-line rental income	(2,389)	(1,785)
General and administrative	9,232	8,859
Advisory fee due to affiliate	30,869	29,843
Depreciation and amortization	81,034	79,744
Realized and unrealized gain from real estate-related securities	(2,985)	(5,190)
Income from commercial mortgage loans	(26,732)	(30,718)
Realized and unrealized gain from real estate debt	(686)	(3,175)
Realized gain on sale of real estate investments	—	(15)
Unrealized (gain) loss from interest rate derivatives	(331)	597
(Gain) Loss from equity investments in unconsolidated international affiliated funds	(2,217)	1,215
Unrealized (gain) loss on commercial mortgage loans	9,058	(2,313)
Unrealized (gain) loss on note payable	(110)	5
Interest income	(9,719)	(7,798)
Interest expense	42,842	44,477
Income (loss) attributable to non-controlling interests	38	(23)
Income attributable to preferred stock	15	15
NOI	$118,247	$112,186
Non-same property NOI	13,082	5,681
Same property NOI	$105,165	$106,505
The following table details the components of same property NOI for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended December 31,		2025 vs 2024
	2025	2024	$	%
Same property rental revenue
Industrial	$49,899	$48,100	$1,799	4%
Healthcare	48,502	49,135	(633)	(1)%
Multifamily	31,941	32,041	(100)	—%
Retail	19,054	18,825	229	1%
Office	9,048	10,334	(1,286)	(12)%
Self Storage	3,997	3,867	130	3%
Total revenues	162,441	162,302	139	—%
Same property operating expenses
Industrial	14,717	14,556	161	1%
Healthcare	18,247	16,953	1,294	8%
Multifamily	13,295	13,250	45	—%
Retail	5,669	5,695	(26)	—%
Office	2,853	2,615	238	9%
Self Storage	2,495	2,728	(233)	(9)%
Total expenses	57,276	55,797	1,479	3%
Same property NOI	$105,165	$106,505	$(1,340)	(1)%
Same Property - Revenue
Our rental revenue includes contracted rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the year ended December 31, 2025, rental revenues increased $0.1 million across the same property portfolio as compared to the corresponding period in 2024.

The increase was primarily related to increased market rents and occupancy at certain of our industrial, retail, and self-storage properties, offset by increases in rent concessions at certain of our office and healthcare properties as well as decreased occupancy related to our office properties.
Same Property - Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities, salaries and other maintenance expenses associated with our real estate properties. For the year ended December 31, 2025, property operating expenses increased $1.5 million across the same property portfolio as compared to the corresponding period in 2024.
The increase was driven primarily by increased real estate taxes, roads and grounds repairs at certain of our industrial, office, and healthcare properties and increased utility expenses at certain of our multifamily and healthcare properties, partially offset by decreased real estate taxes at certain of our self-storage and retail properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $558.4 million of liquidity as of December 31, 2025, consisting of $271.0 million of an undrawn unsecured revolving credit facility, approximately $242.8 million in investments in real estate debt securities and real estate-related equity securities and $44.6 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings, from which we have received net proceeds of $2.6 billion as of December 31, 2025.
The following table is a summary of our indebtedness as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025			Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate mortgage loans secured by our properties:
Fixed rate mortgages(3)	2.47%	2/20/2028	214,729	$214,729	$198,971
Variable rate mortgage loans secured by our properties:
Variable rate mortgage loans	+0.78%	12/31/2032	29,963	29,963	19,785
Total mortgage loans secured by our properties				244,692	218,756
Deferred financing costs, net				(1,225)	(845)
Discount on assumed mortgage notes				(6,680)	(8,429)
Total net mortgage loans secured by our properties				236,787	209,482

Variable rate loans secured by other investments:
Variable rate note payable	+1.65%	4/9/2026	71,947	71,947	71,947
Total loans secured by other investments				$308,734	$281,429

Unsecured loans:
Unsecured variable rate revolving credit facility(4)	+applicable margin	9/26/2028	440,000	169,000	173,000
Unsecured variable rate TL facility	+applicable margin	9/26/2028	225,000	225,000	134,000
Total unsecured loans			665,000	394,000	307,000

Total indebtedness			$981,639	$702,734	$588,429
(1) "+" refers to the relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate, as applicable to each secured or unsecured loan.
(2) Weighted average maturity assumes earliest maturity date.
(3) See "Note 11. Mortgages Payable" for additional information related to the Company's variable and fixed rate mortgage loans.
(4) Additional borrowing under the Company's unsecured variable rate revolving credit facility is immediately available.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through December 31, 2025 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Cash flows provided by operating activities	$74,479	$68,680	$77,840
Cash flows used in investing activities	(245,803)	(73,918)	(28,186)
Cash flows provided by (used in) financing activities	192,306	7,517	(71,590)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(354)	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$20,628	$2,279	$(21,936)
Cash flows provided by operating activities increased $5.8 million during the year ended December 31, 2025 compared to the corresponding period in 2024, primarily due to an increase in operating payables.
Cash flows used in investing activities increased $171.9 million during the year ended December 31, 2025 compared to the corresponding period in 2024 due primarily to increased net purchases of real estate-related securities, real estate debt, and commercial mortgage loans of $95.8 million and a $78.5 million increase in acquisitions of real estate.
Cash flows provided by financing activities increased by $184.8 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to a $98.5 million increase in proceeds from the issuance of common stock, increased borrowings of $49.3 million related to the credit facility and mortgages payable, and an increase of $24.1 million related to contributions from non-controlling interests due to the introduction of the DST Program.
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
FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property, impairment write-downs on depreciable real property, and real estate-related depreciation and amortization.
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above-and below-market lease intangibles, amortization of deferred financing costs and mortgage discount, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and real estate debt, unrealized gains or losses on commercial mortgage loans and note payable, amortization of restricted stock awards and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net loss	$(9,619)	$(1,560)	$(12,832)
Adjustments:
Real estate depreciation and amortization	81,034	79,744	84,975
Amount attributable to non-controlling interests for above adjustments	(290)	(313)	(348)
Funds from Operations attributable to common stockholders	71,125	77,871	71,795
Straight-line rental income	(2,389)	(1,785)	(4,084)
Amortization of above-and-below market lease intangibles	(4,115)	(3,609)	(4,124)
Amortization of deferred financing costs	773	1,200	1,229
Amortization of mortgage discount	1,749	1,178	1,194
Unrealized loss (gain) from changes in fair value of real estate-related securities	2,787	329	(19,247)
Unrealized (loss) gain from changes in fair value of real estate debt	(521)	(3,575)	1,057
Unrealized gain (loss) on commercial mortgage loans	9,058	(2,313)	3,325
Unrealized (gain) loss from interest rate derivatives	(331)	597	122
Unrealized (gain) loss on note payable	(110)	5	140
Amortization of restricted stock awards	338	197	263
Unrealized loss from investments in international affiliated funds	1,047	4,258	11,083
Adjusted Funds from Operations attributable to stockholders	$79,411	$74,353	$62,753
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
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value using the income approach’s discounted cash flow method, using discount, capitalization, and fair market lease rates that it deems appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions.
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
See Note 2 “Summary of Significant Accounting Policies” and Note 3 “Investments in Real Estate” to the consolidated financial statements in this Annual Report on Form 10-K for more information regarding real estate investments.
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
See Note 2 “Summary of Significant Accounting Policies” and Note 7 “Investments in Commercial Mortgage Loans” to the consolidated financial statements in this Annual Report on Form 10-K for more information regarding investments in commercial mortgage loans.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after December 31, 2025
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$710,639	$126,569	$480,300	$31,484	$72,286
Organization and offering costs	739	739	—	—	—
Interest expense(1)	75,418	26,617	43,751	4,047	1,003
Ground leases(2)	17,444	388	776	776	15,504
Total	$804,240	$154,313	$524,827	$36,307	$88,793
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and credit facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rates on the credit facility and note payable for the year ended December 31, 2025 were 5.65% and 5.98%, respectively.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness was $465.9 million and consisted of our Revolving Facility, Term Loan Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the year ended December 31, 2025, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.4 million.
Certain of our mortgage loans are variable and indexed to three-month CIBOR. We have executed interest rate swaps with an aggregate notional amount of 190.4M Danish kroner (“DKK”) as of December 31, 2025 to hedge the risk of increasing interest rates. For the year ended December 31, 2025, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of December 31, 2025. As of December 31, 2025, the fair value of our interest rate contract liability was $0.6 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investment, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of December 31, 2025.
ITEM 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-41. See accompanying Index to Consolidated Financial Statements on page F-1.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the year ended December 31, 2025, was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B. Other Information.
As of the quarter ended December 31, 2025, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are set forth below. There are no family relationships between any directors or executive officers.

Name	Age*	Position
Michael J.L. Sales	61	Chairman of the Board and Chief Executive Officer
John L. MacCarthy	66	Director
Donna Brandin	69	Independent Director
John R. Chandler	66	Independent Director
Steven R. Hash	61	Lead Independent Director
Robert E. Parsons, Jr.	70	Independent Director
Chad W. Phillips	47	Co-President
Richard M. Kimble	49	Co-President
Robert J. Redican	61	Chief Financial Officer and Treasurer
William M. Miller	52	Secretary
Abigail Lewis	45	Head of Strategic Insights
Shawn C. Lese	56	Chief Investment Officer
Gracie Coburn	37	Vice President
Halley Cunn McReynolds	34	Vice President
Elizabeth A. Sworn	49	Vice President - Europe
Carsten Kebbedies	55	Vice President - Asia Pacific
*Age as of March 1, 2026
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
John L. MacCarthy has served as a member of our board of directors since July 2017. Mr. MacCarthy served as a consultant to TIAA and Nuveen from January through December 2019. He served as the Chief Legal Officer of Nuveen, where he was responsible for overseeing the Legal and Compliance areas of the firm and was a member of Nuveen’s Executive Committee, until his departure in December 2018 when he became a consultant to Nuveen. Mr. MacCarthy was appointed Chief Operating Officer of TIAA Global Real Assets in January 2016, where his responsibilities included overseeing and serving on the boards of subsidiary asset managers specializing in real estate, agriculture, timber, agribusiness private equity and middle-market lending. Mr. MacCarthy’s initial focus was on unifying the $65 billion assets under management (“AUM”) U.S. real estate business of TIAA Global Real Assets with the $30 billion AUM Nuveen Real Estate business headquartered in London. Mr. MacCarthy joined Nuveen Investments as General Counsel in 2006, becoming Executive Vice President, Secretary and General Counsel in 2008. Before joining Nuveen, Mr. MacCarthy held various positions at the law firm of Winston & Strawn LLP starting in 1985, including Chairman of the Corporate Department and member of the firm’s Executive Committee from 2001 to 2006. Mr. MacCarthy was a member of the board of directors of Healthwell Acquisition Corporation I (NASDAQ: HWEL) from February 2021 through December 2023. Mr. MacCarthy was formerly a member of the Illinois Bar and holds a J.D. from Stanford Law School. He also holds a B.A. in History and Economics from Williams College.

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
Chad W. Phillips has served as our Co-President since April 2025. Mr. Phillips also serves as Global Head of Nuveen Real Estate where he is responsible for over $139 billion of commercial real estate equity and debt investments extending across 22 countries globally, a position he has held since April 2025. He also chairs Nuveen Real Estate’s Global Executive Leadership Team, which oversees the platform’s strategic initiatives. Prior to his current role, from January 2020 to April 2025, Mr. Phillips oversaw the overall strategy, performance and day-to-day activities of Nuveen Real Estate’s investments and fundraising across several sectors, including workplace, healthcare, retail and mixed-use. Before joining Nuveen Real Estate in March 2019, Mr. Phillips held positions at Guggenheim Real Estate and Banc of America Securities. Mr. Phillips holds a B.A. from Davidson College and a Master’s in Real Estate from Georgetown University.
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
Robert J. Redican has served as our Chief Financial Officer and Treasurer since April 2024. He also serves as a Managing Director – Head of Fund Finance, Americas at Nuveen Real Estate where he is responsible for the accuracy and timeliness of financial reporting for the U.S. funds and accounts managed by Nuveen Real Estate. Mr. Redican is a member of Nuveen’s U.S. Investment Committee and Operating Committee. Prior to joining Nuveen in 2006, Mr. Redican worked in multiple accounting roles at several insurance companies. Mr. Redican holds a B.S. in Accounting from Fordham University and an M.B.A. in Finance from Fordham University.
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
Halley Cunn McReynolds has served as our Vice President since April 2025. Since November 2022, Ms. McReynolds has also served as a portfolio manager of Nuveen Real Estate, where she is responsible for portfolio management activity, including acquisitions, asset management, investment allocations, capital raise and due diligence efforts. From August 2021 to November 2022, Ms. McReynolds was a member of Nuveen Real Estate’s Strategic Transactions team where she sourced strategic transactions and partnerships for housing investments across the United States. Prior to her tenure at Nuveen, Ms. McReynolds was a multifamily housing acquisition associate at Aegon Asset Management from June 2018 to August 2021. Ms. McReynolds has also held positions with Brixmor Property Group and J.P. Morgan Private Bank. Ms. McReynolds holds a dual B.S.B.A. in Finance and International Business from Georgetown University.
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
ITEM 11. Executive Compensation.
Compensation of Directors
Prior to July 2025, we compensated our directors in accordance with our independent director restricted share plan and our independent director compensation policy, which provided for grants of restricted stock and other awards and annual retainers and other cash compensation, respectively, to our independent directors.

Effective July 2025, our board of directors adopted a non-employee director restricted share plan and a non-employee director compensation policy, which provide for grants of restricted stock and other awards and annual retainers and other cash compensation, respectively, to our non-employee directors.

We compensate each of our non-employee directors with an annual retainer of $100,000, plus an additional annual retainer of $20,000 to the chairperson of our audit committee and an additional annual retainer of $5,000 to the lead independent director. We pay 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock is granted on the first business day following the annual meeting of stockholders (the “Annual Meeting”). The restricted stock generally vests one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Advisor or Nuveen do not receive additional compensation from us for serving on the board of directors or committees thereof.

The following table sets forth the compensation earned by or paid to our non-employee directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donna Brandin	$60,000	$60,000	$120,000
John R. Chandler	$50,000	$50,000	$100,000
Steven R. Hash	$52,500	$52,500	$105,000
Robert E. Parsons, Jr.	$—	$100,000	$100,000
John MacCarthy	$25,000	$50,000	$75,000
Executive Officers
We are externally managed and had no employees as of December 31, 2025. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any non-qualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2026, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 730 Third Avenue, 3rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Officers
Michael J.L. Sales	—	—%
John L. MacCarthy	60,870	*
Donna Brandin	54,411	*
John R. Chandler	18,913	*
Steven R. Hash	22,643	*
Robert E. Parsons, Jr.	56,561	*
Chad W. Phillips	—	—%
Richard M. Kimble	—	—%
Robert J. Redican	—	—%
William M. Miller	—	—%
Abigail Lewis	—	—%
Shawn C. Lese	—	—%
Halley Cunn McReynolds	—	—%
Gracie Coburn	—	—%
Elizabeth A. Sworn	—	—%
Carsten Kebbedies	—	—%
All directors and executive officers as a group**	213,398	*
5% Stockholders
Teachers Insurance and Annuity Association of America***	23,454,144.87	12%

*    Less than one percent.
**    Holds Class I shares of common stock.
***    Holds Class N shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	390,690
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	390,690

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
Certain Relationships and Related Transactions
The Advisor
We are externally managed by the Advisor, Nuveen Real Estate Global Cities Advisors, LLC. The Advisor is an affiliate of Nuveen Real Estate and wholly owned subsidiary of Nuveen, our sponsor, which is a wholly owned subsidiary of TIAA. The Advisor will draw upon the substantial real estate investment management capabilities and experience and will leverage the global resources, infrastructure and personnel of Nuveen Real Estate and its other affiliates, including Nuveen Asset Management and Nuveen Investment Management International Limited to provide advisory services to us in furtherance of our investment objectives.
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
During the fiscal year ended December 31, 2025, we incurred an advisory fee expense of approximately $24.8 million.
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
During the fiscal year ended December 31, 2025, we did not have any costs to be reimbursed to the Advisor.
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
For the year ended December 31, 2025, we were in compliance with this requirement and our Total Operating Expenses were 1.20% of Average Invested Assets and 42.72% of Net Income.
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

Property Management and Other Services Agreements
We engaged NexCore Companies LLC (“Nexcore”), an affiliate of TIAA, to provide property management, accounting, construction and leasing services and acquisition services for our investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, we may pay acquisition fees to NexCore for sourcing deals and we may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, Nexcore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement. We incurred approximately $0.2 million and $0 in management and accounting fees and construction and leasing fees, respectively, related to Nexcore during the year ended December 31, 2025. We did not pay acquisition fees to NexCore during the year ended December 31, 2025.
We entered in an agreement with Frigatebird CP Holdings LLC (“MyPlace”), an affiliate of TIAA, to assist us in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on a set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement. We incurred approximately $0.2 million in and asset management fees related to MyPlace during the year ended December 31, 2025.
We entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of our real estate investments (the “Agreement”). For project management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees determined by the estimated total cost of the any project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, we will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. We incurred less than $0.0 million in Nuveen RE PMS fees during the year ended December 31, 2025.
On August 13, 2025, we entered into an agreement with an affiliate of the Advisor for the purpose of the renewal and expansion of the lease for tenant Allegheny Health Network at the Federal North property, which is part of the Project Sullivan healthcare portfolio. For the year ended December 31, 2025, we paid Nuveen a leasing commission of $1.6 million, or approximately 1.14% of the total gross rent due.
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
Subsequent to our initial capitalization, TIAA purchased, through a wholly owned subsidiary, $300 million of Class N shares (less the $200,000 initial capitalization). These Class N shares (excluding the 20,000 shares that were issued with respect to the initial capitalization) are eligible for repurchase, provided that the total amount of such repurchased Class N shares is limited to no more than 0.67% of our aggregate NAV per month and no more than 1.67% of our aggregate NAV per calendar quarter. However, if in any month or quarter the total amount of aggregate repurchases of all classes of our common stock does not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares do not apply to that month or quarter and TIAA is entitled to submit shares for repurchase up to the overall share repurchase plan limits. As of December 31, 2025, we have repurchased 5,850,569 million Class N shares from TIAA, and TIAA owns 23,880,039 million Class N shares with an aggregate value of $280,432,000 million based on the December 31, 2025 NAV per Class N share.
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

During the year ended December 31, 2025, we paid approximately $1.0 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2025, the Dealer Manager had not retained any upfront selling commissions and dealer manager fees.
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
During the year ended December 31, 2025, we paid approximately $6.1 million in stockholder servicing fees to the Dealer Manager. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2025, the Dealer Manager had not retained any stockholder servicing fees.
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
For the fiscal year ended December 31, 2025, the costs of raising capital in the Offerings, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2025, represented less than 3% of capital raised.
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

ITEM 14.    Principal Accounting Fees and Services.
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Audit Fees	$1,055	$1,030
Audit-related services	—	—
Total	$1,055	$1,030
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
2. Financial Statement Schedules – Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-45 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference)

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference)

4.1	Second Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference)

4.2*	Description of Securities of Nuveen Global Cities REIT, Inc.

10.1
Second Amended and Restated Advisory Agreement, dated May 28, 2025, by and among Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Real Estate Global Cities Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

10.2
Amended and Restated Limited Partnership Agreement of Nuveen Global Cities REIT OP, LP, dated May 28, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

10.3
Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.4
First Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and RERC, LLC (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference)

10.5
Second Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.5 to the Registrant's Registration Statement filed on June 21, 2024 and incorporated herein by reference)

10.6
Third Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.6 to the Registrant's Registration Statement filed on October 11, 2024 and incorporated herein by reference)

10.7
Fourth Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and Situs AMC Real Estate Valuation Services, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 4, 2024 and incorporated herein by reference)

10.8
Fifth Amendment to Valuation Services Agreement between Nuveen Global Cities REIT, Inc. and SitusAMC Real Estate Valuation Services, LLC Policy (filed as Exhibit 10.1 to the Post-Effective Amendment No. 10 to the Registrant’s Registration Statement on Form S-11 filed on October 11, 2024 and incorporated herein by reference)

10.9	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.10
Non-Employee Director Restricted Share Plan (filed as Exhibit 10.3 to the Post-Effective Amendment No. 12 to the Registrant’s Registration Statement on Form S-11 filed on October 11, 2024 and incorporated herein by reference)

10.11
Non-Employee Director Compensation Policy (filed as Exhibit 10.4 to the Post-Effective Amendment No. 12 to the Registrant’s Registration Statement on Form S-11 filed on October 11, 2024 and incorporated herein by reference)

10.12
Form of Independent Directors Restricted Stock Award Certificate (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on December 21, 2017 and incorporated herein by reference)

10.13
Independent Director Compensation Policy (filed as Exhibit 10.8 to the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form S-11 filed on May 24, 2022 and incorporated herein by reference)

10.14
Second Amended and Restated Credit Agreement dated September 26, 2025, among Nuveen Global Cities REIT OP LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2025 and incorporated herein by reference)

10.15
Amended and Restated Guaranty dated September 30, 2021 by Nuveen Global Cities REIT, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on April 1, 2022 and incorporated herein by reference)

10.16
First Amendment and Incremental Assumption Agreement dated February 17, 2023, among Nuveen Global Cities REIT OP, LP, Nuveen Global Cities REIT, Inc., Wells Fargo Bank, National Association and certain lenders named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2023 and incorporated herein by reference)

10.17	Revolving Termination Date Extension Notice dated July 1, 2024 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference)

10.18
DST Dealer Manager Agreement, dated May 28, 2025, by and among Nuveen Real Estate Exchange LLC, Nuveen Global Cities REIT OP, LP, Nuveen Securities, LLC and Nuveen Global Cities REIT, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference)

19.1*	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on March 21, 2025 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Nuveen Global Cities REIT, Inc.

Date: March 20, 2026	By:
Michael J.L. Sales
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 20, 2026
Michael J.L. Sales

	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2026
Robert J. Redican

	Director	March 20, 2026
John L. MacCarthy

	Director	March 20, 2026
Donna Brandin

	Director	March 20, 2026
John R. Chandler

	Director	March 20, 2026
Steven R. Hash

	Director	March 20, 2026
Robert E. Parsons, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nuveen Global Cities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nuveen Global Cities REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Allocation of Purchase Price for Investments in Real Estate – Valuation of Acquired Tangible Assets
As described in Notes 2 and 3 to the consolidated financial statements, management determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, management accounts for the transaction as an asset acquisition. During the year ended December 31, 2025, the Company acquired four properties with a purchase price of $110.5 million, which was accounted for as an asset acquisition. Whether the acquisition of a property acquired is considered a business combination or asset acquisition, upon acquisition of a property, management assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. Management assesses and considers fair value using the income approach discounted cash flow method, utilizing discount and cap rates deemed appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.
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
March 20, 2026
We have served as the Company’s auditor since 2017.

Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,802,121	$1,740,714
Investment in commercial mortgage loans, at fair value	375,101	370,172
Investment in real estate debt, at fair value	140,011	103,886
Investments in international affiliated funds	116,984	109,056
Investments in real estate-related securities, at fair value	102,792	103,536
Intangible assets, net	79,277	83,154
Cash and cash equivalents	44,551	22,545
Restricted cash	31,841	33,219
Other assets, net	37,895	30,695
Total assets	$2,730,573	$2,596,977
Liabilities and Equity
Credit facility	$394,000	$307,000
Mortgages payable, net	236,787	209,482
Loan participations, at fair value	108,670	172,920
Note payable, at fair value	71,750	71,860
Accounts payable, accrued expenses, and other liabilities	71,296	63,941
Due to affiliates	36,342	45,530
Intangible liabilities, net	31,493	32,695
Subscriptions received in advance	30,963	32,315
Distributions payable	10,356	9,585
Total liabilities	991,657	945,328
Redeemable non-controlling interest	285	277
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 12,661,684 and 15,604,828 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	128	157
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 47,558,054 and 45,353,119 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	477	454
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,304,472 and 7,201,157 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	73	72
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 108,739,655 and 87,034,811 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,087	870
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 23,880,039 and 29,730,608 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	238	297
Additional paid-in capital	2,305,092	2,122,792
Accumulated deficit and cumulative distributions	(597,829)	(468,890)
Accumulated other comprehensive income (loss)	1,894	(8,002)
Total stockholders' equity	1,711,285	1,647,875
Non-controlling interests	27,346	3,497
Total equity	1,738,631	1,651,372
Total liabilities and equity	$2,730,573	$2,596,977
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$185,304	$175,492	$173,974
Income from commercial mortgage loans	26,732	30,718	27,945
Total revenues	212,036	206,210	201,919
Expenses
Rental property operating	64,668	61,521	59,650
General and administrative	9,232	8,859	8,261
Advisory fee due to affiliate	30,869	29,843	31,539
Depreciation and amortization	81,034	79,744	84,975
Total expenses	185,803	179,967	184,425
Other income (expense)
Realized and unrealized gain from real estate-related securities	2,985	5,190	12,565
Realized and unrealized gain (loss) from real estate debt	686	3,175	(1,258)
Realized gain on sale of real estate investments	—	15	—
Income (loss) from equity investments in unconsolidated international affiliated funds	2,217	(1,215)	(6,947)
Unrealized (loss) gain on commercial mortgage loans	(9,058)	2,313	(3,325)
Unrealized gain (loss) from interest rate derivatives	331	(597)	(122)
Unrealized gain (loss) on note payable	110	(5)	(140)
Interest income	9,719	7,798	8,679
Interest expense	(42,842)	(44,477)	(39,778)
Total other income (expense)	(35,852)	(27,803)	(30,326)
Net loss	$(9,619)	$(1,560)	$(12,832)
Net income (loss) attributable to non-controlling interests	38	(23)	(93)
Net income attributable to preferred stock	15	15	15
Net loss attributable to common stockholders	$(9,672)	$(1,552)	$(12,754)
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.01)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	191,972,273	179,951,560	180,788,357

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net loss	$(9,619)	$(1,560)	$(12,832)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,896	(5,455)	2,590
Comprehensive income (loss)	277	(7,015)	(10,242)
Comprehensive income (loss) attributable to non-controlling interests	38	(23)	(93)
Comprehensive income attributable to preferred stock	15	15	15
Comprehensive income (loss) attributable to common stockholders	$224	$(7,007)	$(10,164)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2022	$125	$172	$453	$79	$799	$297	$2,060,366	$(220,425)	$(5,137)	$1,836,729	$4,102	$1,840,831
Common Stock Issued	$—	(1)	52	4	175	—	285,504	—	—	285,734	—	285,734
Distribution Reinvestment	—	4	12	2	24	—	53,153	—	—	53,195	—	53,195
Common stock repurchased	—	(8)	(71)	(12)	(186)	—	(340,767)	—	—	(341,044)	—	(341,044)
Amortization of restricted stock grants	—	—	—	—	—	—	263	—	—	263	—	263
Net income	15	—	—	—	—	—	—	(12,754)	—	(12,739)	(93)	(12,832)
Distributions on common stock	—	—	—	—	—	—	—	(118,764)	—	(118,764)	—	(118,764)
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(187)	(187)
Distribution to Series A preferred stock	(15)	—	—	—	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,590	2,590	—	2,590
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	180	—	—	180	—	180
Balance at December 31, 2023	$125	$167	$446	$73	$812	$297	$2,058,699	$(351,943)	$(2,547)	$1,706,129	$3,822	$1,709,951
Common Stock Issued	$—	—	45	4	197	—	289,047	—	—	289,293	—	289,293
Distribution reinvestment	—	4	12	2	25	—	50,669	—	—	50,712	—	50,712
Common stock repurchased	—	(14)	(49)	(7)	(164)	—	(275,973)	—	—	(276,207)	—	(276,207)
Amortization of restricted stock grants	—	—	—	—	—	—	197	—	—	197	—	197
Net income (loss)	15	—	—	—	—	—	—	(1,552)	—	(1,537)	(23)	(1,560)
Distributions on common stock	—	—	—	—	—	—	—	(115,395)	—	(115,395)	—	(115,395)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(302)	(302)
Distributions on Series A preferred stock	(15)	—	—	—	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,455)	(5,455)	—	(5,455)
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	153	—	—	153	—	153
Balance at December 31, 2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common Stock Issued (a)	$—	(23)	60	5	302	—	401,968	—	—	402,312	—	402,312
Distribution reinvestment	—	3	12	2	28	—	52,528	—	—	52,573	—	52,573
Common stock repurchased	—	(9)	(49)	(6)	(113)	(59)	(272,526)	—	—	(272,762)	—	(272,762)
Amortization of restricted stock grants	—	—	—	—	—	—	338	—	—	338	—	338
Net income (loss)	15	—	—	—	—	—	—	(9,672)	—	(9,657)	38	(9,619)
Distributions on common stock	—	—	—	—	—	—	—	(119,267)	—	(119,267)	—	(119,267)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	24,129	24,129
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(318)	(318)
Distributions on Series A preferred stock	(15)	—	—	—	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	9,896	9,896	—	9,896
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2025	$125	$128	$477	$73	$1,087	$238	$2,305,092	$(597,829)	$1,894	$1,711,285	$27,346	$1,738,631
(a)Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
Cash flows from operating activities:	2025	2024	2023
Net loss	$(9,619)	$(1,560)	$(12,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,034	79,744	84,975
Realized gain on sale of real estate investments	—	(15)	—
Unrealized loss (gain) on changes in fair value of real estate-related securities	2,787	329	(19,247)
Realized (gain) loss on sale of real estate-related securities	(1,751)	(1,722)	11,531
Unrealized (gain) loss on changes in fair value of real estate debt	(521)	(3,575)	1,057
Unrealized (gain) loss on changes in fair value of note payable	(110)	5	140
Unrealized loss (gain) on changes in fair value of commercial mortgage loans	9,058	(2,313)	3,325
Unrealized (gain) loss on changes in fair value of interest rate derivatives	(331)	597	122
Realized (gain) loss on sale of real estate debt	(165)	400	201
(Loss) income from equity investments in unconsolidated international affiliated funds	(2,217)	1,215	6,947
Income distributions from equity investments in unconsolidated international affiliated funds	3,264	3,043	4,136
Payment-in-kind interest on commercial mortgage loans	(309)	(702)	—
Straight-line rent adjustment	(2,389)	(1,785)	(4,084)
Amortization of above- and below-market lease intangibles	(4,115)	(3,609)	(4,124)
Amortization of deferred financing costs	773	1,200	1,229
Amortization of mortgage discount	1,749	1,178	1,194
Amortization of restricted stock grants	338	197	263
Change in assets and liabilities:
(Increase) decrease in other assets	(5,953)	(975)	1,705
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,956	(2,972)	1,302
Net cash provided by operating activities	74,479	68,680	77,840
Cash flows from investing activities:
Acquisitions of real estate	(109,875)	(31,415)	(13,759)
Origination and fundings of commercial mortgage loans	(137,645)	(23,607)	(6,273)
Proceeds from paydown of commercial mortgage loans	59,717	458	—
Capital improvements to real estate	(22,269)	(24,500)	(20,626)
Proceeds from sale of real estate investments	—	351	—
Purchase of real estate-related securities	(76,511)	(67,434)	(84,950)
Proceeds from sale of real estate-related securities	76,219	84,305	89,816
Purchases of real estate debt	(92,361)	(42,580)	(43,281)
Proceeds from sale of real estate debt	56,922	31,004	50,887
Deposits on real estate property	—	(500)	—
Net cash used in investing activities	(245,803)	(73,918)	(28,186)
Cash flows from financing activities:
Proceeds from issuance of common stock	362,801	264,271	247,119
Repurchase of common stock	(268,183)	(280,526)	(334,380)
Offering costs paid	(1,054)	(1,369)	(943)
Borrowings under credit facility	119,000	95,500	120,500
Repayments on credit facility	(32,000)	(38,500)	(60,500)
Borrowings from mortgages payable	25,830	—	—
Payments on mortgages payable	(1,456)	(556)	(357)
Borrowings under note payable	—	2,685	—
Payment of deferred financing costs	(530)	(240)	(872)
Contributions from non-controlling interests	24,129	—	—
Payment of offering and organization costs due to affiliate	(938)	(935)	(939)
Distributions to preferred stockholders	(15)	(15)	(15)
Distributions to non-controlling interests	(318)	(302)	(187)
Subscriptions received in advance	30,963	32,315	24,905
Distributions	(65,923)	(64,811)	(65,921)
Net cash (used in) provided by financing activities	192,306	7,517	(71,590)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(354)	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash during the period	20,628	2,279	(21,936)
Cash and cash equivalents and restricted cash, beginning of period	55,764	53,485	75,421
Cash and cash equivalents and restricted cash, end of period	$76,392	$55,764	$53,485

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (in thousands)
	For the Year Ended December 31,
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:	2025	2024	2023
Cash and cash equivalents	$44,551	$22,545	$27,638
Restricted cash	31,841	33,219	25,847
Total cash and cash equivalents and restricted cash	$76,392	$55,764	$53,485
Supplemental disclosures:
Interest paid	$41,766	$44,457	$41,524
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(399)	$(228)	$(79)
Accrued capital expenditures	$1,039	$—	$(1,690)
Payment-in-kind interest on commercial mortgage loans	$309	$702	$—
Fundings of commercial mortgage loans through increases in loan participations	$—	$(5,633)	$(4,915)
Paydown of commercial mortgage loans through decrease in loan participations	$65,113	$1,374	$10,000
Proceeds receivable from sale of real estate debt	$(72)	$—	$—
Proceeds receivable from sale of real estate-related securities	$(3)	$—	$—
Accrued purchases of real estate debt	$48	$—	$—
Accrued purchases of real estate-related securities	$5	$—	$—
Non-cash financing activities:
Assumption of mortgages payable in conjunction with acquisitions of investments in real estate	$—	$20,483	$—
Accrued offering costs	$—	$24	$—
Accrued distributions	$771	$—	$352
Accrued stockholder servicing fees	$(8,250)	$(1,486)	$(1,747)
Distribution reinvestments	$52,573	$50,712	$53,195
Allocation to redeemable non-controlling interests	$8	$(153)	$(180)
Increases in loan participations through fundings of commercial mortgage loans	$—	$5,633	$4,915
Decrease in loan participations through paydown of commercial mortgage loans	$(65,113)	$(1,374)	$(10,000)
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (“Operating Partnership”). Operating Partnership has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business is conducted through Operating Partnership. The Company and Operating Partnership are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate (“Nuveen Real Estate”).
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). The Initial Public Offering was declared effective on January 31, 2018 and terminated on July 2, 2021.
Pursuant to a Registration Statement on Form S-11 (File No. 333-252077), the Company registered with the SEC in its follow-on public offering up to $5.0 billion in shares of common stock (the “Follow-on Public Offering”). The Follow-on Public Offering was declared effective by the SEC on July 2, 2021 and terminated on November 6, 2024.
Pursuant to a Registration Statement on Form S-11 (File No. 333-280368), the Company registered with the SEC in its third public offering up to $5.0 billion shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Third Public Offering” and together with the Initial Public Offering and the Follow-on Public Offering, the “Offerings”). The Third Public Offering was declared effective by the SEC on November 6, 2024. In the Third Public Offering, the Company is offering to the public any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of common stock varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
As of December 31, 2025, the Company had received aggregate net proceeds of $2.6 billion from selling shares in the Offerings and unregistered private offerings.
On June 6, 2025, the Company, through Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from the Company's real properties or from third parties.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, 2024 and 2023. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and the applicable rules and regulations of the SEC.
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

Table of Content
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities (“VIEs”) whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a VIE and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at fair value and subsequently adjusted for the Company’s pro rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
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
As of December 31, 2025 and December 31, 2024, the total assets and liabilities of the Company’s consolidated VIE were $95.4 million and $30.6 million, and $47.1 million and $30.1 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses fair value using the income approach’s discounted cash flow method, using discount, capitalization, and fair market lease rates that it deems appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions.
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

Table of Content
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
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related adjustments, along with any subsequent improvements to such properties. The Company’s Investments in Real Estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	40 years
Building, land and site improvements	10-40 years
Furniture, fixtures and equipment	3-7 years
Lease intangibles	Over lease term
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

Table of Content
Investments in International Affiliated Funds
The Company reports its investments in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, foreign currency translation adjustments, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with GAAP) and is reported as Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
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

Table of Content
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
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•Level 1 - quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
•Level 2 - quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
•Level 3 - pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
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
The Company’s derivative financial instruments, consisting of interest rate contracts, are reported at fair value. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rates and such investments have been classified as Level 2.
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

Table of Content
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025						December 31, 2024
	Level 1	Level 2	Level 3		Total		Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$102,792	$—	$—		$102,792		$103,536	$—	$—	$103,536
Investments in real estate debt	—	140,011	—		140,011		—	103,886	—	103,886
Investments in commercial mortgage loans	—	—	375,101		375,101		—	—	370,172	370,172
Interest rate derivatives (1)	—	306	—	—	306	306	—	—	—	—
Total	$102,792	$140,317	$375,101		$618,210		$103,536	$103,886	$370,172	$577,594

Liabilities:
Loan participations	$—	$—	$108,670		$108,670		$—	$—	$172,920	$172,920
Note payable	—	—	71,750		71,750		—	—	71,860	71,860
Interest rate derivatives (2)	—	435	—		435		—	688	—	688
Total	$—	$435	$180,420		$180,855		$—	$688	$244,780	$245,468
(1) Included in Other Assets on the Company’s Consolidated Balance Sheets.
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans		Loan Participations		Note Payable
Balance as of December 31, 2024	$370,172		$172,920		$71,860
Originations	136,400		—		—
Additional fundings	1,555	(a) (d)	—	(a)	—
Paydown	(124,831)	(b)	(65,113)	(b)	—
Net unrealized loss on assets	(8,195)	(c)	—		—
Net unrealized loss (gain) on liabilities	—		863	(c)	(110)
Balance as of December 31, 2025	$375,101		$108,670		$71,750
(a) Includes additional fundings on commercial mortgage loans and loan participations of $1.6 million and $0, respectively.
(b) Includes paydowns on commercial mortgage loans and loan participations of $59.7 million and $65.1 million, respectively.
(c) Unrealized Loss on Commercial Mortgage Loans of $9.1 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2025 includes unrealized loss of $8.2 million associated with commercial mortgage loans and unrealized loss of $0.9 million associated with loan participations.
(d) For the year ended December 31, 2025 , includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.3 million, respectively.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of December 31, 2025.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 3.08% - 19.11% (6.29%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 3.10% - 5.71% (4.50%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.10% (2.10%)

(1) Secured Overnight Financing Rate (“SOFR“) as of December 31, 2025 was 3.9%.
(2) Weighted by outstanding principal balance.
As of December 31, 2025, the carrying value of the Company’s credit facility approximated fair value. The fair value of the Company’s mortgages payable was $235.6 million and $203.0 million as of December 31, 2025 and December 31, 2024, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company

Table of Content
considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Revenue Recognition
The Company’s sources of revenue and the related revenue recognition policies are as follows:
Rental Revenue - consists primarily of base rent arising from tenant operating leases at the Company’s properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue when a tenant takes possession of the leased space. The Company includes in rental revenue its tenant reimbursement income, which consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements.
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
Income from Commercial Mortgage Loans - consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contractual interest rate along with origination fees. Commercial mortgage loans that are significantly past due (generally more than 90 days) or at any point when management believes the full collection of principal is doubtful may be placed on nonaccrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on nonaccrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due.
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
Restricted Cash
As of December 31, 2025, the Company had $31.8 million of restricted cash. The restricted cash consisted of $0.8 million of tenant security deposits and $31.0 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

Table of Content
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
As of December 31, 2025, the Company had six active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investment, one domestic TRS to hold the senior portions of certain of its commercial mortgage loans, one domestic TRS for self-storage, nonrental-related business, and one domestic TRS for transactions related to the Delaware Statutory Trust (“DST”) Program. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the year ended December 31, 2025, the Company incurred federal income tax expense related to the TRSs of $0.4 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the year ended December 31, 2025.
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
Deferred Taxes
As of December 31, 2025, the Company had a deferred tax liability of $2.3 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company agreed to reimburse the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on the earlier of the date the Company’s NAV reached $1.0 billion or January 31, 2023. The Company’s NAV reached $1.0 billion in October 2021, and as of December 31, 2025, the Company had reimbursed the Advisor $3.8 million of such costs.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $0.7 million and $1.7 million remained outstanding as of December 31, 2025 and December 31, 2024, respectively. These organization and offering costs are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the years ended December 31, 2025, 2024 and 2023, the Company charged $1.0 million, $1.4 million and $0.9 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss), unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive income (loss) of $9.9 million, $(5.5) million and $2.6 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.

Table of Content
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
Recent Accounting Pronouncements
In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management has adopted this standard prospectively and it did not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose, on an annual basis, taxes paid disaggregated by: federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. Management has adopted this standard and it did not have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03, as amended by ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on the Company’s consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in ASU 2025-03 require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business to consider the factors in paragraphs ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in ASU 2025-03 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in ASU 2025-03 require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted. Management is currently assessing the impact this standard will have on the Company's consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in ASU 2025-09 enables entities to apply hedge accounting to a greater number of highly effective economic hedges. The amendments in ASU 2025-09 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of ASU No. 2025-09. Management is currently assessing the impact this standard will have on the Company's consolidated financial statements.

Table of Content
In December 2025, the FASB issued Accounting Standard Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270) Narrow Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 provide a comprehensive list of interim disclosures that are required by GAAP. ASU 2025-11 also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted for all entities. Management is currently assessing the impact this standard will have on the Company's consolidated financial statements.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$1,693,566	$1,607,599
Land and land improvements	361,322	324,514
Furniture, fixtures and equipment	17,282	16,071
Total	2,072,170	1,948,184
Accumulated depreciation	(270,049)	(207,470)
Investments in real estate, net	$1,802,121	$1,740,714
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $62.3 million, $60.0 million, and $59.2 million, respectively.
Acquisitions
During the year ended December 31, 2025, the Company acquired one industrial property, one grocery-anchored retail property, and two multifamily properties.
The following table provides details of the properties acquired during the year ended December 31, 2025 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units (2)
Industrial	$30,131	1	1	265 Sq. Ft.
Grocery-anchored retail	34,852	1	1	107 Sq. Ft.
Multifamily	45,483	2	2	86 Units
	$110,466	4	4
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
(2) Multifamily sector reflects the number of units instead of square feet for the acquisition.
The intangible assets and liabilities acquired during the year ended December 31, 2025 had a weighted-average amortization period of 6.3 and 9.0, respectively, as of the acquisition date.
The following table provides details of the properties acquired during the year ended December 31, 2024 ($ in thousands):

Sectors	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)
Grocery-anchored retail	$51,898	1	1	91 Sq. Ft.
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The intangible assets and liabilities acquired during the year ended December 31, 2024 had a weighted-average amortization period of 4.7 years and 13.6 years, respectively, as of the acquisition date.

Table of Content
Dispositions
The Company had no dispositions during the year ended December 31, 2025.
The following table details the Company's dispositions during the year ended December 31, 2024 ($ in thousands):

Sector	Number of Properties	Net Proceeds	Net Gain
Single-Family Rentals	1	$351	$15
The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended December 31,
	2025	2024
Building and building improvements	$70,181	$43,044
Land and land improvements	36,721	9,191
Furniture, fixtures and equipment	362	—
In-place lease intangible assets (liabilities), net	6,212	(884)
Below-market lease intangible liabilities	(4,704)	—
Above-market lease intangible liabilities	71	—
Leasing commissions	1,103	472
Other intangibles	520	75
Total purchase price	$110,466	$51,898
Mortgage notes assumed	—	(24,000)
Discount on assumed mortgage notes	—	3,517
Net purchase price	$110,466	$31,415
Note 4. Investments in Real Estate-Related Securities
As of December 31, 2025 and 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities ($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance as of December 31, 2024	$103,536	$119,014
Additions	76,511	67,434
Disposals	(76,219)	(84,305)
Unrealized loss	(2,787)	(329)
Realized gain	1,751	1,722
Ending balance as of December 31, 2025	$102,792	$103,536
The following table summarizes the components of realized and unrealized gain (loss) from real estate-related securities during the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Unrealized loss	$(2,787)	$(329)	$19,247
Realized gain (loss)	1,751	1,722	(11,531)
Dividend income	4,021	3,797	4,849
Total	$2,985	$5,190	$12,565

Table of Content
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt ($ in thousands):

	December 31, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.23%	12/25/2042	$28,853	$27,834	$26,718
CMBS - Floating	6.12%	8/13/2039	114,081	113,278	113,293
Total	5.94%	4/17/2040	$142,934	$141,112	$140,011

	December 31, 2024
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.53%	6/6/2042	$23,258	$21,761	$20,403
CMBS - Floating	6.97%	1/1/2038	85,402	83,747	83,483
Total	6.45%	12/13/2038	$108,660	$105,508	$103,886
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt ($ in thousands):

	December 31, 2025			December 31, 2024
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$51,009	$51,455	36.8%	$32,193	$32,760	31.5%
Multifamily	29,966	29,737	21.2%	23,141	22,865	22.0%
Hotel	27,079	27,103	19.4%	10,178	10,215	9.8%
Retail	9,444	9,580	6.8%	9,955	10,150	9.8%
Office	8,917	8,395	6.0%	8,823	7,716	7.4%
Diversified	7,190	7,057	5.0%	9,090	8,798	8.5%
Net Lease	3,660	2,844	2.0%	2,687	1,912	1.8%
Life Science	1,474	1,465	1.0%	3,065	2,962	2.9%
Manufactured Housing	1,373	1,372	1.0%	4,730	4,820	4.6%
Self-Storage	1,000	1,003	0.7%	1,646	1,688	1.7%
Total	$141,112	$140,011	100.0%	$105,508	$103,886	100.0%

Table of Content
The following table details the credit rating of the Company’s Investments in Real Estate Debt ($ in thousands):

	December 31, 2025			December 31, 2024
Credit Rating (1)	Cost Basis	Fair Value	Percentage based on Fair Value	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$7,742	$7,766	5.5%	$3,032	$3,053	2.9%
AA	19,891	20,137	14.4%	13,564	13,629	13.1%
A	52,509	52,782	37.7%	28,025	28,041	27.0%
BBB	49,407	50,002	35.8%	49,058	49,455	47.6%
BB	6,253	4,921	3.6%	5,504	4,483	4.4%
B	1,198	1,077	0.8%	2,213	2,097	2.0%
CCC	4,112	3,326	2.3%	4,112	3,128	3.0%
Total	$141,112	$140,011	100%	$105,508	$103,886	100.0%
(1) Composite rating at the time of purchase.

The following table summarizes the Investments in Real Estate Debt ($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$103,886	$89,388
Additions	92,361	42,327
Disposals	(56,922)	(31,004)
Unrealized gains	521	3,575
Realized gains (losses)	165	(400)
Ending balance	$140,011	$103,886
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
The Company invested $79.0 million (€70.0 million) and had a 6.5% ownership in ECF as of December 31, 2025.
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
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from ECF
($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$58,596	$68,599
Income distributions	(2,089)	(2,020)
Income (Loss) from equity investment in unconsolidated international affiliated fund	2,528	(3,242)
Foreign currency translation adjustment	8,975	(4,741)
Ending balance	$68,010	$58,596
Income (loss) from Equity Investments in Unconsolidated International Affiliated Funds from ECF for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $(3.2) million and $(8.7) million, respectively.

Table of Content
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50.0 million and had a 4.2% ownership in APCF as of December 31, 2025. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Equity Investments in Unconsolidated International Affiliated Funds from APCF
($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$50,460	$49,456
Income distributions	(1,175)	(1,023)
(Loss) Income from equity investment in unconsolidated international affiliated fund	(311)	2,027
Ending balance	$48,974	$50,460
(Loss) Income from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the years ended December 31, 2025, 2024 and 2023 was ($0.3) million, $2.0 million and $1.7 million, respectively.
Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Investments in Commercial Mortgage Loans as of December 31, 2025 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center (1) (2)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,680
9-90 Corporate Center (2)	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$12,610
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,200
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$24,360
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$50,990
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2027	Interest only	$17,144	$17,144	$16,700
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest Only	$54,200	$54,061	$54,061
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	11/19/2028	Interest Only	$82,500	$82,500	$82,500
Total									$389,849	$375,101
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
(2) 9-90 Corporate Center Senior and Mezzanine loans were placed in nonaccrual status during the year ended December 31, 2025. Management placed the loans in nonaccrual status once it determined full collection of principal was doubtful once Borrower did not repay loans at maturity, at which point interest income was no longer accrued and will only be recognized to the extent cash payments are received.
For the years ended December 31, 2025, 2024 and 2023, the Company had unrealized gain (loss) on commercial mortgage loans of $(9.1) million, $2.3 million, and $(3.3) million respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $26.7 million, $30.7 million and $27.9 million, respectively.
The following table summarizes the Company’s investments in commercial mortgage loans ($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$370,172	$338,978
Loan originations	136,400	20,000
Additional fundings (1) (4)	1,555	9,942
Paydown (2)	(124,831)	(1,832)
Net unrealized (loss) gain (3)	(8,195)	3,084
Ending balance	$375,101	$370,172
(1) For the year ended December 31, 2025, includes additional fundings on commercial mortgage loans and loan participations of $1.6 million and $0, respectively. For the year ended December 31, 2024, includes additional fundings on commercial mortgage loans and loan participations of $4.3 million and $5.6 million, respectively.
(2) For the year ended December 31, 2025, includes paydowns on commercial mortgage loans and loan participations of $59.7 million and $65.1 million, respectively. For the year ended December 31, 2024, there was a paydown on commercial mortgage loans and loan participations of $0.4 million and $1.4 million, respectively.

Table of Content
(3) Unrealized Loss on Commercial Mortgage Loans of $9.1 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2025 includes unrealized loss of $8.2 million associated with commercial mortgage loans and unrealized loss of $0.9 million associated with loan participations. Unrealized Gain on Commercial Mortgage Loans of $2.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2024 includes unrealized gains of $3.1 million associated with commercial mortgage loans, net of unrealized loss of $0.8 million associated with loan participations. Unrealized Loss on Commercial Mortgage Loans of $3.3 million reported on the Company's Consolidated Statements of Operations for the year ended December 31, 2023 includes unrealized losses of $6.2 million associated with commercial mortgage loans, net of unrealized gains of $2.9 million associated with loan participations.
(4) For the years ended December 31, 2025 and 2024, includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.3 million and $0.7 million, respectively.
Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$105,354	$99,107
Leasing commissions	57,757	48,227
Above-market lease intangibles	13,102	13,030
Other intangibles	18,927	18,048
Total intangible assets	$195,140	$178,412
Accumulated amortization:
In-place lease intangibles	$(71,250)	$(60,964)
Leasing commissions	(27,036)	(20,959)
Above-market lease intangibles	(6,510)	(4,717)
Other intangibles	(11,067)	(8,618)
Total accumulated amortization	(115,863)	(95,258)
Intangible assets, net	$79,277	$83,154
Intangible liabilities:
Below-market lease intangibles	$(56,460)	$(51,755)
Accumulated amortization	24,967	19,060
Intangible liabilities, net	$(31,493)	$(32,695)
For the years ended December 31, 2025, 2024 and 2023, amortization expense relating to intangible assets was $20.5 million, $21.6 million and $27.7 million, respectively, which includes above-market lease amortization of $1.8 million, $1.9 million, and $1.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $5.9 million, $5.5 million and $6.0 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Leasing Commissions	Other Intangibles	Below-Market Lease Intangibles
2026	$8,492	$1,808	$6,236	$2,306	$(5,628)
2027	6,634	1,723	5,419	1,547	(4,907)
2028	5,211	1,497	4,609	1,223	(4,228)
2029	3,732	100	3,265	752	(3,185)
2030	3,231	48	2,507	636	(2,951)
Thereafter	6,804	1,416	8,685	1,396	(10,594)
Total	$34,104	$6,592	$30,721	$7,860	$(31,493)

Table of Content
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
The following table summarizes the Loan Participations as of December 31, 2025 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center (1)	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$57,680
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$50,990
Total								$111,206	$108,670
(1) As further discussed in Note 7. Investments in Commercial Mortgage Loans, the corresponding 9-90 Corporate Center Senior loan was placed in nonaccrual status during the year ended December 31, 2025, when Borrower did not repay loan at maturity and management determined full collection of principal was doubtful. Interest income was no longer accrued once placed in nonaccrual status. Similarly, corresponding interest expense for related Loan Participation was no longer accrued.
The following table shows the Company’s Loan Participations ($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$172,920	$167,890
Additional fundings	—	5,633
Paydown	(65,113)	(1,374)
Net unrealized loss	863	771
Ending balance	$108,670	$172,920
For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest expense related to its loan participations of $9.1 million, $12.1 million and $11.6 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
Note 10. Credit Facility
Since October 24, 2018, the Company has been party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”).
On February 17, 2023, the Credit Agreement was amended to increase the Credit Facility to $455.0 million in aggregate commitments, consisting of a $321.0 million Revolving Facility (the “Revolving Facility”) and a senior delayed draw term loan facility in the aggregate amount of up to $134.0 million (the “TL Facility”), with an accordion feature that may increase aggregate commitments to up to $800.0 million. The Credit Facility converted to SOFR effective May 1, 2023, at SOFR plus 0.10% (“Adjusted Term SOFR”), plus applicable margin under the existing margin, with all other terms remaining the same.
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
On September 26, 2025, the Credit Agreement was amended to increase the Credit Facility to $665.0 million in aggregate commitments, consisting of a $440.0 million Revolving Facility and a $225.0 million TL Facility, with a $135.0 million accordion feature that may increase the aggregate commitments to up to $800.0 million. The Revolving Facility and TL Facility mature on September 26, 2028, subject to two one-year extension options held by the Operating Partnership, which include the payment of an extension fee of 0.125% of the aggregate commitment of the respective facility extended. Loans outstanding under the Revolving Facility and TL Facility bear interest, at the Operating Partnership’s option, at either an adjusted base rate or a SOFR rate, plus an applicable margin. For the Revolving Facility, the applicable margin ranges from 0.30% to 0.90% for borrowings at the base rate and 1.30% to 1.90% for borrowings at the SOFR rate based on the total leverage ratio of the Operating Partnership and its subsidiaries. For the TL Facility, the applicable margin ranges from 0.25% to 0.85% for borrowings at the base rate and 1.25% to 1.85% for borrowings at the SOFR rate based on the total leverage ratio of the Operating Partnership and its subsidiaries. Additionally, for the Revolving Facility, there is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The TL Facility is fully disbursed as of December 31, 2025.

Table of Content
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2025	December 31, 2024
Revolving facility	S+applicable margin(1)	September 26, 2028	$440,000	$169,000	$173,000
TL facility	S+applicable margin(1)	September 26, 2028	225,000	225,000	134,000
Credit facility			$665,000	$394,000	$307,000
(1) The weighted-average interest rates for the year ended December 31, 2025 for the Revolving and TL facility were 5.80% and 5.47%, respectively.
As of December 31, 2025 and 2024, the Company had $394.0 million and $307.0 million, respectively, in borrowings and had outstanding accrued interest of $1.5 million and $1.3 million, respectively, under the Credit Facility. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $19.4 million, $18.6 million and $14.5 million, respectively, in interest expense under the Credit Facility.
As of December 31, 2025, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of December 31, 2025 ($ in thousands):

Year	Credit Facility
2026	—
2027	—
2028	$394,000
2029	—
2030	—
Thereafter	—
Total	$394,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	67,242	68,721
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	1.86%	03/28/30	17,237	—
Total fixed rate mortgages payable				214,729	198,971
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.78%(1) (2)	12/31/32	29,963	19,785
Total mortgages payable				244,692	218,756
Deferred financing costs, net				(1,225)	(845)
Discount on assumed mortgage notes				(6,680)	(8,429)
Mortgages payable, net				$236,787	$209,482
(1) The term "C" refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate ("CIBOR").
(2) CASA Nord entered into an interest rate swap on July 31, 2025, which fixed the rate at 2.85%. See Note 18 for additional detail.
As of both December 31, 2025 and 2024, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $7.1 million, $6.2 million and $6.1 million, respectively, in interest expense on mortgages payable.

Table of Content
The following table presents the future principal payments due under mortgages payable as of December 31, 2025
($ in thousands):

Year	Mortgages Payable
2026	$54,622
2027	15,569
2028	70,731
2029	14,202
2030	17,282
Thereafter	72,286
Total	$244,692
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of December 31, 2025, the Company had one note outstanding with Capital One which matures on April 9, 2026. The note is collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7. As of December 31, 2025, the total principal amount of the note was $71.9 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the years ended December 31, 2025, 2024, and 2023 was $4.3 million, $4.9 million, and $4.7 million respectively, based on a rate of SOFR plus 1.65%.
The following table summarizes the Company’s note payable balance as of December 31, 2025 ($ in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$71,860	$69,170
Financing proceeds	—	2,685
Net unrealized (gain) loss	(110)	5
Ending balance	$71,750	$71,860
The following table presents the future principal payments due under the note payable as of December 31, 2025
($ in thousands):

Year	Note Payable(1)
2026	$71,947
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rate on the note payable for the year ended December 31, 2025 was 5.98%.

Table of Content
Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2025	December 31, 2024
Straight-line rent receivable	$17,700	$15,311
Receivables	7,271	6,374
Deferred financing costs on credit facility, net	4,120	267
Prepaid expenses	3,279	3,175
Right-of-use asset - finance leases	2,340	2,396
Right-of-use asset - operating lease	1,992	2,027
Other	1,193	1,145
Total	$37,895	$30,695
The following table summarizes the components of Accounts Payable, Accrued Expenses and Other Liabilities
($ in thousands):

	December 31, 2025	December 31, 2024
Common stock repurchases	$19,294	$14,715
Accounts payable and accrued expenses	15,681	13,327
Real estate taxes payable	8,439	8,099
Tenant security deposits	7,572	6,871
Prepaid rental income	5,645	6,807
Other	5,291	5,163
Lease liability - finance leases	2,510	2,517
Accrued interest expense	2,372	2,068
Deferred tax liability	2,279	2,188
Lease liability - operating lease	2,213	2,186
Total	$71,296	$63,941
Note 14. Related Party Transactions
Advisory Fees
Pursuant to the advisory agreement among the Company, Operating Partnership, and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Advisor receives fees, payable monthly in arrears, in connection with the management of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
The Company does not pay the advisory fee with regard to its investments in the International Affiliated Funds.
As of December 31, 2025 and 2024, the Company had accrued advisory fees of $2.4 million and $2.2 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023 the Company incurred advisory fee expenses of $24.8 million, $23.5 million, and $24.7 million, respectively.
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

Table of Content
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

The Company entered into an agreement with Frigatebird CP Holdings LLC (“MyPlace”), an affiliate of TIAA, to assist the Company in acquiring and managing self-storage properties in the United States. MyPlace is a vertically integrated company with acquisition, asset, property and construction management capabilities. As part of the joint venture arrangement with MyPlace, if certain internal rate of return hurdles are met, MyPlace will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. MyPlace has the ability to exercise the crystallization event between the fifth and seventh anniversaries from the effective date of the agreement, with such amounts being recorded as Redeemable Non-Controlling Interest on the Company's Consolidated Balance Sheets.
As of both December 31, 2025 and December 31, 2024, the Company recorded Redeemable Non-Controlling Interest of $0.3 million on the Company’s Consolidated Balance Sheets as further described in Note 19. Equity and Redeemable Non-Controlling Interest.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the year ended December 31, 2025, the Company incurred less than $0.1 million, attributable to Nuveen RE PMS.
On August 13, 2025, the Company entered into an agreement with Nuveen Alternative Advisors, LLC (“NAA”), an affiliate of the Advisor for the purpose of the renewal and expansion of the lease for tenant Allegheny Health Network at the Federal North property, which is part of the Project Sullivan healthcare portfolio. For the year ended December 31, 2025, the Company paid NAA a leasing commission of $1.6 million, or approximately 1.14% of the total gross rent due.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the year ended December 31, 2025 ($ in thousands):

Service provided	Nexcore	MyPlace	NAA
Property and project management services	$176	$39	$—
Acquisition and asset management services	—	194	—
Leasing commissions (1)	—	—	1,635
Total	$176	$233	$1,635
(1) Represents leasing commissions incurred and paid during the period. Leasing commissions are deferred leasing costs recorded as a component of Intangible Assets, Net on the Company’s Consolidated Balance Sheets and amortized over the lives of the related leases, as further described in Note 2.

Table of Content
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the year ended December 31, 2024 ($ in thousands):

Service provided	NexCore	Sparrow	MyPlace
Property and project management services	$462	$378	$37
Acquisition and asset management services	—	220	194
Accounting and leasing services	187	—	—
Total	$649	$598	$231
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Initial Public Offering and the Follow-on Offering and serves as the dealer manager for the Third Public Offering (together, the “Offerings”). The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the years ended December 31, 2025, 2024, and 2023, the Company incurred stockholder servicing fees of $6.1 million, $6.3 million, and $6.8 million, respectively. As of December 31, 2025, the Company had accrued approximately $35.6 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the last month of the reporting period.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	December 31, 2025	December 31, 2024
Accrued stockholder servicing fees(1)	$35,603	$43,853
Advanced organization and offering expenses	739	1,677
Total	$36,342	$45,530
(1) The Company accrues the full amount of future stockholder servicing fees payable to the Dealer Manager for Class T, Class S and Class D shares up to 8.75% of gross proceeds at the time such shares are sold (or, for Class T only, a lower limit set forth in the applicable agreement with the selling broker-dealer). The Dealer Manager has entered into agreements with selected dealers distributing the Company’s shares in the Offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and the dealer manager fee and all or a portion of stockholder servicing fees received by the Dealer Manager to such selected dealers. The Company will cease paying stockholder servicing fees upon a listing of Class I shares, the Company's merger or consolidation into another entity or a sale of all or substantially all of the Company's assets, or if the total underwriting compensation paid in respect of the offering in which the shares were issued reaches 10.0% of the gross proceeds from the primary offering.
See Note 19. Equity and Redeemable Non-Controlling Interest for additional information related to TIAA’s purchase of $300.0 million Class N shares through its wholly owned subsidiary.
See Note 6. Investment in International Affiliated Funds for additional information related to the Company’s investment in International Affiliated Funds, in which affiliates of the Advisor serve as the investment adviser and receive management fees.
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

Table of Content
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
As of December 31, 2025, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 7% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of rental income for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
Rental Income	2025	2024	2023
Fixed lease payments	$142,358	$136,105	$133,199
Variable lease payments	36,442	33,993	32,567
Straight-line rental income	2,389	1,785	4,084
Net increase to rental income related to above and below market lease amortization	4,115	3,609	4,124
Total	$185,304	$175,492	$173,974
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term, excluding short-term multifamily, self-storage and single-family rentals are as follows ($ in thousands):

Year	Future Minimum Rents
2026	$92,470
2027	83,589
2028	70,956
2029	57,495
2030	47,279
Thereafter	169,041
Total	$520,830
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of December 31, 2025, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.

Table of Content
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows ($ in thousands):

Assets:	December 31, 2025	December 31, 2024
Right-of-use asset - finance leases	$2,340	$2,396
Right-of-use asset - operating lease	1,992	2,027
Liabilities:
Lease liability - finance leases	2,510	2,517
Lease liability - operating lease	2,213	2,186
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of December 31, 2025, the weighted average remaining lease terms of the Company’s operating lease and finance leases were 35 years and 42 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of December 31, 2025 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2026	$169	$219
2027	169	219
2028	169	219
2029	169	219
2030	169	219
Thereafter	7,262	8,242
Total undiscounted future lease payments	8,107	9,337
Difference between undiscounted cash flows and discounted cash flows	(5,894)	(6,827)
Total lease liability	$2,213	$2,510
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations and for the years ended December 31, 2025, 2024 and 2023 the Company incurred operating ground lease costs of $0.2 million, $0.2 million and $0.3 million, respectively.
The following table details the components of the Company’s finance leases ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest on lease liabilities	$212	$213	$302
Amortization of right-of-use assets	56	56	79
Total finance lease cost	$268	$269	$381
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

Table of Content
Interest Rate Contracts
Certain of the Company’s transactions expose the Company to interest rate risk, which include exposure to variable interest rates on certain loans secured by the Company’s real estate. The Company uses derivative financial instruments, which includes interest rate swaps, and may also include caps, options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	December 31, 2025
Interest Rate Derivatives	Number of instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps - property debt	5	DKK 190,428	2.85%	CIBOR	5.0	7/31/2025	12/30/2030
Interest rate swaption	1	EUR 24,000	2.30%	EURIBOR	0.2	12/23/2025	2/27/2026
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in an Asset Position(1)		Fair Value of Derivative in a Liability Position(2)
Derivative financial instrument	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest rate swaps - property debt	$—	$—	$435	$688
Interest rate swaption	306	—	—	—
Total derivative financial instrument	$306	$—	$435	$688
(1) Included in Other Assets on the Company's Consolidated Balance Sheets.
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company's Consolidated Balance Sheets.
For the years ended December 31, 2025, 2024, and 2023 the Company recorded unrealized gains (losses) related to changes in fair value of its derivative financial instrument of $0.3 million, $(0.6) million, and $(0.1) million.
Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of December 31, 2025, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Class T Shares	500,000	0.01
Class S Shares	500,000	0.01
Class D Shares	500,000	0.01
Class I Shares	500,000	0.01
Class N Shares	100,000	0.01
Preferred Stock	100,000	0.01
Total	2,200,000
The Company’s board of directors may amend the Charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue, or to issue additional classes of stock.
Preferred Stock
On October 8, 2020, a subsidiary of Operating Partnership sold 125 shares of preferred stock in a private placement to effectuate the formation of a REIT established to hold the Company’s industrial property located in Massachusetts for tax management purposes.

Table of Content
Common Stock
As of December 31, 2025, the Company had issued and outstanding 12,661,684 shares of Class T common stock, 47,558,054 shares of Class S common stock, 7,304,472 shares of Class D common stock, 108,739,655 shares of Class I common stock and 23,880,039 shares of Class N common stock.
The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) for the years ended December 31, 2025, 2024 and 2023:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
January 1, 2023	17,285	45,277	8,010	79,727	29,731	180,030
Common Stock Issued(1)	(138)	5,182	429	17,488	—	22,961
Distribution reinvestment plan	413	1,200	201	2,421	—	4,235
Vested stock grant	—	—	—	21	—	21
Common stock repurchased	(832)	(7,096)	(1,340)	(18,468)	—	(27,736)
December 31, 2023	16,728	44,563	7,300	81,189	29,731	179,511
Common Stock Issued(1)	(67)	4,519	429	19,707	—	24,588
Distribution Reinvestment	387	1,188	203	2,531	—	4,309
Vested Stock Grant	—	—	—	22	—	22
Common Stock Repurchased	(1,443)	(4,917)	(731)	(16,414)	—	(23,505)
December 31, 2024	15,605	45,353	7,201	87,035	29,731	184,925
Common Stock Issued(1)	(2,375)	5,918	493	30,134	—	34,170
Distribution Reinvestment	335	1,234	193	2,816	—	4,578
Vested Stock Grant	—	—	—	27	—	27
Common Stock Repurchased	(903)	(4,947)	(583)	(11,272)	(5,851)	(23,556)
December 31, 2025	12,662	47,558	7,304	108,740	23,880	200,144
(1) Common stock issued includes conversions between share classes.
TIAA purchased $300.0 million in shares of the Company’s Class N common stock (less the $200,000 initial capitalization)
through its wholly owned subsidiary. TIAA may submit a portion of its Class N shares for repurchase, provided that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the year ended December 31, 2025, the Company repurchased a total of 5,850,569 of TIAA's Class N shares for $70.0 million pursuant to the terms described above.
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

Table of Content
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of December 31, 2025 and 2024, the Company had accrued $10.4 million and $9.6 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company declared and paid distributions of $118.5 million, $115.4 million and $119.1 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.7752 per share for the year ended December 31, 2025. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables detail the net distribution for each of the Company’s share classes:

	Year Ended December 31, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.7752	$0.7752	$0.7752	$0.7752	$0.7752
Advisory fee per share of common stock	(0.1373)	(0.1356)	(0.1376)	(0.1371)	(0.0744)
Stockholder servicing fee per share of common stock	(0.0972)	(0.0970)	(0.0283)	—	—
Net distribution per share of common stock	$0.5407	$0.5426	$0.6093	$0.6381	$0.7008
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2024
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8668	$0.8668	$0.8668	$0.8668	$0.8668
Advisory fee per share of common stock	(0.1526)	(0.1506)	(0.1530)	(0.1523)	(0.0826)
Stockholder servicing fee per share of common stock	(0.1084)	(0.1079)	(0.0310)	—	—
Net distribution per share of common stock	$0.6058	$0.6083	$0.6828	$0.7145	$0.7842

Table of Content
The following tables detail the net distribution for each of the Company's share classes:

	Year Ended December 31, 2023
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.8245	$0.8245	$0.8245	$0.8245	$0.8245
Advisory fee per share of common stock	(0.1467)	(0.1408)	(0.1453)	(0.1407)	(0.0796)
Stockholder servicing fee per share of common stock	(0.1052)	(0.1053)	(0.0306)	—	—
Net distribution per share of common stock	$0.5726	$0.5784	$0.6486	$0.6838	$0.7449
Distributions for the years ended December 31, 2025, 2024, and 2023, respectively, were characterized, for federal income tax purposes, as 90%, 91%, and 100% return of capital.
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
For the years ended December 31, 2025, 2024, and 2023, the Company repurchased shares of its common stock for $272.8 million, $276.2 million, and $341.0 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2025, 2024, and 2023.
Redeemable Non-Controlling Interest
The Company's affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of December 31, 2025 and 2024, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.3 million as of both December 31, 2025 and 2024, respectively.

Table of Content
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
The following table sets forth the financial position by segment ($ in thousands):

	December 31, 2025	December 31, 2024
Industrial	$556,911	$540,374
Healthcare	422,335	440,182
Multifamily	358,290	315,799
Retail	286,320	258,614
Single-Family Housing	137,892	142,490
Office	109,090	109,948
Self-Storage	57,282	57,722
Commercial Mortgage Loans	375,101	370,172
Real Estate-Related Securities(1)	242,803	207,422
International Affiliated Funds	116,984	109,056
Other (Corporate)	67,565	45,198
Total assets	$2,730,573	$2,596,977
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Table of Content
The following table sets forth the financial results by segment for the year ended December 31, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$52,748	$45,729	$32,927	$25,010	$11,358	$13,236	$4,296	$—	$—	$—	$—	$185,304
Income from commercial mortgage loans	—	—	—	—	—	—	—	26,732	—	—	—	26,732
Total segment revenues	52,748	45,729	32,927	25,010	11,358	13,236	4,296	26,732	—	—	—	212,036
Expenses:
Property operating	14,808	16,406	13,557	7,059	5,570	4,487	2,781	—	—	—	—	64,668
Total segment expenses	14,808	16,406	13,557	7,059	5,570	4,487	2,781	—	—	—	—	64,668
Realized and unrealized gain from real estate-related securities									2,985			2,985
Realized and unrealized gain from real estate debt									686			686
Unrealized gain on note payable											110	110
Unrealized gain from interest rate derivative											331	331
Income from equity investments in unconsolidated international affiliated funds										2,217		2,217
Unrealized loss on commercial mortgage loans								(9,058)				(9,058)
Segment net operating income	$37,940	$29,323	$19,370	$17,951	$5,788	$8,749	$1,515	$17,674	$3,671	$2,217	$441	$144,639
Depreciation and amortization	(23,199)	(23,757)	(10,709)	(10,795)	(4,858)	(6,013)	(1,703)	—	—	—	—	(81,034)
General and administrative expenses											(9,232)	(9,232)
Advisory fee due to affiliate											(30,869)	(30,869)
Interest income											9,719	9,719
Interest expense											(42,842)	(42,842)
Net loss												$(9,619)
Net income attributable to non-controlling interests												38
Net income attributable to preferred stock												15
Net loss attributable to common stockholders												$(9,672)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Table of Content

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$48,940	$45,290	$31,925	$18,978	$11,214	$15,062	$4,083	$—	$—	$—	$—	$175,492
Income from commercial mortgage loans	—	—	—	—	—	—	—	30,718	—	—	—	30,718
Total segment revenues	48,940	45,290	31,925	18,978	11,214	15,062	4,083	30,718	—	—	—	206,210
Expenses:
Property operating	14,131	15,269	13,252	5,682	6,021	4,287	2,879	—	—	—	—	61,521
Total segment expenses	14,131	15,269	13,252	5,682	6,021	4,287	2,879	—	—	—	—	61,521
Realized gain on sale of real estate investments					15							15
Realized and unrealized gain from real estate-related securities									5,190			5,190
Realized and unrealized gain from real estate debt									3,175			3,175
Unrealized loss on note payable											(5)	(5)
Loss from equity investments in unconsolidated international affiliated funds										(1,215)		(1,215)
Unrealized gain on commercial mortgage loans								2,313				2,313
Segment net operating income	$34,809	$30,021	$18,673	$13,296	$5,193	$10,775	$1,204	$33,031	$8,365	$(1,215)	$(5)	$154,162
Depreciation and amortization	(23,171)	(24,254)	(9,974)	(8,553)	(4,599)	(7,332)	(1,861)	—	—	—	—	(79,744)
Unrealized loss from interest rate derivative											(597)	(597)
General and administrative expenses											(8,859)	(8,859)
Advisory fee due to affiliate											(29,843)	(29,843)
Interest income											7,798	7,798
Interest expense											(44,477)	(44,477)
Net loss												$(1,560)
Net loss attributable to non-controlling interests												(23)
Net income attributable to preferred stock												15
Net loss attributable to common stockholders												$(1,552)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Table of Content

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$51,407	$43,888	$31,412	$18,684	$10,730	$13,941	$3,912	$—	$—	$—	$—	$173,974
Income from commercial mortgage loans	—	—	—	—	—	—	—	27,945	—	—	—	27,945
Total segment revenues	51,407	43,888	31,412	18,684	10,730	13,941	3,912	27,945	—	—	—	201,919
Expenses:
Property operating	14,743	14,364	12,832	5,526	5,764	4,101	2,320	—	—	—	—	59,650
Total segment expenses	14,743	14,364	12,832	5,526	5,764	4,101	2,320	—	—	—	—	59,650
Realized and unrealized gain from real estate-related securities									12,565			12,565
Realized and unrealized loss from real estate debt									(1,258)			(1,258)
Unrealized loss on note payable											(140)	(140)
Loss from equity investments in unconsolidated international affiliated funds										(6,947)		(6,947)
Unrealized loss on commercial mortgage loans								(3,325)				(3,325)
Segment net operating income	$36,664	$29,524	$18,580	$13,158	$4,966	$9,840	$1,592	$24,620	$11,307	$(6,947)	$(140)	$143,164
Depreciation and amortization	(25,905)	(24,774)	(10,571)	(8,816)	(4,051)	(7,271)	(3,587)	—	—	—	—	(84,975)
Unrealized loss from interest rate derivative											(122)	(122)
General and administrative expenses											(8,261)	(8,261)
Advisory fee due to affiliate											(31,539)	(31,539)
Interest income											8,679	8,679
Interest expense											(39,778)	(39,778)
Net loss												$(12,832)
Net loss attributable to non-controlling interests												(93)
Net income attributable to preferred stock												15
Net loss attributable to common stockholders												$(12,754)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company's Consolidated Balance Sheets.

Table of Content
Note 21. DST Program
In June 2025, the Company, through Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific DSTs holding the DST Properties. Under the DST Program, each DST Property may be sourced from the Company's real properties or from third parties, will be held in a DST, and will be leased by a wholly-owned subsidiary of Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of Operating Partnership (“OP Units”) or cash, at the Company's sole discretion. After a one-year holding period, investors who receive OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at the Company's sole discretion, shares of common stock of the Company, cash, or a combination of both.
The sales of DST Interests are accounted for as sales of equity interests. As of December 31, 2025, the Company has raised $26.6 million related to the DST Program, which is included in Non-Controlling Interests and Additional paid-in capital in the Company's Consolidated Balance Sheets.
As of December 31, 2025, the UP Minneapolis Industrial properties are included in the Company's DST Program and are included in Investments in Real Estate, Net in the Company's consolidated financial statements.
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
Note 22. Subsequent Events
In February 2026, the Company acquired a 100% leased light industrial facility for $14.8 million located in the Roswell submarket of Atlanta.
In March 2026, the Company acquired a 95.4% leased grocery-anchored retail property for $27.0 million located in the Avondale submarket of Chicago.

Table of Content
Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)
Schedule III

				Initial Costs			Gross Amount at Which Carried at Close of Period (a)
Property Location	Property Type	Year Built	Year Acquired	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives
Aurora IL	Multi-Family	2013	2017	$5,894	$44,713	$2,990	$6,084	$47,513	$53,597	$(10,457)	10 - 40 years
Phoenix, AZ	Industrial	1998	2017	3,891	11,337	1	3,891	12,613	16,504	(2,682)	10 - 40 years
Denver & Golden, CO	Industrial	Various	2017	8,773	38,496	1,888	8,773	40,385	49,158	(9,918)	10 - 40 years
Austin, TX	Multi-Family	2017	2018	8,385	36,319	1	8,385	37,643	46,028	(8,099)	10 - 40 years
Atlanta, GA	Office	1970	2018	4,472	25,598	233	4,472	25,831	30,303	(5,900)	10 - 40 years
Houston, TX	Retail	2016	2018	10,708	74,419	430	10,708	74,849	85,557	(17,819)	10 - 40 years
Henderson, NV	Industrial	2017	2018	4,475	18,316	(353)	4,475	17,962	22,437	(3,981)	10 - 40 years
Salt Lake City, UT	Office	2017	2019	3,964	32,945	2	3,964	34,913	38,877	(8,292)	10 - 40 years
Moreno Valley, CA	Industrial	1993	2019	4,376	13,157	662	4,376	13,819	18,195	(3,544)	10 - 40 years
San Antonio, TX	Healthcare	1972	2019	6,124	26,338	2	6,124	28,532	34,656	(8,187)	10 - 40 years
Boston, MA	Industrial	1973	2020	11,612	36,842	1	11,612	37,891	49,503	(6,766)	10 - 40 years
Atlanta, GA (Other)	Healthcare	2017	2020	1,422	7,795	25	1,422	7,820	9,242	(1,781)	10 - 40 years
Chicago, IL	Healthcare	1986	2020	2,867	6,903	9	2,867	6,912	9,779	(2,265)	10 - 40 years
San Antonio, TX (Industrial)	Industrial	1983	2020	2,815	7,129	499	2,815	7,628	10,443	(1,427)	10 - 40 years
Boulder, CO	Healthcare	1984	2021	3,645	7,895	618	3,645	8,513	12,158	(2,282)	10 - 40 years
Sugar Land, TX	Healthcare	2007	2021	3,129	9,200	750	3,128	9,951	13,079	(1,803)	10 - 40 years
Huntersville, NC	Multi-Family	2016	2021	6,552	61,509	2	6,582	63,515	70,097	(7,835)	10 - 40 years
San Diego, CA	Healthcare	1996	2021	10,586	36,814	5,665	10,767	42,297	53,064	(10,757)	10 - 40 years
Morrisville, NC	Office	1990	2021	3,953	16,390	60	3,943	16,460	20,403	(4,301)	10 - 40 years
Langhome, PA	Healthcare	1987	2021	6,918	16,947	3,650	6,861	20,654	27,515	(6,063)	10 - 40 years
Langhome, PA	Healthcare	1988	2021	3,714	9,830	2	3,714	11,891	15,605	(2,769)	10 - 40 years
Roseville, CA	Healthcare	1996	2021	3,464	24,439	5,373	3,611	29,665	33,276	(5,646)	10 - 40 years
McKinney, TX	Multi-Family	2002	2021	7,903	78,125	3,440	7,903	81,565	89,468	(8,712)	10 - 40 years
Houston, TX	Industrial	2003	2021	2,056	11,315	(39)	2,056	11,275	13,331	(1,745)	10 - 40 years
Schertz, TX	Industrial	2007	2021	3,037	7,856	547	3,037	8,404	11,441	(1,445)	10 - 40 years
Seneca, SC	Multi-Family	2021	2021	5,004	42,994	188	5,063	43,074	48,137	(4,918)	10 - 40 years
Various	Single-Family	Various	2021	26,878	64,797	56,263	38,924	109,014	147,938	(17,346)	10 - 40 years
Tampa, FL	Industrial	1979	2022	8,011	43,689	3	8,011	46,234	54,245	(5,701)	10 - 40 years
Houston, TX	Industrial	1973	2022	8,660	64,967	3	8,660	67,623	76,283	(7,481)	10 - 40 years
Brooklyn Park & Burnsville, MN	Industrial	Various	2022	12,972	37,549	1,969	12,972	39,517	52,489	(6,418)	10 - 40 years
Orlando, FL	Retail	2008	2022	7,056	19,700	3	7,323	22,698	30,021	(2,665)	10 - 40 years
Hudson, FL	Retail	1994	2022	4,446	9,250	45	4,477	9,264	13,741	(1,439)	10 - 40 years
Tampa, FL	Retail	2004	2022	6,669	15,977	206	6,708	16,144	22,852	(2,378)	10 - 40 years
Coral Springs, FL	Retail	1998	2022	7,926	23,589	13	7,926	23,603	31,529	(2,718)	10 - 40 years
Winter Garden, FL	Retail	2007	2022	5,799	20,759	183	5,875	20,866	26,741	(2,491)	10 - 40 years
Palm Bay, FL	Self-Storage	1996	2022	580	4,228	149	620	4,337	4,957	(406)	10 - 40 years
Sugar Land, TX	Self-Storage	2019	2022	770	19,009	66	788	19,057	19,845	(1,699)	10 - 40 years
Houston, TX	Self-Storage	1980	2022	1,250	7,785	16	1,261	7,791	9,052	(679)	10 - 40 years
Pflugerville, TX	Self-Storage	2014	2022	1,100	11,703	3	1,100	11,706	12,806	(882)	10 - 40 years
Wilsonville, OR	Industrial	1986	2022	12,730	46,470	82	12,730	46,552	59,282	(4,927)	10 - 40 years
Atlanta, GA	Healthcare	Various	2022	15,442	43,234	293	15,442	43,527	58,969	(7,152)	10 - 40 years
McKinney, TX	Healthcare	Various	2022	182	71,284	2,750	182	74,034	74,216	(9,989)	10 - 40 years
Clearwater, FL	Healthcare	2011	2022	3,936	15,029	4	3,936	18,587	22,523	(2,016)	10 - 40 years
Tampa, FL	Healthcare	2012	2022	303	17,529	—	303	17,529	17,832	(2,524)	10 - 40 years
Tampa, FL	Healthcare	1979	2022	4,845	25,046	23	4,845	25,070	29,915	(4,009)	10 - 40 years
Pittsburgh, PA	Healthcare	1999	2022	3,028	61,501	2,176	3,028	63,677	66,705	(8,001)	10 - 40 years
Fort Worth, Haslet & Roanoke, TX	Industrial	Various	2022	21,413	105,645	1,344	21,413	106,988	128,401	(13,007)	10 - 40 years
Copenhagen, Denmark (International)	Multi-Family	Various	2022 & 2025	8,920	42,634	4,658	9,649	46,563	56,212	(3,066)	10 - 40 years
Brighton, CO	Self-Storage	2003	2023	2,258	10,439	28	2,274	10,451	12,725	(793)	10 - 40 years
Glen Allen, VA	Retail	2007	2024	9,191	43,044	—	9,191	43,044	52,235	(1,491)	10 - 40 years
Salt Lake City, UT	Industrial	2020	2025	8,874	20,607	1	8,874	20,607	29,481	(580)	10 - 40 years
Setagaya-ku, Tokyo (International)	Multi-Family	2007	2025	19,634	11,461	(1,680)	18,568	10,847	29,415	(130)	10 - 40 years
King of Prussia, PA	Retail	2000	2025	$5,964	$26,661	$1	$5,964	$26,661	$32,625	$(402)	10 - 40 years
Total				$348,576	$1,587,207	$95,248	$361,322	$1,693,566	$2,054,888	$(259,784)
(a) The aggregate cost for federal income tax purposes at December 31, 2025 was approximately $2.1 billion.

Table of Content

Nuveen Global Cities REIT, Inc.
Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)
Schedule III
The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $17.3 million. Accumulated Depreciation does not include $10.3 million of accumulated depreciation related to Furniture, Fixtures and Equipment.
Changes in rental properties and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023, are as follows
($ in thousands):

Rental Properties	2025	2024	2023
Balance at beginning of period	$1,932,113	$1,867,214	$1,835,529
Additions	122,775	64,899	31,685
Balance at end of period	$2,054,888	$1,932,113	$1,867,214
Accumulated Depreciation	2025	2024	2023
Balance at beginning of period	$198,946	$140,873	$84,098
Additions	60,838	58,073	56,775
Balance at end of period	$259,784	$198,946	$140,873