Form 10-K/A
period 2025-12-31
Nuveen Global Cities REIT, Inc.
filed 2026-03-25
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Nuveen Global Cities REIT, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission on March 20, 2026 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of inserting the conformed signatures of the Company and its board of directors, which were obtained prior to the filing of the Original Form 10-K, but inadvertently omitted from the filing.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No other revisions are being made to the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, and new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) are filed herewith as exhibits.
I

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

II

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuveen Global Cities REIT, Inc.

Date: March 24, 2026	By:	/s/ Michael J.L. Sales
Michael J.L. Sales
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J.L. Sales	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2026
Michael J.L. Sales

/s/ Robert J. Redican	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2026
Robert J. Redican

/s/ John L. MacCarthy	Director	March 24, 2026
John L. MacCarthy

/s/ Donna Brandin	Director	March 24, 2026
Donna Brandin

/s/ John R. Chandler	Director	March 24, 2026
John R. Chandler

/s/ Steven R. Hash	Director	March 24, 2026
Steven R. Hash

/s/ Robert E. Parsons, Jr.	Director	March 24, 2026
Robert E. Parsons, Jr.
III