Form 10-Q
period 2026-03-31
Nuveen Global Cities REIT, Inc.
filed 2026-05-13
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
As of May 13, 2026, there were 11,085,205 outstanding shares of Class T common stock, 47,724,809 outstanding shares of Class S common stock, 7,295,480 outstanding shares of Class D common stock, 115,637,019 outstanding shares of Class I common stock and 23,026,429 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,877,514	$1,802,121
Investment in commercial mortgage loans, at fair value	374,009	375,101
Investment in real estate debt, at fair value	152,996	140,011
Investments in international affiliated funds	115,062	116,984
Investments in real estate-related securities, at fair value	106,622	102,792
Intangible assets, net	85,409	79,277
Cash and cash equivalents	45,470	44,551
Restricted cash	28,132	31,841
Other assets, net	38,125	37,895
Total assets	$2,823,339	$2,730,573
Liabilities and Equity
Credit facility	$448,000	$394,000
Mortgages payable, net	263,649	236,787
Loan participations, at fair value	108,930	108,670
Note payable, at fair value	71,750	71,750
Accounts payable, accrued expenses, and other liabilities	78,523	71,296
Due to affiliates	34,805	36,342
Intangible liabilities, net	36,819	31,493
Subscriptions received in advance	27,236	30,963
Distributions payable	10,257	10,356
Total liabilities	1,079,969	991,657
Redeemable non-controlling interest	243	285
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 11,401,917 and 12,661,684 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	115	128
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 47,378,463 and 47,558,054 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	476	477
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 7,341,172 and 7,304,472 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	74	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 111,943,641 and 108,739,655 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,119	1,087
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 23,454,145 and 23,880,039 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	234	238
Additional paid-in capital	2,323,414	2,305,092
Accumulated deficit and cumulative distributions	(626,650)	(597,829)
Accumulated other comprehensive income (loss)	(410)	1,894
Total stockholders’ equity	1,698,497	1,711,285
Non-controlling interests	44,630	27,346
Total equity	1,743,127	1,738,631
Total liabilities and equity	$2,823,339	$2,730,573
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$47,814	$44,571
Income from commercial mortgage loans	4,923	7,257
Total revenues	52,737	51,828
Expenses
Rental property operating	16,470	15,525
General and administrative	2,608	1,799
Advisory fee due to affiliate	7,819	7,479
Depreciation and amortization	20,317	20,322
Total expenses	47,214	45,125
Other income (expense)
Realized and unrealized gain from real estate-related securities	5,167	1,829
Realized and unrealized (loss) gain from real estate debt	(674)	392
Income (loss) from equity investments in unconsolidated international affiliated funds	251	(2,955)
Unrealized loss on commercial mortgage loans	(1,470)	(535)
Unrealized gain from interest rate derivatives	90	72
Unrealized gain on note payable	—	190
Interest income	2,480	2,027
Interest expense	(9,452)	(10,641)
Total other (expense) income	(3,608)	(9,621)
Net income (loss)	$1,915	$(2,918)
Net income attributable to non-controlling interests	10	3
Net income attributable to preferred stock	4	4
Net income (loss) attributable to common stockholders	$1,901	$(2,925)
Net income (loss) per share of common stock - basic and diluted	$0.01	$(0.02)
Weighted-average shares of common stock outstanding, basic and diluted	200,967,547	186,790,640

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,915	$(2,918)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,304)	3,422
Comprehensive (loss) income	(389)	504
Comprehensive income attributable to non-controlling interests	10	3
Comprehensive income attributable to preferred stock	4	4
Comprehensive (loss) income attributable to common stockholders	$(403)	$497
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended March 31, 2026
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2025	$125	$128	$477	$73	$1,087	$238	$2,305,092	$(597,829)	$1,894	$1,711,285	$27,346	$1,738,631
Common stock issued (1)	—	(8)	13	2	71	—	90,475	—	—	90,553	—	90,553
Distribution reinvestment	—	1	3	—	8	—	13,829	—	—	13,841	—	13,841
Common stock repurchased	—	(6)	(17)	(1)	(47)	(4)	(86,102)	—	—	(86,177)	—	(86,177)
Amortization of restricted stock grants	—	—	—	—	—	—	78	—	—	78	—	78
Net income	4	—	—	—	—	—	—	1,901	—	1,905	10	1,915
Distributions on common stock	—	—	—	—	—	—	—	(30,722)	—	(30,722)	—	(30,722)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	17,701	17,701
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(427)	(427)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,304)	(2,304)	—	(2,304)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	42	—	—	42	—	42
Balance at March 31, 2026	$125	$115	$476	$74	$1,119	$234	$2,323,414	$(626,650)	$(410)	$1,698,497	$44,630	$1,743,127

Three Months Ended March 31, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common stock issued (1)	—	(6)	17	—	65	—	88,429	—	—	88,505	—	88,505
Distribution reinvestment	—	1	3	—	7	—	12,672	—	—	12,683	—	12,683
Common stock repurchased	—	(2)	(15)	(1)	(30)	(12)	(70,286)	—	—	(70,346)	—	(70,346)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—	—	—	—	(2,925)	—	(2,921)	3	(2,918)
Distributions on common stock	—	—	—	—	—	—	—	(29,045)	—	(29,045)	—	(29,045)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,422	3,422	—	3,422
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	44	—	—	44	—	44
Balance at March 31, 2025	$125	$150	$459	$71	$912	$285	$2,153,704	$(500,860)	$(4,580)	$1,650,266	$3,476	$1,653,742

(1) Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,915	$(2,918)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Depreciation and amortization	20,317	20,322
Unrealized gain on changes in fair value of real estate-related securities	(4,680)	(50)
Realized loss (gain) on sale of real estate-related securities	518	(846)
Unrealized loss (gain) on changes in fair value of real estate debt	714	(357)
Realized gain on sale of real estate debt	(41)	(35)
Unrealized gain on changes in fair value of note payable	—	(190)
Unrealized loss on changes in fair value of commercial mortgage loans	1,470	535
Unrealized gain on changes in fair value of interest rate derivatives	(90)	(72)
(Gain) loss from equity investments in unconsolidated international affiliated funds	(251)	2,955
Income distributions from equity investments in unconsolidated international affiliated funds	282	790
Payment-in-kind interest on commercial mortgage loans	(118)	(148)
Straight-line rent adjustment	(2,168)	(298)
Amortization of above- and below-market lease intangibles	(1,000)	(1,032)
Amortization of deferred financing costs	423	139
Amortization of mortgage discount	421	471
Amortization of restricted stock grants	78	53
Change in assets and liabilities:
Increase (decrease) in other assets	2,231	(416)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,330)	(3,383)
Net cash provided by operating activities	18,691	15,520
Cash flows from investing activities:
Acquisitions of real estate	(89,360)	(60,885)
Origination and fundings of commercial mortgage loans	—	(224)
Capital improvements to real estate	(5,980)	(2,553)
Purchases of real estate-related securities	(24,473)	(15,416)
Proceeds from sale of real estate-related securities	25,567	17,130
Purchases of real estate debt	(23,181)	(10,190)
Proceeds from sale of real estate debt	9,547	2,989
Net cash used in investing activities	(107,880)	(69,149)
Cash flows from financing activities:
Proceeds from issuance of common stock	58,749	55,985
Repurchase of common stock	(80,060)	(63,693)
Offering costs paid	(411)	(294)
Borrowings under credit facility	60,000	40,000
Repayments on credit facility	(6,000)	—
Borrowings from mortgages payable	27,804	18,227
Payments on mortgages payable	(478)	(283)
Payment of deferred financing costs	(197)	(291)
Contributions from non-controlling interests	17,701	—
Payment of offering and organization costs due to affiliate	(285)	(186)
Distributions to preferred stockholders	(4)	(4)
Distributions to non-controlling interests	(427)	(24)
Subscriptions received in advance	27,236	28,449
Distributions	(16,980)	(16,242)
Net cash provided by financing activities	86,648	61,644
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(249)	(6)
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(2,790)	8,009
Cash and cash equivalents and restricted cash, beginning of period	76,392	55,764
Cash and cash equivalents and restricted cash, end of period	$73,602	$63,773
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$45,470	$34,409
Restricted cash	28,132	29,364
Total cash and cash equivalents and restricted cash	$73,602	$63,773

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2026	2025

Supplemental disclosures:
Interest paid	$8,950	$10,516
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(276)	$20
Accrued capital expenditures	$1,559	$—
Payment-in-kind interest on commercial mortgage loans	$118	$148
Proceeds receivable from sale of real estate debt	$72	$—
Proceeds receivable from sale of real estate-related securities	$(172)	$—
Accrued purchases of real estate debt	$(48)	$—
Accrued purchases of real estate-related securities	$934	$—
Non-cash financing activities:
Accrued distributions	$(99)	$—
Accrued stockholder servicing fees	$(1,252)	$(499)
Distribution reinvestments	$13,841	$12,683
Allocation to redeemable non-controlling interests	$(42)	$(44)
Accrued offering costs	$—	$74
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Organization and Business Purpose
Nuveen Global Cities REIT, Inc. (the “Company”) was formed on May 1, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018 and intends to operate in a manner that will allow it to continue to qualify as a REIT. The Company’s sponsor is Nuveen, LLC (the “Sponsor”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Global Cities REIT OP, LP, a Delaware limited partnership (the "Operating Partnership”). The Operating Partnership has issued a limited partner interest to Nuveen Global Cities REIT LP, LLC (the “Limited Partner”), a wholly owned subsidiary of the Company. The Company was organized to invest primarily in stabilized income-oriented commercial real estate in the United States and a substantial but lesser portion of the Company’s portfolio will include real properties located in Canada, Europe and the Asia-Pacific region. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Nuveen Real Estate Global Cities Advisors, LLC (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor and an investment advisory affiliate of Nuveen Real Estate (“Nuveen Real Estate”).
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231), the Company registered with the Securities and Exchange Commission (the “SEC”) its initial public offering up to $5.0 billion in shares of common stock (the “Initial Public Offering”). The Initial Public Offering was declared effective on January 31, 2018 and terminated on July 2, 2021.
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
As of March 31, 2026, the Company had received aggregate net proceeds of $2.6 billion from selling shares in the Offerings and unregistered private offerings.
On June 6, 2025, the Company, through the Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from the Company's real properties or from third parties.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
For our DST Program, the non-controlling interest represents the proceeds from the syndicated percentages of the DST Offerings. The non-controlling interest is presented as permanent equity on the Company's Consolidated Balance Sheets because the fair market value purchase option to exchange interests for units of the Operating Partnership or cash is based on the occurrence of a conditional event. See additional information on our DST Program in Note 21. The beneficial owners' allocation of the DST Program's income or loss is recorded as net income (loss) attributable to non-controlling interests on the Company's Consolidated Statements of Operations.
As of March 31, 2026 and December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $93.1 million and $30.6 million, and $95.4 million and $30.6 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, and other identified intangible assets) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses fair value using the income approach’s discounted cash flow method, using discount, capitalization, and fair market lease rates that it deems appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions.
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
In the event of a partial or whole sale of the commercial mortgage loan that qualifies for sale accounting under GAAP, the Company derecognizes the corresponding asset, and fees paid as part of the partial or whole sale are recognized on the Company’s Consolidated Statements of Operations.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$106,622	$—	$—	$106,622	$102,792	$—	$—	$102,792
Investments in real estate debt	—	152,996	—	152,996	—	140,011	—	140,011
Investments in commercial mortgage loans	—	—	374,009	374,009	—	—	375,101	375,101
Interest rate derivatives (1)	—	—	—	—	—	306	—	306
Total	$106,622	$152,996	$374,009	$633,627	$102,792	$140,317	$375,101	$618,210

Liabilities:
Loan participations	$—	$—	$108,930	$108,930	$—	$—	$108,670	$108,670
Note payable	—	—	71,750	71,750	—	—	71,750	71,750
Interest rate derivatives(2)	—	38	—	38	—	435	—	435
Total	$—	$38	$180,680	$180,718	$—	$435	$180,420	$180,855
(1) Included in Other Assets on the Company's Consolidated Balance Sheets
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans	Loan Participations		Note Payable
Balance as of December 31, 2025	375,101	$108,670		$71,750
Additional fundings(1)	118	—		—
Net unrealized loss on assets(2)	(1,210)	—		—
Net unrealized loss on liabilities	—	260	(b)	—
Balance as of March 31, 2026	$374,009	$108,930		$71,750
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Loss on Commercial Mortgage Loans of $1.5 million reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2026 includes unrealized loss of $1.2 million associated with commercial mortgage loans, and unrealized loss of $0.3 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of March 31, 2026.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 3.08% - 19.11% (5.28%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 3.10% - 5.71% (4.50%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.10% (2.10%)

(1) Secured Overnight Financing Rate (“SOFR”) as of March 31, 2026 was 3.7%.
(2) Weighted by outstanding principal balance.
As of March 31, 2026, the carrying value of the Company’s Credit Facility approximated fair value. The fair value of the Company’s mortgages payable was $262.2 million and $235.6 million as of March 31, 2026 and December 31, 2025, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Restricted Cash
As of March 31, 2026, the Company had $28.1 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $27.2 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of March 31, 2026, the Company had six active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investments, one domestic TRS to hold the senior portions of certain commercial mortgage loans, one domestic TRS for self-storage, nonrental-related business, and one domestic TRS for transactions related to the Delaware Statutory Trust (“DST”) Program. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 20% of the value of the Company’s total assets. For the three months ended March 31, 2026, the Company incurred federal income tax expense related to the TRSs of $0.1 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the three months ended March 31, 2026.
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
Deferred Taxes
As of March 31, 2026, the Company had a deferred tax liability of $2.3 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on October 31, 2021. As of March 31, 2026, the Company had reimbursed the Advisor $4.0 million of such expenses.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $0.5 million and $0.7 million remained outstanding as of March 31, 2026 and December 31, 2025, respectively. These organization and offering expenses are included in Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three months ended March 31, 2026 and 2025, the Company charged $0.3 million and $0.4 million, respectively, in offering costs to equity.
Foreign Currency
The financial position and results of operations of the Company’s wholly owned assets located in foreign jurisdictions are measured using the local currency as the functional currency and are translated into U.S. dollars for purposes of recording the related activity. Net income has been translated using the weighted-average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. Transactions, such as purchases of properties, income received, and expenses paid, executed in a foreign currency are translated into U.S. dollars at the effective exchange rate on the date of the transaction.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss) and as Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statements of Changes in Equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive (loss) income of $(2.3) million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$1,763,462	$1,693,566
Land and land improvements	382,468	361,322
Furniture, fixtures and equipment	17,457	17,282
Total	2,163,387	2,072,170
Accumulated depreciation	(285,873)	(270,049)
Investments in real estate, net	$1,877,514	$1,802,121
For the three months ended March 31, 2026 and 2025, depreciation expense was $15.9 million and $15.6 million, respectively.

Acquisitions
During the three months ended March 31, 2026, the Company acquired two industrial properties and one grocery-anchored retail property.
The following table provides details of the properties acquired during the three months ended March 31, 2026 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands)
Industrial	$63,917	2	2	218 Sq. Ft.
Grocery-anchored retail	27,458	1	1	93 Sq. Ft.
	$91,376	3	3
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The intangible assets and liabilities acquired during the three months ended March 31, 2026 had a weighted-average amortization period of 6.14 years and 16.68 years, respectively, as of the acquisition date.
During the three months ended March 31, 2025, the Company acquired one industrial property and one multifamily property. The following table provides details of the properties acquired during the three months ended March 31, 2025 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands) / Units (2)
Industrial	$30,131	1	1	265 Sq. Ft.
Multifamily	31,603	1	1	60 Units
	$61,734	2	2
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
Dispositions
The Company did not have any property dispositions during the three months ended March 31, 2026 and 2025.
The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Building and building improvements	$67,927	$32,154
Land and land improvements	21,567	28,424
Furniture, fixtures and equipment	—	361
In-place lease intangible assets (liabilities), net	7,022	2,782
Below-market lease intangible liabilities	(6,767)	(2,727)
Above-market lease intangible liabilities	298	—
Leasing commissions	456	395
Other intangibles	873	345
Total purchase price	$91,376	$61,734

Note 4. Investments in Real Estate-Related Securities
As of March 31, 2026 and December 31, 2025, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities, at Fair Value ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$102,792
Additions	25,407
Disposals	(25,739)
Unrealized gain	4,680
Realized loss	(518)
Ending balance as of March 31, 2026	$106,622
The following table summarizes the components of Realized and Unrealized Gain from Real Estate-Related Securities ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Unrealized gain	$4,680	$50
Realized (loss) gain	(518)	846
Dividend income	1,005	933
Total	$5,167	$1,829
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	March 31, 2026
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	4.98%	6/22/2043	$28,603	$27,503	$26,091
CMBS - Floating	6.00%	12/19/2039	127,911	127,308	126,905
Total	5.81%	8/9/2040	$156,514	$154,811	$152,996

	December 31, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.23%	12/25/2042	$28,853	$27,834	$26,718
CMBS - Floating	6.12%	8/13/2039	114,081	113,278	113,293
Total	5.94%	4/17/2040	$142,934	$141,112	$140,011
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	March 31, 2026			December 31, 2025
Collateral	Cost Basis	Fair Value	Percentage of Fair Value	Cost Basis	Fair Value	Percentage of Fair Value
Industrial	$53,655	$53,861	35.2%	$51,009	$51,455	36.8%
Multifamily	33,995	33,638	22.0%	29,966	29,737	21.2%
Hotel	33,789	33,657	22.0%	27,079	27,103	19.4%
Office	9,926	9,422	6.1%	8,917	8,395	6.0%
Diversified	8,859	8,672	5.7%	7,190	7,057	5.0%
Self-Storage	4,004	3,988	2.6%	1,000	1,003	0.8%
Retail	3,931	3,917	2.5%	9,444	9,580	6.8%
Net Lease	3,661	2,858	1.9%	3,660	2,844	2.0%
Life Science	1,474	1,465	1.0%	1,474	1,465	1.0%
Mall	1,496	1,497	1.0%	—	—	—%
Manufactured Housing	21	21	—%	1,373	1,372	1.0%
Total	$154,811	$152,996	100.0%	$141,112	$140,011	100.0%
The following table details the credit rating of the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	March 31, 2026			December 31, 2025
Credit Rating (1)	Cost Basis	Fair Value	Percentage of Fair Value	Cost Basis	Fair Value	Percentage of Fair Value
AAA	$6,549	$6,544	4.3%	$7,742	$7,766	5.5%
AA	24,861	24,926	16.3%	19,891	20,137	14.4%
A	55,072	55,140	36.0%	52,509	52,782	37.7%
BBB	55,507	55,716	36.4%	49,407	50,002	35.8%
BB	6,600	5,516	3.6%	6,253	4,921	3.6%
B	2,110	1,774	1.2%	1,198	1,077	0.8%
CCC	2,670	2,202	1.4%	4,112	3,326	2.3%
C	1,442	1,178	0.8%	—	—	—%
Total	$154,811	$152,996	100.0%	$141,112	$140,011	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$140,011
Additions	23,133
Disposals	(9,475)
Unrealized loss	(714)
Realized gain	41
Ending balance as of March 31, 2026	$152,996

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
The Company invested $79 million (€70 million) and had a 6.5% ownership in ECF as of March 31, 2026.
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
The following table summarizes the Investments in International Affiliated Funds from ECF ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$68,010
Income distributions	(628)
Income from equity investment in unconsolidated international affiliated fund	977
Foreign currency translation adjustment	(1,317)
Ending balance as of March 31, 2026	$67,042
Income from Investments in International Affiliated Funds from ECF for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.7 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.0% ownership in APCF as of March 31, 2026. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Company’s Investments in International Affiliated Funds from APCF ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$48,974
Income distributions	(228)
Loss from equity investment in unconsolidated international affiliated fund	(726)
Ending balance as of March 31, 2026	$48,020
Loss from Investments in International Affiliated Funds from APCF for the three months ended March 31, 2026 and 2025 was $0.7 million and $3.6 million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Company’s Investments in Commercial Mortgage Loans, at Fair Value as of March 31, 2026 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)(2)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$58,390
9-90 Corporate Center(2)	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$11,590
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,200
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$24,350
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$50,540
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2027	Interest only	$17,144	$17,144	$16,260
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest Only	$54,200	$54,179	$54,179
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	11/19/2028	Interest Only	$82,500	$82,500	$82,500
Total									$389,967	$374,009
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
(2) 9-90 Corporate Center Senior and Mezzanine loans are in nonaccrual status as of March 31, 2026. Management placed the loans in nonaccrual status in Q4 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loans at maturity, at which point interest income was no longer accrued and will only be recognized to the extent cash payments are received. Discussions are currently ongoing with the borrower regarding resolution of outstanding loan balance.
For the three months ended March 31, 2026 and 2025, the Company had unrealized losses on its commercial mortgage loans of $1.5 million and $0.5 million, respectively.
For the three months ended March 31, 2026 and 2025, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $4.9 million and $7.3 million, respectively.
The following table summarizes the Company’s investments in Commercial Mortgage Loans, at Fair Value ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$375,101
Additional fundings (1)	118
Net unrealized loss (2)	(1,210)
Ending balance as of March 31, 2026	$374,009
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Loss on Commercial Mortgage Loans of $1.5 million reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2026 includes unrealized loss of $1.2 million associated with commercial mortgage loans and unrealized loss of $0.3 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s Intangible Assets, Net and Intangible Liabilities, Net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$112,363	$105,354
Leasing commissions	60,439	57,757
Above-market lease intangibles	13,399	13,102
Other intangibles	19,929	18,927
Total intangible assets	$206,130	$195,140
Accumulated amortization:
In-place lease intangibles	$(73,471)	$(71,250)
Leasing commissions	(28,664)	(27,036)
Above-market lease intangibles	(6,950)	(6,510)
Other intangibles	(11,636)	(11,067)
Total accumulated amortization	(120,721)	(115,863)
Intangible assets, net	$85,409	$79,277
Intangible liabilities:
Below-market lease intangibles	$(63,226)	$(56,460)
Accumulated amortization	26,407	24,967
Intangible liabilities, net	$(36,819)	$(31,493)
For the three months ended March 31, 2026 and 2025, amortization expense relating to intangible assets was $4.9 million and $5.4 million, respectively, which includes above-market lease amortization of $0.4 million and $0.5 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.4 million and $1.5 million, respectively, for the three months ended March 31, 2026 and 2025.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2026 is as follows ($ in thousands):

	In-Place Lease Intangibles	Leasing Commissions	Above-Market Lease Intangibles	Other Intangibles	Below-Market Lease Intangibles
2026 (remaining)	$7,778	$5,163	$1,406	$1,854	$(4,617)
2027	8,322	5,900	1,777	1,709	(5,324)
2028	6,654	5,083	1,596	1,384	(4,639)
2029	4,578	3,507	148	904	(3,589)
2030	3,747	2,799	87	733	(3,357)
Thereafter	7,813	9,323	1,435	1,709	(15,293)
Total	$38,892	$31,775	$6,449	$8,293	$(36,819)

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
The following table summarizes the Loan Participations, at Fair Value as of March 31, 2026 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center (1)	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$58,390
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$50,540
Total								$111,206	$108,930
(1) As further discussed in Note 7. Investments in Commercial Mortgage Loans, the corresponding 9-90 Corporate Center Senior loan is in nonaccrual status as of March 31, 2026. Management placed the loan in nonaccrual status once it determined full collection of principal was doubtful when the borrower did not repay the loan at maturity, at which point interest income was no longer accrued. Similarly, corresponding interest expense for related Loan Participation was no longer accrued.
The following table shows the Company’s Loan Participations, at Fair Value ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$108,670
Net unrealized loss	260
Ending balance as of March 31, 2026	$108,930
For the three months ended March 31, 2026 and 2025, the Company recognized interest expense related to its loan participations of $0.7 million and $2.7 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
Note 10. Credit Facility
On October 24, 2018, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lead arranger. The Credit Agreement initially provided for aggregate commitments of up to $60.0 million for unsecured revolving loans, with an accordion feature that may increase the aggregate commitments to up to $500.0 million (the “Credit Facility”).
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
On September 26, 2025, the Credit Agreement was amended to increase the Credit Facility to $665.0 million in aggregate commitments, consisting of a $440.0 million Revolving Facility and a $225.0 million TL Facility, with a $135.0 million accordion feature that may increase the aggregate commitments to up to $800.0 million. The Revolving Facility and TL Facility will mature on September 26, 2028, subject to two one-year extension options held by the Operating Partnership, which include the payment of an extension fee of 0.125% of the aggregate commitment of the respective facility extended. Loans outstanding under the Revolving Facility and TL Facility bear interest, at the borrower’s option, at either an adjusted base rate or a SOFR rate, plus an applicable margin. For the Revolving Facility, the applicable margin ranges from 0.30% to 0.90% for borrowings at the base rate and 1.30% to 1.90% for borrowings at the SOFR rate based on the total leverage ratio of the borrower and its subsidiaries. For the TL Facility, the applicable margin ranges from 0.25% to 0.85% for borrowings at the base rate and 1.25% to 1.85% for borrowings at the SOFR rate based on the total leverage ratio of the borrower and its subsidiaries. Additionally, for the Revolving Facility, there is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The TL Facility is fully disbursed as of March 31, 2026.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2026	December 31, 2025
Revolving Facility	S+applicable margin(1)	September 26, 2028	$440,000	$223,000	$169,000
TL Facility	S+applicable margin(1)	September 26, 2028	225,000	225,000	225,000
Credit Facility			$665,000	$448,000	$394,000
(1) The weighted-average interest rates for the three months ended March 31, 2026 for the Revolving Facility and TL Facility were 5.00% and 4.93%, respectively.
As of March 31, 2026, the Company had $448.0 million in borrowings and had outstanding accrued interest of $1.6 million under the Credit Facility. For the three months ended March 31, 2026 and 2025, the Company incurred $5.1 million and $4.5 million, respectively, in interest expense under the Credit Facility.
As of March 31, 2026, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of March 31, 2026 ($ in thousands):

Year	Credit Facility
2026 (remaining)	$—
2027	—
2028	448,000
2029	—
2030	—
Thereafter	—
Total	$448,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	66,828	67,242
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	1.86%	03/28/30	17,014	17,237
Munich LEN	Bayern LB	3.73%	01/30/31	27,740	—
Total fixed rate mortgages payable				241,832	214,729
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.78%(1) (2)	12/31/32	29,454	29,963
Total mortgages payable				271,286	244,692
Deferred financing costs, net				(1,380)	(1,225)
Discount on assumed mortgage notes, net				(6,257)	(6,680)
Mortgages payable, net				$263,649	$236,787
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on July 31, 2025, which fixed the interest rate at 2.85%. See Note 18 for additional detail.
As of March 31, 2026, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three months ended March 31, 2026 and 2025, the Company incurred $1.8 million and $1.7 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of March 31, 2026 ($ in thousands):

Year	Mortgages Payable
2026 (remaining)	$54,209
2027	15,569
2028	70,730
2029	14,202
2030	17,057
Thereafter	99,519
Total	$271,286
Note 12. Note Payable
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The note bears interest based on competitive market rates determined at the time of issuance. The note involves leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of March 31, 2026, the Company had one note outstanding with Capital One which matures on April 9, 2026. As of March 31, 2026, the total principal amount of the note was $71.9 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three months ended March 31, 2026 and 2025 was $1.0 million and $1.1 million, respectively, based on a rate of SOFR plus 1.65%. The note is collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7.
The following table summarizes the Company’s note payable balance ($ in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$71,750
Net unrealized gain	—
Ending balance as of March 31, 2026	$71,750
The following table presents the future principal payments due under the note payable as of March 31, 2026 ($ in thousands):

Year	Note Payable(1)
2026 (remaining)	$71,947
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rate on the note payable for the three months ended March 31, 2026 was 5.29%.
Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets, Net ($ in thousands):

	March 31, 2026	December 31, 2025
Straight-line rent receivable	$19,867	$17,700
Receivables	6,973	7,271
Deferred financing costs on Credit Facility, net	3,809	4,120
Prepaid expenses	2,453	3,279
Right-of-use asset – finance leases	2,326	2,340
Right-of-use asset – operating lease	1,984	1,992
Other	713	1,193
Total	$38,125	$37,895

The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities
($ in thousands):

	March 31, 2026	December 31, 2025
Common stock repurchases	$25,411	$19,294
Accounts payable and accrued expenses	18,533	15,681
Tenant security deposits	8,115	7,572
Real estate taxes payable	5,922	8,439
Prepaid rental income	5,666	5,645
Lease liability – finance leases	2,508	2,510
Accrued interest expense	2,452	2,372
Deferred tax liability	2,344	2,279
Lease liability – operating lease	2,219	2,213
Other	5,353	5,291
Total	$78,523	$71,296
Note 14. Related Party Transactions
Advisory Fees
Pursuant to the advisory agreement among the Company, the Operating Partnership, and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Advisor receives an advisory fee, payable monthly in arrears, in connection with the management of the Company, as follows:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares
Advisory Fee (% of NAV)	1.25%	1.25%	1.25%	1.25%	0.65%
The Company does not pay the advisory fee with regard to its investments in the International Affiliated Funds.
As of March 31, 2026 and December 31, 2025, the Company had accrued advisory fees of $2.5 million and $2.4 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2026 and 2025, the Company incurred advisory fee expenses of $6.4 million and $6.0 million, respectively.
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
The Company has engaged NexCore Companies LLC (“NexCore”), an affiliate of TIAA, to provide property management, accounting, construction, and leasing services for certain of its investments in healthcare properties. NexCore is a real estate development company focused exclusively on development, acquisition and management of healthcare real estate. As part of this engagement, the Company may pay acquisition fees to NexCore for sourcing deals and the Company may also enter into joint ventures with NexCore, and pursuant to the terms of the joint venture agreements, if certain internal rate of return hurdles are met, NexCore will participate in the profits based on set criteria once each member has received distributions in excess of hurdle rates or at the crystallization event. NexCore has the ability to exercise the crystallization event at any time following the fifth anniversary from the effective date of each respective agreement, with such amounts being recorded as Redeemable Non-Controlling Interest on the Company's Consolidated Balance Sheets.

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
As of March 31, 2026 and December 31, 2025, the Company recorded Redeemable Non-Controlling Interest of $0.2 million and $0.3 million, respectively, on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For the three months ended March 31, 2026, the Company incurred $0.1 million, attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2026 ($ in thousands):

Service provided	NexCore	MyPlace
Property and project management services	$23	$10
Acquisition and asset management services	—	50
Total	$23	$60
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three months ended March 31, 2025 ($ in thousands):

Service provided	NexCore	MyPlace
Property and project management services	$70	$9
Acquisition and asset management services	—	47
Total	$70	$56
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three months ended March 31, 2026 and 2025, the Company incurred stockholder servicing fees of $1.4 million and $1.5 million, respectively. As of March 31, 2026 and 2025, the Company had accrued approximately $34.4 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the last month of the reporting period.

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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued stockholder servicing fees(1)	$34,351	$35,603
Advanced organization and offering expenses	454	739
Total	$34,805	$36,342
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
The Operating Partnership will pay the Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option (as defined in Note 21) in exchange for DST Interests or specific DST Properties and only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating intermediary that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. All or a portion of the upfront sales commissions and ongoing investor servicing fees may be reallowed to participating intermediaries, as set forth in the applicable agreement between the Dealer Manager and such participating intermediary. For the three months ended March 31, 2026, no material expense was incurred for investor servicing fees.
The Company currently receives an organizational and offering expense reimbursement of 1.0% of DST Interests sold. For the three months ended March 31, 2026, the Company earned organizational and offering expense reimbursement fees of $0.2 million.
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
See Note 21. DST Program for additional information related to the DST program.

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
As of March 31, 2026, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 9% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of Rental Income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Rental Income	2026	2025
Fixed lease payments	$34,971	$34,312
Variable lease payments	9,675	8,929
Straight-line rental income	2,168	298
Net increase to rental income related to above and below market lease amortization	1,000	1,032
Total	$47,814	$44,571
Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term as of March 31, 2026 are as follows ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$94,394
2027	96,713
2028	79,044
2029	61,243
2030	49,995
Thereafter	182,088
Total	$563,477
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of March 31, 2026, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
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
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	March 31, 2026	December 31, 2025
Right-of-use asset – finance leases	$2,326	$2,340
Right-of-use asset – operating lease	1,984	1,992
Liabilities:
Lease liability – finance leases	2,508	2,510
Lease liability – operating lease	2,219	2,213
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of March 31, 2026, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 35 years and 41 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of March 31, 2026 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2026 (remaining)	$121	$165
2027	169	219
2028	169	219
2029	169	219
2030	169	219
Thereafter	7,262	8,242
Total undiscounted future lease payments	8,059	9,283
Difference between undiscounted cash flows and discounted cash flows	(5,840)	(6,775)
Total lease liability	$2,219	$2,508
Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company incurred operating ground lease costs of $0.1 million for each period.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Interest on lease liabilities	$53	$53
Amortization of right-of-use assets	14	14
Total finance lease cost	$67	$67

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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	March 31, 2026
Interest Rate Derivatives	Number of instruments	Notional Amount(1)	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	5	DKK 190,428	2.85%	CIBOR	4.8	7/31/2025	12/30/2030
Interest rate swaption(2)	1	—	2.30%	EURIBOR	0.0	12/23/2025	2/27/2026
(1) As of March 31, 2026, the Notional Amount translated to $29.5 million USD.
(2) Interest rate swaption expired on February 25, 2026 without settlement from either counterparty and was written off upon expiration.
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Asset Position(1)		Fair Value of Derivative in a Liability Position(2)
Derivative financial instrument	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate swaps – property debt	$—	$—	$38	$435
Interest rate swap - swaption	—	306	—	—
Total derivative financial instrument	$—	$306	$38	$435
(1) Included in Other Assets on the Company's Balance Sheets.
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For both the three months ended March 31, 2026 and 2025, the Company recorded unrealized gains related to changes in fair value of its derivative financial instruments of $0.1 million.

Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of March 31, 2026, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Preferred Stock
On October 8, 2020, a subsidiary of the Company sold 125 shares of preferred stock in a private placement to effectuate the formation of a REIT established to hold the Company’s industrial property located in Massachusetts for tax management purposes.
Common Stock
As of March 31, 2026, the Company had issued and outstanding 11,401,917 shares of Class T common stock, 47,378,463 shares of Class S common stock, 7,341,172 shares of Class D common stock, 111,943,641 shares of Class I common stock and 23,454,145 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2025	12,662	47,558	7,304	108,740	23,880	200,144
Common Stock Issued(1)	(754)	1,257	134	7,147	—	7,784
Distribution Reinvestment	74	315	47	792	—	1,228
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(580)	(1,752)	(144)	(4,736)	(426)	(7,638)
March 31, 2026	11,402	47,378	7,341	111,944	23,454	201,519
(1) Common stock issued includes conversions between share classes.
TIAA purchased $300.0 million in shares of the Company’s Class N common stock (less the $200,000 initial capitalization) through a wholly owned subsidiary. TIAA may submit its shares for repurchase; provided, that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for TIAA to submit for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the three months ended March 31, 2026, the Company repurchased a total of 425,894 of TIAA's Class N shares for $5.0 million, pursuant to the terms described above.

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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of March 31, 2026 and December 31, 2025, the Company had accrued $10.3 million and $10.4 million, respectively. For the three months ended March 31, 2026 and 2025, the Company declared and paid distributions of $30.8 million and $29.0 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1906 per share for the three months ended March 31, 2026. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.
The following table details the net distribution for each of the Company’s share classes:

	Three Months Ended March 31, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1906	$0.1906	$0.1906	$0.1906	$0.1906
Advisory fee per share of common stock	(0.0332)	(0.0328)	(0.0334)	(0.0332)	(0.0179)
Stockholder servicing fee per share of common stock	(0.0238)	(0.0238)	(0.0071)	—	—
Net distribution per share of common stock	$0.1336	$0.1340	$0.1501	$0.1574	$0.1727

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
For the three months ended March 31, 2026, the Company repurchased shares of its common stock for $86.2 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of March 31, 2026 and December 31, 2025, the Company recorded an allocation adjustment between Additional Paid-In-Capital and Redeemable Non-Controlling Interest. The balance was $0.2 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively.
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
The following table sets forth the financial position by segment ($ in thousands):

	March 31, 2026	December 31, 2025
Industrial	$600,744	$556,911
Healthcare	418,653	422,335
Multifamily	355,552	358,290
Retail	315,910	286,320
Single-Family Housing	135,864	137,892
Office	107,695	109,090
Self-Storage	56,126	57,282
Commercial Mortgage Loans	374,009	375,101
Real Estate-Related Securities (1)	259,618	242,803
International Affiliated Funds	115,062	116,984
Other (Corporate)	84,106	67,565
Total assets	$2,823,339	$2,730,573
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

.The following table sets forth the financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$14,161	$11,385	$8,481	$6,827	$2,802	$3,202	$956	$—	$—	$—	$—	$47,814
Income from commercial mortgage loans	—	—	—	—	—	—	—	4,923	—	—	—	4,923
Total segment revenues	14,161	11,385	8,481	6,827	2,802	3,202	956	4,923	—	—	—	52,737
Expenses:
Property operating	3,889	4,106	3,250	1,762	1,593	1,183	687	—	—	—	—	16,470
Total segment expenses	3,889	4,106	3,250	1,762	1,593	1,183	687	—	—	—	—	16,470
Realized and unrealized gain from real estate-related securities									5,167			5,167
Realized and unrealized loss from real estate debt									(674)			(674)
Income from equity investments in unconsolidated international affiliated funds										251		251
Unrealized loss on commercial mortgage loans								(1,470)				(1,470)
Segment net operating income	$10,272	$7,279	$5,231	$5,065	$1,209	$2,019	$269	$3,453	$4,493	$251	$—	$39,541
Depreciation and amortization	(5,711)	(5,892)	(2,758)	(2,895)	(1,236)	(1,395)	(430)	—	—	—	—	(20,317)
Unrealized gain from interest rate derivatives											90	90
General and administrative expenses											(2,608)	(2,608)
Advisory fee due to affiliates											(7,819)	(7,819)
Interest income											2,480	2,480
Interest expense											(9,452)	(9,452)
Net income												$1,915
Net income attributable to non-controlling interests												10
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$1,901
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,872	$10,620	$8,019	$5,926	$2,798	$3,292	$1,044	$—	$—	$—	$—	$44,571
Income from commercial mortgage loans	—	—		—	—	—	—	7,257	—	—	—	7,257
Total segment revenues	12,872	10,620	8,019	5,926	2,798	3,292	1,044	7,257	—	—	—	51,828
Expenses:
Property operating	3,406	4,404	3,130	1,674	1,160	1,120	631	—	—	—	—	15,525
Total segment expenses	3,406	4,404	3,130	1,674	1,160	1,120	631	—	—	—	—	15,525
Realized and unrealized gain from real estate-related securities									1,829			1,829
Realized and unrealized gain from real estate debt									392			392
Loss from equity investments in unconsolidated international affiliated funds										(2,955)		(2,955)
Unrealized loss on commercial mortgage loans								(535)				(535)
Segment net operating income	$9,466	$6,216	$4,889	$4,252	$1,638	$2,172	$413	$6,722	$2,221	$(2,955)	$—	$35,034
Depreciation and amortization	(5,656)	(5,923)	(2,669)	(2,705)	(1,179)	(1,769)	(421)	—	—	—	—	(20,322)
Unrealized gain on note payable											190	190
Unrealized gain from interest rate derivatives											72	72
General and administrative expenses											(1,799)	(1,799)
Advisory fee due to affiliates											(7,479)	(7,479)
Interest income											2,027	2,027
Interest expense											(10,641)	(10,641)
Net income												$(2,918)
Net loss attributable to non-controlling interests												3
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$(2,925)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

Note 21. DST Program
In June 2025, the Company, through the Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific DSTs holding the DST Properties. Under the DST Program, each DST Property may be sourced from the Company's real properties or from third parties, will be held in a DST, and will be leased by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash, at the Company's sole discretion. After a one-year holding period, investors who receive OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at the Company's sole discretion, shares of common stock of the Company, cash, or a combination of both.
The DST entity is considered to be a VIE. The Company consolidates this entity because it is the primary beneficiary as, through its Advisor, it controls key decisions including the FMV option, distribution timing, and absorbs the significant economic risks and rewards via the Operating Partnership master lease agreement with the DST.
The sales of DST Interests are accounted for as sales of equity interests. As of March 31, 2026, the Company has raised $46.2 million related to the DST Program, which is included in Non-Controlling Interests and Additional paid-in capital in the Company's Consolidated Balance Sheets.
As of March 31, 2026, the UP Minneapolis Industrial properties are included in the Company's DST Program and are included in Investments in Real Estate, Net in the Company's consolidated financial statements.
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
Note 22. Subsequent Events
There have been no events since March 31, 2026 that require recognition or disclosure in the Consolidated Financial Statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References herein to “Company,” “we,” “us,” or “our” refer to Nuveen Global Cities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, operations and financial performance, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks, uncertainties and assumptions. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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
Public Offerings
Our Registration Statement on Form S-11 (File No. 333-222231) for our initial public offering of our common stock (the "Initial Public Offering") was declared effective by the SEC on January 31, 2018 and terminated on July 2, 2021. Our Registration Statement on Form S-11 (File No. 333-252077) for our follow-on public offering (the "Follow-on Public Offering") was declared effective by the SEC on July 2, 2021 and terminated on November 6, 2024.
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
Through Nuveen Global Cities REIT OP, LP (the “Operating Partnership”), in June 2025 we launched a private placement program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These DST interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST or specific DST Properties held by the applicable DST from the investors for a period of one year commencing two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
The DST Program provides us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product with potential tax advantages for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. As of March 31, 2026, we have raised $46.2 million in proceeds from the DST Program.

Q1 2026 Highlights
Operating results:
•Declared and paid monthly distributions totaling $30.8 million during the three months ended March 31, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.54%	5.29%	4.70%	4.78%
Year-to-Date Total Return, without upfront selling commissions	0.95%	0.89%	0.74%	0.76%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	(0.62)%	(2.77)%	(2.76)%
Inception-to-Date Total Return, without upfront selling commissions	7.05%	6.80%	6.37%	5.98%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.60%	5.85%	5.39%
Capital Activity:
•Raised $104.4 million of gross proceeds during the three months ended March 31, 2026.
•Raised $19.6 million of net proceeds from the DST Program during the three months ended March 31, 2026.
•Satisfied all share repurchase requests, totaling $86.2 million, for the three months ended March 31, 2026.
Acquisition Activity:
•In February 2026, we acquired 235 Hembree Park, an industrial property located in the Roswell submarket of Atlanta, Georgia. The purchase price was $14.8 million. The 93,363 square foot property is 100% leased.
•In March 2026, we acquired Elston Plaza, a grocery-anchored retail property located in the Avondale submarket of Chicago, Illinois. The purchase price was $27.0 million. The 92,911 square foot property is 97.3% leased.
•In March 2026, we acquired Munich LEN, a light industrial property located in the Ismaning submarket of Munich, Germany for a gross purchase price of $46.4 million, inclusive of a $27.8 million mortgage originated at closing. The 124,764 square-foot property is 100% leased.
Portfolio
The following charts outline the allocation of our investments based on fair value as of March 31, 2026(1) (2):
(1) North America within allocation by region includes publicly-listed REITs (3%), CMBS (5%) and Commercial Mortgage Loans (8%) .
(2) RE-Related Securities within asset allocation includes publicly-listed REITs (3%) and CMBS (5%) as shown on our Consolidated Balance Sheets.

The following charts further describe the diversification of our direct investments in real properties based on fair value as of March 31, 2026(3)(4):
(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our international directly held properties.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSP (“ECF”), in which we are currently invested, as of March 31, 2026:

European Cities Fund

Logport, Venlo

CityPark Cross Dock, Vienna

CityPark 1 & 2, Vienna

CityPark 3,4 & 5, Vienna

The Cube, Berlin

Devonshire Square, London

Haagsche Zwaan, The Hague

Xanadú, Madrid

Meraville Retail Park, Bologna

Kamppi, Helsinki

STAY Tarragona, Tarragona

STAY Torrejon, Madrid

Batignolles, Paris

Sir Devonshire, London

Kamppi
Helsinki
Logport
Venlo
Sir Devonshire
London
Devonshire Sq
London
The Cube
Berlin
Haagsche Zwaan
The Hague
CityPark
Cross Dock
CityPark
Phases 1&2
CityPark
Phases 3,4&5
Batignolles
Paris
Meraville,
Bologna
Xanadú
Madrid
STAY Torrejon
Madrid
STAY Tarragona
Tarragona

Source: Nuveen Real Estate, Q1 2026. Portfolio after current transactions are completed.

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of March 31, 2026:

APCF country and sector exposure

Hong Kong (1)
South Korea (4)
Singapore (1)
Japan (20)
Australia (1)

Source: Nuveen Real Estate, Mar 2026.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of March 31, 2026:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	94%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	92%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	93%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	93%
CASA Nord Portfolio	5	Copenhagen, Denmark	Various	100%	110	Units	100%
Meidaimae Multifamily	1	Tokyo, Japan	Mar, 2025	100%	60	Units	92%
Total Multifamily	11				1,464	Units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	85%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	100%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	92%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	95%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	99%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	98%
Mountain View	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Hembree Park	1	Roswell, GA	Feb, 2026	100%	93	Sq. Ft	100%
Munich LEN	1	Ismaning, Germany	Mar, 2026	100%	125	Sq. Ft	100%
Total Industrial	33				5,556	Sq. Ft	98%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	496	Sq. Ft	99%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	499	Sq. Ft	96%
Henderson Square	1	King of Prussia, PA	Aug, 2025	100%	107	Sq. Ft	100%
Elston Plaza	1	Chicago, IL	Mar, 2026	100%	93	Sq. Ft	97%
Total Retail	9				1,394	Sq. Ft	98%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	148	Sq. Ft	97%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	84%
Total Office	3				324	Sq. Ft	95%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	83%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	99%
Total Healthcare	24				1,518	Sq. Ft	96%

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	76%
Imperial Sugar Land	1	Sugar Land, TX	June, 2022	100%	791	Units	86%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	67%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	88%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	86%
Total Self-Storage	5				3,074	Units	82%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	97%
Total Single-Family Housing	383						96%
Total Investment Properties	468						96%
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of March 31, 2026 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	42	$8,112	7%	1,004	13%
2027	68	15,351	14%	1,099	14%
2028	68	16,463	14%	1,490	19%
2029	55	12,321	11%	927	12%
2030	65	12,096	11%	680	9%
2031	28	6,214	6%	265	3%
2032	15	13,736	12%	1,371	18%
2033	26	9,947	9%	571	7%
2034	6	1,189	1%	30	—%
2035	7	1,998	2%	109	1%
Thereafter	18	14,659	13%	307	4%
Total	398	$112,086	100%	7,853	100%
(1) The annualized March 31, 2026 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of March 31, 2026, we had 61 holdings and have invested $98.7 million in securities that are valued at $106.6 million.
The following chart further describes the diversification of our investments in real estate-related securities of March 31, 2026:

By Sector (%)

Net lease 8%
Gaming 3%
Storage 7%
Apartments 8%
Healthcare 18%
Shopping Centers 10%
Tech Infra 17%
Industrial 14%
Other 11%
Office Property 3%
Manufactured Housing 1%
Hotels 1%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments to which they are entitled. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 94%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 7.0% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (36%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 83%, with the remaining 17% comprised of fixed-rate securities) whose base index rate of one-month SOFR is 3.66%, and help to generate a current portfolio yield of approximately 6.82%. As of March 31, 2026, we have invested $154.8 million in CMBS that are valued at $153.0 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of March 31, 2026:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of March 31, 2026, ECF had 14 assets. As of December 31, 2025, ECF's investments had a gross asset value of $1.7 billion (€1.6 billion) and a loan to value (“LTV”) ratio of 39.5%. The ECF portfolio is well diversified and had a balanced country exposure with 23.8% in the United Kingdom, 20.1% in Spain, 13.8% in Finland, 12.9% in Germany, 11.3% in the Netherlands, 10.2% in Austria, and 7.9% in Italy. The 12-month net total return and since-inception net total return was 4.4% and 1.8%, respectively, as of December 31, 2025.
(Loss) Income from equity investments in unconsolidated international affiliated funds from ECF for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.7 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of March 31, 2026, APCF had 14 investments (28 assets). As of December 31, 2025, APCF's investments had a gross asset value of $1.9 billion and an LTV ratio of 38.8%. APCF had 31.3% exposure in South Korea, 29.2% in Singapore, 24.8% in Japan, 9.1% in Hong Kong and 5.6% in Australia, resulting in a 12-month total return and a since-inception total return of 3.5% and 5.4% (foreign exchange-neutral), respectively, as of December 31, 2025.
Loss from equity investments in unconsolidated international affiliated funds from APCF for the three months ended March 31, 2026 and 2025 was $0.7 million and $3.6 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of March 31, 2026 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$59,774	$58,390
9-90 Corporate Center	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$11,590
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$76,260	$76,260	$76,200
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 295 bps	4/9/2026	Interest only	$25,420	$25,420	$24,350
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$50,540
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2027	Interest only	$17,144	$17,144	$16,260
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest Only	$54,200	$54,179	$54,179
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	11/19/2028	Interest Only	$82,500	$82,500	$82,500
Total									$389,967	$374,009
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
For the three months ended March 31, 2026 and 2025, we had unrealized losses on commercial mortgage loans of $1.5 million and $0.5 million, respectively.
For the three months ended March 31, 2026 and 2025, we recognized interest and loan origination income from our investment in commercial mortgage loans of $4.9 million and $7.3 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the three months ended March 31, 2026, global markets continued to experience volatility, driven by concerns over persistent inflation, slowing economic growth and geopolitical uncertainty. However, global real estate values have continued to show signs of stabilization as total returns for real estate have remained positive since mid-2024, driven by consistently positive and stable income returns coupled with modest valuation changes. The ease of inflation has led most developed market central banks to begin to taper interest rates. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
Results of operations are also dependent on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, healthcare and housing properties, are translating into strong net operating income growth, and investors continue to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a higher interest rate environment, as real estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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
Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025	2026 vs 2025
Revenues
Rental revenue	$47,814	$44,571	$3,243
Income from commercial mortgage loans	4,923	7,257	(2,334)
Total revenues	52,737	51,828	909
Expenses
Rental property operating	16,470	15,525	945
General and administrative	2,608	1,799	809
Advisory fee due to affiliate	7,819	7,479	340
Depreciation and amortization	20,317	20,322	(5)
Total expenses	47,214	45,125	2,089
Other income (expense)
Realized and unrealized gain from real estate-related securities	5,167	1,829	3,338
Realized and unrealized (loss) gain from real estate debt	(674)	392	(1,066)
Income (loss) from equity investments in unconsolidated international affiliated funds	251	(2,955)	3,206
Unrealized loss on commercial mortgage loans	(1,470)	(535)	(935)
Unrealized gain from interest rate derivatives	90	72	18
Unrealized gain on note payable	—	190	(190)
Interest income	2,480	2,027	453
Interest expense	(9,452)	(10,641)	1,189
Total other income (expense)	(3,608)	(9,621)	6,013
Net income (loss)	$1,915	$(2,918)	$4,833
Net income attributable to non-controlling interests	10	3	7
Net income attributable to preferred stock	4	4	—
Net income (loss) attributable to common stockholders	$1,901	$(2,925)	$4,826
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made since the period ended March 31, 2025, our rental revenues and rental property operating expenses for the three months ended March 31, 2026 and 2025 are not comparable. However, certain properties in our portfolio were owned for both the three months ended March 31, 2026 and 2025 and are further discussed below in “Same Property Results of Operations.”
Income from Commercial Mortgage Loans
During the three months ended March 31, 2026, income from commercial mortgage loans decreased $(2.3) million compared to 2025 due to commercial mortgage loan payoffs and 9-90 Corporate Center loans placed on nonaccrual status, partially offset by two commercial mortgage loan originations.
General and Administrative Expenses
During the three months ended March 31, 2026, general and administrative expenses increased $0.8 million compared to 2025. The increase is attributable to fund administrative fees.

Advisory Fee Due to Affiliate
During the three months ended March 31, 2026, the advisory fee due to affiliate increased $0.3 million compared to 2025 due to increase in NAV.
Depreciation and amortization
During the three months ended March 31, 2026, depreciation and amortization did not change significantly from 2025.
Realized and Unrealized Gain from Real Estate-Related Securities
During the three months ended March 31, 2026, realized and unrealized gain from real estate-related securities increased $3.3 million compared to 2025. The change was driven by outperformance in the real estate services, healthcare, and apartment sectors.
Realized and Unrealized (Loss) Gain from Real Estate Debt
Realized and unrealized (loss) gain from real estate debt went from a gain of $0.4 million for the three months ended March 31, 2025, to a loss of $(0.7) million for the three months ended March 31, 2026. The change was due to widening spreads.
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds
Income (loss) from equity investments in unconsolidated International Affiliated Funds changed $3.2 million from a loss of $(3.0) million for the three months ended March 31, 2025, to a gain of $0.3 million for the three months ended March 31, 2026. The change was primarily due to lesser foreign currency losses at APCF and valuation increases in the retail sector at ECF.
Unrealized Loss on Commercial Mortgage Loans
During the three months ended March 31, 2026 and 2025, unrealized loss on commercial mortgage loans increased $0.9 million compared to 2025. The change was due to a change in valuation for the 9-90 Corporate Center commercial mortgage loan after its placement in nonaccrual status as further described in Note 7. Investment in Commercial Mortgage Loans.
Interest Income
During the three months ended March 31, 2026, interest income increased $0.5 million compared to 2025 due to increased investments in real estate debt.
Interest Expense
During the three months ended March 31, 2026, interest expense decreased $1.2 million, compared to the corresponding period in 2025 due to lower loan participation interest expense, offset by higher borrowings on the credit facility in 2026.
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
For the three months ended March 31, 2026, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, seven retail, five self-storage, and three office properties.
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

The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$1,901	$(2,925)
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(4,923)	(7,257)
Straight-line rental income	(2,168)	(298)
General and administrative	2,608	1,799
Advisory fee due to affiliates	7,819	7,479
Depreciation and amortization	20,317	20,322
Realized and unrealized gain from real estate-related securities	(5,167)	(1,829)
Realized and unrealized gain from real estate debt	674	(392)
(Loss) gain from equity investments in unconsolidated international affiliated funds	(251)	2,955
Unrealized (gain) loss on commercial mortgage loans	1,470	535
Unrealized loss (gain) from interest rate derivatives	(90)	(72)
Unrealized gain on note payable	—	(190)
Interest income	(2,480)	(2,027)
Interest expense	9,452	10,641
Income (loss) attributable to non-controlling interests	10	3
Income attributable to preferred stock	4	4
NOI	$29,176	$28,748
Non-same property NOI	2,770	1,752
Same property NOI	$26,406	$26,996
The following table details the components of same property NOI ($ in thousands):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$	%
Same property rental revenue
Industrial	$12,036	$12,871	$(835)	(6)%
Healthcare	11,960	11,287	673	6%
Multifamily	8,022	7,962	60	1%
Retail	6,120	5,865	255	4%
Office	1,785	2,323	(538)	(23)%
Self-Storage	875	976	(101)	(10)%
Total revenues	$40,798	$41,284	$(486)	(1)%
Same property operating expenses
Industrial	3,697	3,510	187	5%
Healthcare	4,636	4,815	(179)	(4)%
Multifamily	3,126	3,000	126	4%
Retail	1,618	1,675	(57)	(3)%
Office	704	711	(7)	(1)%
Self-Storage	611	577	34	6%
Total expenses	14,392	14,288	104	1%
Same property NOI	$26,406	$26,996	$(590)	(2)%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three months ended March 31, 2026, rental revenues decreased by $0.5 million across the same property portfolio as compared to the corresponding period in 2025.
For the three months ended March 31, 2026, this decrease was driven primarily by increased rent concessions at certain of our industrial and office properties that relate to significant lease renewals that occurred during Q4 2025, partially offset by increases in recovery income and decreases in rent concessions at certain of our healthcare properties, and decreases in bad debt expense and rent increases at certain of our retail properties.

Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities, salaries and other maintenance expenses associated with real estate properties. For the three months ended March 31, 2026, property operating expenses increased by $0.1 million across the same property portfolio as compared to the corresponding period in 2025.
For the three months ended March 31, 2026, the increase was driven primarily by increased real estate taxes and repairs and maintenance expenses at certain of our industrial and multifamily properties, offset by decreases in grounds repairs and real estate taxes at certain of our healthcare properties and repairs and maintenance expense decreases at certain of our retail properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $522.1 million of liquidity as of March 31, 2026, consisting of $217.0 million of undrawn capacity on our unsecured revolving credit facility (the “Credit Facility”), approximately $259.6 million in investments in real estate debt securities and real estate-related equity securities and $45.5 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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
In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings and the sale of DST Interests, from which we have collectively received proceeds of $2.6 billion as of March 31, 2026.
The following table is a summary of our indebtedness ($ in thousands):

	March 31, 2026			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	3.00%	2/20/2028	$241,832	$241,832	$214,729
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans(3)	+0.78%	12/31/2032	29,454	29,454	29,963
Total mortgage loans secured by our properties				271,286	244,692
Deferred financing costs, net				(1,380)	(1,225)
Discount on assumed mortgage notes, net				(6,257)	(6,680)
Total net mortgage loans secured by our properties				263,649	236,787

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2026	71,947	71,947	71,947
Total loans secured by other investments				$335,596	$308,734

Unsecured loans:
Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/26/2028	440,000	223,000	169,000
Unsecured variable-rate TL facility	+applicable margin	9/26/2028	225,000	225,000	225,000
Total unsecured loans			665,000	448,000	394,000

Total indebtedness			$1,008,233	$783,596	$702,734
(1) “+” refers to relevant floating benchmark, which include one-month SOFR and one-month Copenhagen Interbank Offered Rate, as applicable to each secured or unsecured loan.
(2) Weighted-average maturity assumes maximum maturity date.
(3) See Note 11. "Mortgages Payable" in our consolidated financial statements for additional information related to our variable and fixed rate mortgage loans.
(4) Additional borrowing under the Credit Facility is immediately available.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through March 31, 2026 have been satisfied.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$18,691	$15,520
Cash flows used in investing activities	(107,880)	(69,149)
Cash flows provided by financing activities	86,648	61,644
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(249)	(6)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,790)	$8,009
Cash flows provided by operating activities increased $3.2 million during the three months ended March 31, 2026 compared to the corresponding period in 2025, primarily due to a increase in other assets and operating payables.
Cash flows used in investing activities increased $38.7 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to a $28.5 million increase in acquisitions of real estate, $7.1 million increase in net purchases of real estate-related securities and real estate debt, and $3.4 million increase in capital improvements to real estate.
Cash flows provided by financing activities increased $25.0 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 due to increased borrowings of $29.6 million related to the Credit Facility and mortgages payable and a $17.7 million increase related to contributions from non-controlling interests. This activity was partially offset by a $16.4 million increase in common stock repurchases and a $6.0 million increase in repayments on Credit Facility.
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

The following table presents a reconciliation of net income under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$1,915	$(2,918)
Adjustments:
Real estate depreciation and amortization	20,317	20,322
Amount attributable to non-controlling interests for above adjustments	(73)	(75)
Funds from Operations attributable to common stockholders	22,159	17,329
Straight-line rental income	(2,168)	(298)
Amortization of above- and below-market lease intangibles	(1,000)	(1,032)
Amortization of deferred financing costs	423	139
Amortization of mortgage discount	421	471
Unrealized gain from changes in fair value of real estate-related securities	(4,680)	(50)
Unrealized loss (gain) from changes in fair value of real estate debt	714	(357)
Unrealized loss on commercial mortgage loans	1,470	535
Unrealized gain from interest rate derivatives	(90)	(72)
Unrealized gain on note payable	—	(190)
Amortization of restricted stock awards	78	53
Unrealized loss from investments in international affiliated funds	31	3,745
Adjusted Funds from Operations attributable to stockholders	$17,358	$20,273
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1906 per share for the three months ended March 31, 2026. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.

	Three Months Ended March 31, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1906	$0.1906	$0.1906	$0.1906	$0.1906
Advisory fee per share of common stock	(0.0332)	(0.0328)	(0.0334)	(0.0332)	(0.0179)
Stockholder servicing fee per share of common stock	(0.0238)	(0.0238)	(0.0071)	—	—
Net distribution per share of common stock	$0.1336	$0.1340	$0.1501	$0.1574	$0.1727

For the three months ended March 31, 2026, we declared and paid distributions of $30.8 million. The March 2026 distribution was declared and paid in April 2026.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$16,980	55.09%	$16,242	56.15%
Reinvested in shares	13,841	44.91%	12,683	43.85%
Total distributions	$30,821	100.00%	$28,925	100.00%
Sources of distributions
Cash flows from operating activities	$18,691	60.64%	$15,520	53.66%
Debt and financing proceeds	12,130	39.36%	13,405	46.34%
Total sources of distributions	$30,821	100.00%	$28,925	100.00%
Total cash flows from operating activities	$18,691		$15,520
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ and shares in thousands, except per-share data):

Components of NAV	March 31, 2026
Investments in real property	$2,482,302
Investments in commercial mortgage loans	265,079
Investments in real estate debt	152,996
Investments in international affiliated funds	115,062
Investments in real estate-related securities	106,622
Cash and cash equivalents	45,470
Restricted cash	28,132
Other assets	17,241
Debt obligations	(781,900)
Other liabilities	(83,513)
Subscriptions received in advance	(27,236)
Stockholder servicing fees payable the following month(1)	(497)
Non-controlling interests in joint venture	(51,438)
Net Asset Value	$2,268,320
Net Asset Value attributable to preferred stock	129
Net Asset Value attributable to common stockholders	$2,268,191
Number of outstanding shares of common stock	201,519
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2026, we have accrued under GAAP approximately $33.8 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2026
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$128,195	$526,104	$82,718	$1,256,893	$274,281	$2,268,191
Number of outstanding shares	11,402	47,378	7,341	111,944	23,454	201,519
NAV per share as of March 31, 2026	$11.24	$11.10	$11.27	$11.23	$11.69
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2026 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.03%	5.91%
Multifamily	6.82	5.54
Multifamily-International	4.25	3.69
Office	8.06	7.28
Healthcare	7.32	6.46
Retail	6.95	5.92
Self-Storage	7.27	5.60
Single-Family Housing	7.25	5.50
These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values	Multifamily-International Investment Values	Office Investment Values	Healthcare Investment Values	Retail Investment Values	Self-Storage Investment Values	Single- Family Housing Investment Values
Discount Rate	0.25% decrease	2.01%	1.89%	2.23%	1.87%	2.01%	1.87%	1.81%	1.92%
(weighted average)	0.25% increase	(1.96)%	(1.89)%	(1.82)%	(1.80)%	(1.85)%	(1.91)%	(1.81)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.89%	2.87%	5.54%	2.16%	2.57%	2.63%	2.71%	2.95%
(weighted average)	0.25% increase	(2.65)%	(2.65)%	(4.17)%	(2.01)%	(2.27)%	(2.48)%	(2.71)%	(2.73)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2026
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,698,497
Redeemable non-controlling interest	243
Total partners’ capital of Operating Partnership	1,698,740
Adjustments:
Organization and offering costs(1)	454
Accrued stockholder servicing fees(2)	33,854
Unrealized net real estate and real estate debt appreciation(3)	174,952
Accumulated depreciation and amortization(4)	380,187
Straight-line rent receivable	(19,867)
Net Asset Value	$2,268,320
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
There have been no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after March 31, 2026
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$791,233	$126,156	$534,299	$31,259	$99,519
Organization and offering costs	454	454	—	—	—
Interest expense(1)	87,061	33,125	46,721	5,835	1,380
Ground leases(2)	17,342	285	776	776	15,505
Total	$896,090	$160,020	$581,796	$37,870	$116,404
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on both the Credit Facility and note payable for the three months ended March 31, 2026 was 5.01%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of March 31, 2026, the outstanding principal balance of our variable rate indebtedness was $519.9 million and consisted of our Revolving Facility, TL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the three months ended March 31, 2026, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.1 million.
Certain of our mortgage loans are variable and indexed to three-month Copenhagen Interbank Offered Rate ("CIBOR"). We have executed interest rate swaps with an aggregate notional amount of 190,428 Danish kroner as of March 31, 2026 to hedge the risk of increasing interest rates. For the three months ended March 31, 2026, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of March 31, 2026. As of March 31, 2026, the fair value of our interest rate contract liability was less than $0.1 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of March 31, 2026.
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
Item 1A. Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Date of Unregistered Sale	Number of Class I Common Shares Issued to Feeder Vehicles	Consideration
January 1, 2026	35,922	$407,000
February 1, 2026	142,287	$1,605,000
March 1, 2026	38,564	$435,000
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
During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2026	2,154,007	1.08%	11.33	2,154,007	—
February 2026	3,227,712	1.60%	11.26	3,227,712	—
March 2026	2,257,503	1.12%	11.25	2,257,503	—
	7,639,222	N/M	$11.28	7,639,222	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
Third Amended and Restated Advisory Agreement
On May 12, 2026, we, the Operating Partnership and the Advisor entered into that certain Third Amended and Restated Advisory Agreement (the “Third A&R Advisory Agreement”). The Third A&R Advisory Agreement amends and restates the prior version of the advisory agreement to make certain updates to the terms as requested by a state securities examiner.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A filed on January 24, 2018 and incorporated herein by reference).

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2019 and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

4.1	Second Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2025 and incorporated herein by reference).

10.1*	Third Amended and Restated Advisory Agreement, dated May 12, 2026, by and among Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Global Cities Advisors, LLC.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 13, 2026