Form 10-Q
period 2026-06-30
Nuveen Global Cities REIT, Inc.
filed 2026-08-13
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
As of August 13, 2026, there were 10,125,521 outstanding shares of Class T common stock, 47,321,185 outstanding shares of Class S common stock, 6,974,410 outstanding shares of Class D common stock, 118,137,848 outstanding shares of Class I common stock and 23,026,429 outstanding shares of Class N common stock.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,874,027	$1,802,121
Investment in commercial mortgage loans, at fair value	366,944	375,101
Investment in real estate debt, at fair value	164,132	140,011
Investments in international affiliated funds	114,762	116,984
Investments in real estate-related securities, at fair value	89,719	102,792
Intangible assets, net	82,825	79,277
Cash and cash equivalents	49,995	44,551
Restricted cash	28,502	31,841
Other assets, net	43,486	37,895
Total assets	$2,814,392	$2,730,573
Liabilities and Equity
Credit facility	$433,000	$394,000
Mortgages payable, net	262,650	236,787
Loan participations, at fair value	107,825	108,670
Note payable, at fair value	71,750	71,750
Accounts payable, accrued expenses, and other liabilities	89,487	71,296
Due to affiliates	32,866	36,342
Intangible liabilities, net	35,285	31,493
Subscriptions received in advance	27,606	30,963
Distributions payable	10,354	10,356
Total liabilities	1,070,823	991,657
Redeemable non-controlling interest	254	285
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 10,146,536 and 12,661,684 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	103	128
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 46,794,281 and 47,558,054 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	470	477
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 6,963,208 and 7,304,472 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	70	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 115,468,590 and 108,739,655 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,154	1,087
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 23,026,429 and 23,880,039 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	229	238
Additional paid-in capital	2,335,483	2,305,092
Accumulated deficit and cumulative distributions	(645,166)	(597,829)
Accumulated other comprehensive (loss) income	(2,216)	1,894
Total stockholders’ equity	1,690,252	1,711,285
Non-controlling interests	53,063	27,346
Total equity	1,743,315	1,738,631
Total liabilities and equity	$2,814,392	$2,730,573
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$51,871	$46,118	$99,685	$90,689
Income from commercial mortgage loans	4,946	6,909	9,869	14,166
Total revenues	56,817	53,027	109,554	104,855
Expenses
Rental property operating	16,466	15,957	32,936	31,482
General and administrative	2,914	2,607	5,522	4,406
Advisory fee due to affiliate	7,902	7,599	15,721	15,078
Depreciation and amortization	21,229	19,991	41,546	40,313
Total expenses	48,511	46,154	95,725	91,279
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	11,403	(1,528)	16,570	301
Realized and unrealized gain (loss) from real estate debt	535	(191)	(139)	201
Income (loss) from equity investments in unconsolidated international affiliated funds	1,631	1,258	1,882	(1,697)
Unrealized (loss) gain on commercial mortgage loans	(1,960)	112	(3,430)	(423)
Unrealized (loss) gain from interest rate derivatives	(178)	(21)	(88)	51
Unrealized gain on note payable	—	30	—	220
Interest income	2,596	2,700	5,076	4,727
Interest expense	(9,867)	(11,358)	(19,319)	(21,999)
Total other income (expense)	4,160	(8,998)	552	(18,619)
Net income (loss)	$12,466	$(2,125)	$14,381	$(5,043)
Net income attributable to non-controlling interests	13	11	23	14
Net income attributable to preferred stock	4	4	8	8
Net income (loss) attributable to common stockholders	$12,449	$(2,140)	$14,350	$(5,065)
Net income (loss) per share of common stock - basic and diluted	$0.06	$(0.01)	$0.07	$(0.03)
Weighted-average shares of common stock outstanding, basic and diluted	202,724,782	189,474,280	201,851,019	188,139,873

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,466	$(2,125)	$14,381	$(5,043)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,806)	7,889	(4,110)	11,311
Comprehensive income	10,660	5,764	10,271	6,268
Comprehensive income attributable to non-controlling interests	13	11	23	14
Comprehensive income attributable to preferred stock	4	4	8	8
Comprehensive income attributable to common stockholders	$10,643	$5,749	$10,240	$6,246
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended June 30, 2026
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at March 31, 2026	$125	$115	$476	$74	$1,119	$234	$2,323,414	$(626,650)	$(410)	$1,698,497	$44,630	$1,743,127
Common stock issued (1)	—	(11)	9	—	62	—	68,089	—	—	68,149	—	68,149
Distribution reinvestment	—	—	3	1	7	—	13,413	—	—	13,424	—	13,424
Common stock repurchased	—	(1)	(18)	(5)	(34)	(5)	(69,475)	—	—	(69,538)	—	(69,538)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income	4	—	—	—	—	—	—	12,449	—	12,453	13	12,466
Distributions on common stock	—	—	—	—	—	—	—	(30,965)	—	(30,965)	—	(30,965)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	9,106	9,106
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(686)	(686)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,806)	(1,806)	—	(1,806)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(11)	—	—	(11)	—	(11)
Balance at June 30, 2026	$125	$103	$470	$70	$1,154	$229	$2,335,483	$(645,166)	$(2,216)	$1,690,252	$53,063	$1,743,315

Three Months Ended June 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at March 31, 2025	$125	$150	$459	$71	$912	$285	$2,153,704	$(500,860)	$(4,580)	$1,650,266	$3,476	$1,653,742
Common stock issued (1)	—	(6)	14	—	61	—	78,343	—	—	78,412	—	78,412
Distribution reinvestment	—	1	3	1	6	—	12,993	—	—	13,004	—	13,004
Common stock repurchased	—	(1)	(7)	(1)	(30)	(13)	(60,793)	—	—	(60,845)	—	(60,845)
Amortization of restricted stock grants	—	—	—	—	—	—	53	—	—	53	—	53
Net income (loss)	4	—	—	—	—	—	—	(2,140)	—	(2,136)	11	(2,125)
Distributions on common stock	—	—	—	—	—	—	—	(29,408)	—	(29,408)	—	(29,408)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	574	574
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(57)	(57)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,889	7,889	—	7,889
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	18	—	—	18	—	18
Balance at June 30, 2025	$125	$144	$469	$71	$949	$272	$2,184,318	$(532,408)	$3,309	$1,657,249	$4,004	$1,661,253

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Six Months Ended June 30, 2026
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2025	$125	$128	$477	$73	$1,087	$238	$2,305,092	$(597,829)	$1,894	$1,711,285	$27,346	$1,738,631
Common stock issued (1)	—	(19)	22	2	133	—	158,564	—	—	158,702	—	158,702
Distribution reinvestment	—	1	6	1	15	—	27,242	—	—	27,265	—	27,265
Common stock repurchased	—	(7)	(35)	(6)	(81)	(9)	(155,577)	—	—	(155,715)	—	(155,715)
Amortization of restricted stock grants	—	—	—	—	—	—	131	—	—	131	—	131
Net income	8	—	—	—	—	—	—	14,350	—	14,358	23	14,381
Distributions on common stock	—	—	—	—	—	—	—	(61,687)	—	(61,687)	—	(61,687)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	26,807	26,807
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Distributions on Series A preferred stock	(8)	—	—	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,110)	(4,110)	—	(4,110)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	31	—	—	31	—	31
Balance at June 30, 2026	$125	$103	$470	$70	$1,154	$229	$2,335,483	$(645,166)	$(2,216)	$1,690,252	$53,063	$1,743,315

Six Months Ended June 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common stock issued (1)	—	(12)	31	—	126	—	166,772	—	—	166,917	—	166,917
Distribution reinvestment	—	2	6	1	13	—	25,665	—	—	25,687	—	25,687
Common stock repurchased	—	(3)	(22)	(2)	(60)	(25)	(131,079)	—	—	(131,191)	—	(131,191)
Amortization of restricted stock grants	—	—	—	—	—	—	106	—	—	106	—	106
Net income (loss)	8	—	—	—	—	—	—	(5,065)	—	(5,057)	14	(5,043)
Distributions on common stock	—	—	—	—	—	—	—	(58,453)	—	(58,453)	—	(58,453)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	574	574
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(81)	(81)
Distributions on Series A preferred stock	(8)	—	—	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	11,311	11,311	—	11,311
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	62	—	—	62	—	62
Balance at June 30, 2025	$125	$144	$469	$71	$949	$272	$2,184,318	$(532,408)	$3,309	$1,657,249	$4,004	$1,661,253

(1) Common stock issuance includes conversions between share classes; see Note 19.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$14,381	$(5,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,546	40,313
Unrealized (gain) loss on changes in fair value of real estate-related securities	(9,371)	1,755
Realized gain on sale of real estate-related securities	(5,380)	(58)
Unrealized loss (gain) on changes in fair value of real estate debt	43	(182)
Realized loss (gain) on sale of real estate debt	96	(19)
Unrealized gain on changes in fair value of note payable	—	(220)
Unrealized loss on changes in fair value of commercial mortgage loans	3,430	423
Unrealized loss (gain) on changes in fair value of interest rate derivatives	88	(51)
(Gain) loss from equity investments in unconsolidated international affiliated funds	(1,882)	1,697
Income distributions from equity investments in unconsolidated international affiliated funds	1,278	1,557
Payment-in-kind interest on commercial mortgage loans	(118)	(148)
Straight-line rent adjustment	(3,893)	(814)
Amortization of above- and below-market lease intangibles	(2,079)	(2,076)
Amortization of deferred financing costs	842	290
Amortization of mortgage discount	840	897
Amortization of restricted stock grants	131	106
Change in assets and liabilities:
Decrease in other assets	(1,841)	(1,943)
Increase in accounts payable, accrued expenses and other liabilities	2,487	450
Net cash provided by operating activities	40,598	36,934
Cash flows from investing activities:
Acquisitions of real estate	(104,858)	(60,906)
Origination and fundings of commercial mortgage loans	—	(1,245)
Proceeds from paydown of commercial mortgage loan	4,000	17,163
Capital improvements to real estate	(10,650)	(8,924)
Purchases of real estate-related securities	(38,885)	(35,961)
Proceeds from sale of real estate-related securities	66,842	36,712
Purchases of real estate debt	(44,825)	(38,108)
Proceeds from sale of real estate debt	24,678	18,616
Net cash used in investing activities	(103,698)	(72,653)
Cash flows from financing activities:
Proceeds from issuance of common stock	125,402	134,043
Repurchase of common stock	(143,353)	(121,986)
Offering costs paid	(646)	(584)
Borrowings under credit facility	91,000	40,000
Repayments on credit facility	(52,000)	(10,000)
Borrowings from mortgages payable	27,804	18,227
Payments on mortgages payable	(866)	(657)
Payment of deferred financing costs	(197)	(291)
Contributions from non-controlling interests	26,807	574
Payment of offering and organization costs due to affiliate	(493)	(498)
Distributions to preferred stockholders	(8)	(8)
Distributions to non-controlling interests	(1,113)	(81)
Subscriptions received in advance	27,606	25,473
Distributions	(34,424)	(32,488)
Net cash provided by financing activities	65,519	51,724
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(314)	(466)
Net increase in cash and cash equivalents and restricted cash during the period	2,105	15,539
Cash and cash equivalents and restricted cash, beginning of period	76,392	55,764
Cash and cash equivalents and restricted cash, end of period	$78,497	$71,303
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$49,995	$44,908
Restricted cash	28,502	26,395
Total cash and cash equivalents and restricted cash	$78,497	$71,303

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2026	2025

Supplemental disclosures:
Interest paid	$18,433	$21,494
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$295	$20
Reduction of commercial mortgage loans from borrower principal repayments on loan participations	$(1,875)	$—
Payment-in-kind interest on commercial mortgage loans	$118	$148
Accrued purchases of real estate debt	$4,185	$2,300
Accrued purchases of real estate-related securities	$137	$128
Non-cash financing activities:
Accrued distributions	$—	$278
Accrued stockholder servicing fees	$(2,983)	$(1,143)
Distribution reinvestments	$27,265	$25,687
Allocation to redeemable non-controlling interests	$(31)	$(62)
Reduction of loan participations related to commercial mortgage loans borrower principal repayments	$1,875	$—
Accrued offering costs	$—	$14
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
Pursuant to a Registration Statement on Form S-11 (File No. 333-222231), the Company registered with the Securities and Exchange Commission (the “SEC”) in its initial public offering up to $5.0 billion in shares of common stock (the “Initial Public Offering”). The Initial Public Offering was declared effective on January 31, 2018 and terminated on July 2, 2021.
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
The Company is conducting a private offering of Class I shares to feeder vehicles primarily created to hold Class I shares, which in turn will offer interests in themselves to investors. The Company is conducting such offering pursuant to an exemption to registration under the Securities Act of 1933, as amended.
On June 6, 2025, the Company, through the Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests (“DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from the Company's real properties or from third parties.
As of June 30, 2026, the Company had received aggregate proceeds of $3.3 billion from selling shares in the Offerings, unregistered private offerings, and sale of DST interests.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
As of June 30, 2026 and December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $208.6 million and $42.0 million, and $95.4 million and $30.6 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$89,719	$—	$—	$89,719	$102,792	$—	$—	$102,792
Investments in real estate debt	—	164,132	—	164,132	—	140,011	—	140,011
Investments in commercial mortgage loans	—	—	366,944	366,944	—	—	375,101	375,101
Interest rate derivatives (1)	—	—	—	—	—	306	—	306
Total	$89,719	$164,132	$366,944	$620,795	$102,792	$140,317	$375,101	$618,210

Liabilities:
Loan participations	$—	$—	$107,825	$107,825	$—	$—	$108,670	$108,670
Note payable	—	—	71,750	71,750	—	—	71,750	71,750
Interest rate derivatives(2)	—	228	—	228	—	435	—	435
Total	$—	$228	$179,575	$179,803	$—	$435	$180,420	$180,855
(1) Included in Other Assets on the Company's Consolidated Balance Sheets
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans	Loan Participations	Note Payable
Balance as of December 31, 2025	375,101	$108,670	$71,750
Additional fundings(1)	118	—	—
Paydowns	(5,875)	(1,875)	—
Net unrealized loss on assets(2)	(2,400)	—	—
Net unrealized loss on liabilities(2)	—	1,030	—
Balance as of June 30, 2026	$366,944	$107,825	$71,750
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Loss on Commercial Mortgage Loans of $3.4 million reported on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2026 includes unrealized loss of $2.4 million associated with commercial mortgage loans, and unrealized loss of $1.0 million associated with loan participations.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and note payable as of June 30, 2026.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.30% - 19.11% (4.97%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 3.10% - 5.71% (4.48%)
Note Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.10% (2.10%)

(1) Secured Overnight Financing Rate (“SOFR”) as of June 30, 2026 was 3.7%.
(2) Weighted by outstanding principal balance.
As of June 30, 2026, the carrying value of the Company’s Credit Facility approximated fair value. The fair value of the Company’s mortgages payable was $260.1 million and $235.6 million as of June 30, 2026 and December 31, 2025, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Restricted Cash
As of June 30, 2026, the Company had $28.5 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits and $27.6 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of June 30, 2026, the Company had six active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investments, one domestic TRS to hold the senior portions of certain commercial mortgage loans, one domestic TRS for self-storage, nonrental-related business, and one domestic TRS for transactions related to the DST Program. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 25% of the value of the Company’s total assets. For the three months ended June 30, 2026, the Company incurred federal income tax related to the TRSs of less than $0.1 million. For the six months ended June 30, 2026, the Company incurred federal income tax expense related to the TRSs of $0.1 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the three and six months ended June 30, 2026.
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
Deferred Taxes
As of June 30, 2026, the Company had a deferred tax liability of $2.3 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on October 31, 2021. As of June 30, 2026, the Company had reimbursed the Advisor $4.4 million of such expenses.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $0.2 million and $0.7 million remained outstanding as of June 30, 2026 and December 31, 2025, respectively. These organization and offering expenses are included in Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For both the three and six months ended June 30, 2026 and 2025, the Company charged $0.2 million and $0.6 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss) and as Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statements of Changes in Equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive loss of $(1.8) million and $(4.1) million for the three and six months ended June 30, 2026, respectively. Foreign currency translation adjustments resulted in other comprehensive income of $7.9 million and $11.3 million for the three and six months ended June 30, 2025, respectively.
The financial position and results of operations of APCF are measured in U.S. dollars for purposes of recording the related activity under the equity method of accounting. There is no direct foreign currency exposure to the Company for its investment in APCF.

Derivative Instruments
The Company uses derivative financial instruments such as interest rate swaps to manage risks from fluctuations in interest rates. The Company records its derivatives at fair value and such amounts are reflected in either Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets, depending on their position at the end of the reporting period. Any changes in the fair value of these derivatives are recorded as Unrealized (Loss) Gain from Interest Rate Derivatives on the Company’s Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standard Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on the Company's consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) Narrow Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 provide a comprehensive list of interim disclosures that are required by GAAP. ASU 2025-11 also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted for all entities. Management is currently assessing the impact this standard will have on the Company's consolidated financial statements.
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$1,773,230	$1,693,566
Land and land improvements	385,359	361,322
Furniture, fixtures and equipment	17,613	17,282
Total	2,176,202	2,072,170
Accumulated depreciation	(302,175)	(270,049)
Investments in real estate, net	$1,874,027	$1,802,121
For the three and six months ended June 30, 2026, depreciation expense was $16.4 million and $32.3 million, respectively. For the three and six months ended June 30, 2025, depreciation expense was $15.4 million and $30.8 million, respectively.

Acquisitions
During the six months ended June 30, 2026, the Company acquired three industrial properties and one grocery-anchored retail property.
The following table provides details of the properties acquired during the six months ended June 30, 2026 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands)
Industrial	$77,439	3	3	281
Grocery-anchored retail	27,458	1	1	93
	$104,898	4	4
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The intangible assets and liabilities acquired during the six months ended June 30, 2026 had a weighted-average amortization period of 5.99 years and 16.58 years, respectively, as of the acquisition date.
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
The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Building and building improvements	$76,627	$32,089
Land and land improvements	25,090	28,508
Furniture, fixtures and equipment	—	362
In-place lease intangible assets, net	7,798	2,782
Below-market lease intangible liabilities	(6,767)	(2,726)
Above-market lease intangible liabilities	298	—
Leasing commissions	772	395
Other intangibles	1,080	345
Total purchase price	$104,898	$61,755
Dispositions
The Company did not have any property dispositions during the six months ended June 30, 2026 and 2025.

Note 4. Investments in Real Estate-Related Securities
As of June 30, 2026 and December 31, 2025, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities, at Fair Value ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$102,792
Additions	39,022
Disposals	(66,846)
Unrealized gain	9,371
Realized gain	5,380
Ending balance as of June 30, 2026	$89,719
The following table summarizes the components of Realized and Unrealized Gain (Loss) from Real Estate-Related Securities ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss)	$4,690	$(1,805)	$9,371	$(1,755)
Realized gain (loss)	5,898	(788)	5,380	58
Dividend income	815	1,065	1,819	1,998
Total	$11,403	$(1,528)	$16,570	$301
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	June 30, 2026
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.27%	7/2/2043	$31,462	$30,376	$28,909
CMBS - Floating	5.92%	7/31/2040	135,282	134,900	135,223
Total	5.80%	2/17/2041	$166,744	$165,276	$164,132

	December 31, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.23%	12/25/2042	$28,853	$27,834	$26,718
CMBS - Floating	6.12%	8/13/2039	114,081	113,278	113,293
Total	5.94%	4/17/2040	$142,934	$141,112	$140,011
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	June 30, 2026			December 31, 2025
Collateral	Cost Basis	Fair Value	Percentage of Fair Value	Cost Basis	Fair Value	Percentage of Fair Value
Industrial	$61,098	$61,370	37.4%	$51,009	$51,455	36.8%
Multifamily	35,305	34,882	21.3%	29,966	29,737	21.2%
Hotel	34,793	34,815	21.2%	27,079	27,103	19.4%
Diversified	8,999	8,817	5.4%	7,190	7,057	5.0%
Office	8,759	8,721	5.3%	8,917	8,395	6.0%
Retail	5,687	5,702	3.5%	9,444	9,580	6.8%
Self-Storage	4,004	4,009	2.4%	1,000	1,003	0.8%
Net Lease	3,661	2,853	1.7%	3,660	2,844	2.0%
Mall	1,496	1,492	0.9%	—	—	—%
Life Science	1,474	1,471	0.9%	1,474	1,465	1.0%
Manufactured Housing	—	—	—%	1,373	1,372	1.0%
Total	$165,276	$164,132	100.0%	$141,112	$140,011	100.0%
The following table details the credit rating of the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	June 30, 2026			December 31, 2025
Credit Rating (1)	Cost Basis	Fair Value	Percentage of Fair Value	Cost Basis	Fair Value	Percentage of Fair Value
AAA	$6,549	$6,561	4.0%	$7,742	$7,766	5.5%
AA	22,220	22,311	13.6%	19,891	20,137	14.4%
A	61,396	61,511	37.5%	52,509	52,782	37.7%
BBB	65,204	65,562	39.9%	49,407	50,002	35.8%
BB	5,604	4,512	2.8%	6,253	4,921	3.6%
B	912	667	0.4%	1,198	1,077	0.8%
CCC	1,949	1,830	1.1%	4,112	3,326	2.3%
C	1,442	1,178	0.7%	—	—	—%
Total	$165,276	$164,132	100.0%	$141,112	$140,011	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$140,011
Additions	49,010
Disposals	(24,750)
Unrealized loss	(43)
Realized loss	(96)
Ending balance as of June 30, 2026	$164,132

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
The Company invested $79 million (€70 million) and had a 6.5% ownership in ECF as of June 30, 2026.
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
The following table summarizes the Investments in International Affiliated Funds from ECF ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$68,010
Income distributions	(1,224)
Income from equity investment in unconsolidated international affiliated fund	2,865
Foreign currency translation adjustment	(2,283)
Ending balance as of June 30, 2026	$67,368
Income from Investments in International Affiliated Funds from ECF for the three and six months ended June 30, 2026 was $1.9 million and $2.9 million, respectively. Income from Investments in International Affiliated Funds from ECF for the three and six months ended June 30, 2025 was $0.5 million and $1.2 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.2% ownership in APCF as of June 30, 2026. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Company’s Investments in International Affiliated Funds from APCF ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$48,974
Income distributions	(597)
Loss from equity investment in unconsolidated international affiliated fund	(983)
Ending balance as of June 30, 2026	$47,394
Loss from Investments in International Affiliated Funds from APCF for the three and six months ended June 30, 2026 was $(0.3) million and $(1.0) million, respectively. Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and six months ended June 30, 2025 was $0.7 million and $(2.9) million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Company’s Investments in Commercial Mortgage Loans, at Fair Value as of June 30, 2026 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)(2)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$57,899	$56,515
9-90 Corporate Center(2)	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$11,590
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$76,260	$73,260	$72,620
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$25,420	$24,420	$21,210
Dolce Living Royal Palm(1) (3)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$51,310
Dolce Living Royal Palm(3)	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2027	Interest only	$17,144	$17,144	$17,020
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest only	$54,200	$54,179	$54,179
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	11/19/2028	Interest only	$82,500	$82,500	$82,500
Total									$384,092	$366,944
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, were not derecognized and are reported on the Consolidated Balance Sheets as further described in Note 9.
(2) 9-90 Corporate Center Senior and Mezzanine loans are in nonaccrual status as of June 30, 2026. Management placed the loans in nonaccrual status in fourth quarter of 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loans at maturity, at which point interest income was no longer accrued and will only be recognized to the extent cash payments are received. Discussions are currently ongoing with the borrower regarding resolution of outstanding loan balance.
(3) Loans were fully repaid subsequent to balance sheet date, as further described in Note 22.
For the three and six months ended June 30, 2026, the Company had unrealized losses on its commercial mortgage loans of $(2.0) million and $(3.4) million, respectively. For the three and six months ended June 30, 2025, the Company had unrealized gains (losses) on its commercial mortgage loans of $0.1 million and $(0.4) million, respectively.
For the three and six months ended June 30, 2026, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $4.9 million and $9.9 million, respectively. For the three and six months ended June 30, 2025, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $6.9 million and $14.2 million, respectively.
The following table summarizes the Company’s investments in Commercial Mortgage Loans, at Fair Value ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$375,101
Additional fundings (1)	118
Paydowns	(5,875)
Net unrealized loss (2)	(2,400)
Ending balance as of June 30, 2026	$366,944
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Unrealized Loss on Commercial Mortgage Loans of $3.4 million reported on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2026 includes unrealized loss of $2.4 million associated with commercial mortgage loans and unrealized loss of $1.0 million associated with loan participations.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s Intangible Assets, Net and Intangible Liabilities, Net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$113,104	$105,354
Leasing commissions	62,316	57,757
Above-market lease intangibles	13,398	13,102
Other intangibles	20,044	18,927
Total intangible assets	$208,862	$195,140
Accumulated amortization:
In-place lease intangibles	$(76,050)	$(71,250)
Leasing commissions	(30,382)	(27,036)
Above-market lease intangibles	(7,401)	(6,510)
Other intangibles	(12,204)	(11,067)
Total accumulated amortization	(126,037)	(115,863)
Intangible assets, net	$82,825	$79,277
Intangible liabilities:
Below-market lease intangibles	$(63,223)	$(56,460)
Accumulated amortization	27,938	24,967
Intangible liabilities, net	$(35,285)	$(31,493)
For the three and six months ended June 30, 2026, amortization expense relating to intangible assets was $5.3 million and $10.2 million, respectively, which includes above-market lease amortization of $0.5 million and $0.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations. For the three and six months ended June 30, 2025, amortization expense relating to intangible assets was $5.0 million and $10.4 million, respectively, which includes above-market lease amortization of $0.4 million and $0.9 million, respectively, that is recorded to Rental Revenue on the Consolidated Statement of Operations.
Income from the amortization of below-market lease intangibles was $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2026. Income from the amortization of below-market lease intangibles was $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2025.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2026 is as follows ($ in thousands):

	In-Place Lease Intangibles	Leasing Commissions	Above-Market Lease Intangibles	Other Intangibles	Below-Market Lease Intangibles
2026 (remaining)	$5,415	$3,533	$1,028	$1,376	$(2,751)
2027	8,815	6,352	1,774	1,733	(4,586)
2028	6,842	5,524	1,596	1,407	(3,897)
2029	4,253	3,946	146	926	(2,838)
2030	3,368	3,220	85	753	(2,605)
Thereafter	8,361	9,359	1,368	1,645	(18,608)
Total	$37,054	$31,934	$5,997	$7,840	$(35,285)

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
The following table summarizes the Loan Participations, at Fair Value as of June 30, 2026 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center (1)	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$57,899	$56,515
Dolce Living Royal Palm	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$51,310
Total								$109,331	$107,825
(1) As further discussed in Note 7. Investments in Commercial Mortgage Loans, the corresponding 9-90 Corporate Center senior loan is in nonaccrual status as of June 30, 2026. Management placed the loan in nonaccrual status in the fourth quarter of 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loan at maturity, at which point interest income was no longer accrued. Similarly, corresponding interest expense for the related loan participation was no longer accrued.
The following table shows the Company’s Loan Participations, at Fair Value ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$108,670
Paydowns	(1,875)
Net unrealized loss	1,030
Ending balance as of June 30, 2026	$107,825
For the three and six months ended June 30, 2026, the Company recognized interest expense related to its loan participations of $0.7 million and $1.4 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the three and six months ended June 30, 2025, the Company recognized interest expense related to its loan participations of $2.7 million and $5.4 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On September 26, 2025, the Credit Agreement was amended to increase the Credit Facility to $665.0 million in aggregate commitments, consisting of a $440.0 million Revolving Facility and a $225.0 million TL Facility, with a $135.0 million accordion feature that may increase the aggregate commitments to up to $800.0 million. The Revolving Facility and TL Facility will mature on September 26, 2028, subject to two one-year extension options held by the Operating Partnership, which include the payment of an extension fee of 0.125% of the aggregate commitment of the respective facility extended. Loans outstanding under the Revolving Facility and TL Facility bear interest, at the borrower’s option, at either an adjusted base rate or a SOFR rate, plus an applicable margin. For the Revolving Facility, the applicable margin ranges from 0.30% to 0.90% for borrowings at the base rate and 1.30% to 1.90% for borrowings at the SOFR rate based on the total leverage ratio of the borrower and its subsidiaries. For the TL Facility, the applicable margin ranges from 0.25% to 0.85% for borrowings at the base rate and 1.25% to 1.85% for borrowings at the SOFR rate based on the total leverage ratio of the borrower and its subsidiaries. Additionally, for the Revolving Facility, there is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The TL Facility is fully disbursed as of June 30, 2026.
The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2026	December 31, 2025
Revolving Facility	S+applicable margin(1)	September 26, 2028	$440,000	$208,000	$169,000
TL Facility	S+applicable margin(2)	September 26, 2028	225,000	225,000	225,000
Credit Facility			$665,000	$433,000	$394,000
(1) The weighted-average interest rates for the three and six months ended June 30, 2026 for the Revolving Facility were 4.99% and 5.00%, respectively.
(2) The weighted-average interest rates for the three and six months ended June 30, 2026 for the TL Facility was 4.97% for both periods.
As of June 30, 2026, the Company had $433.0 million in borrowings and had outstanding accrued interest of $1.5 million under the Credit Facility. For the three and six months ended June 30, 2026, the Company incurred $5.4 million and $10.5 million, respectively, in interest expense under the Credit Facility. For the three and six months ended June 30, 2025, the Company incurred $5.0 million and $9.4 million, respectively, in interest expense under the Credit Facility.
As of June 30, 2026, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of June 30, 2026 ($ in thousands):

Year	Credit Facility
2026 (remaining)	$—
2027	—
2028	433,000
2029	—
2030	—
Thereafter	—
Total	$433,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	66,397	67,242
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	1.86%	03/28/30	16,607	17,237
Munich LEN	Bayern LB	4.13%	01/30/31	27,423	—
Total fixed rate mortgages payable				240,677	214,729
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.78%(1) (2)	12/31/32	29,111	29,963
Total mortgages payable				269,788	244,692
Deferred financing costs, net				(1,299)	(1,225)
Discount on assumed mortgage notes, net				(5,839)	(6,680)
Mortgages payable, net				$262,650	$236,787
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on July 31, 2025, which fixed the interest rate at 2.85%. See Note 18 for additional detail.

As of June 30, 2026, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three and six months ended June 30, 2026, the Company incurred $1.9 million and $3.7 million, respectively, in interest expense on mortgages payable. For the three and six months ended June 30, 2025, the Company incurred $1.8 million and $3.5 million, respectively, in interest expense on mortgages payable.
The following table presents the future principal payments due under mortgages payable as of June 30, 2026 ($ in thousands):

Year	Mortgages Payable
2026 (remaining)	$53,871
2027	15,569
2028	70,639
2029	14,202
2030	16,649
Thereafter	98,858
Total	$269,788
Note 12. Note Payable, at fair value
The Company finances the acquisition of certain commercial mortgage loans through the use of “note-on-note” transactions. The note bears interest based on competitive market rates determined at the time of issuance. The note involves leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced. As of June 30, 2026, the Company had one note outstanding with Capital One, National Association ("Capital One"), which matured on April 9, 2026. The note is currently operating under its existing terms. Following a recent modification of the underlying loan, the Company and lender are currently negotiating a refinancing of the note. As of June 30, 2026, the total principal amount of the note was $71.9 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the three and six months ended June 30, 2026 was $0.9 million and $1.9 million, respectively, based on a rate of SOFR plus 1.65%. Interest expense incurred for the three and six months ended June 30, 2025 was $1.1 million and $2.2 million, respectively, based on a rate of SOFR plus 1.65%. The note is collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7.
The following table summarizes the Company’s note payable balance ($ in thousands):

June 30, 2026
Beginning balance as of December 31, 2025	$71,750
Net unrealized gain	—
Ending balance as of June 30, 2026	$71,750
The following table presents the future principal payments due under the note payable as of June 30, 2026 ($ in thousands):

Year	Note Payable(1)
2026 (remaining)	$71,947
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$71,947
(1) The weighted-average interest rate on the note payable for the three and six months ended June 30, 2026 were 5.36% and 5.33%.

Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets, Net ($ in thousands):

	June 30, 2026	December 31, 2025
Straight-line rent receivable	$21,584	$17,700
Receivables	9,232	7,271
Prepaid expenses	3,734	3,279
Deferred financing costs on Credit Facility, net	3,428	4,120
Right-of-use asset – finance leases	2,312	2,340
Right-of-use asset – operating lease	1,975	1,992
Other	1,221	1,193
Total	$43,486	$37,895
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities
($ in thousands):

	June 30, 2026	December 31, 2025
Common stock repurchases	$31,656	$19,294
Accounts payable and accrued expenses	18,956	15,681
Real estate taxes payable	8,920	8,439
Tenant security deposits	7,795	7,572
Prepaid rental income	6,404	5,645
Lease liability – finance leases	2,506	2,510
Accrued interest expense	2,417	2,372
Deferred tax liability	2,330	2,279
Lease liability – operating lease	2,225	2,213
Other	6,278	5,291
Total	$89,487	$71,296
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
As of June 30, 2026 and December 31, 2025, the Company had accrued advisory fees of $2.3 million and $2.4 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company incurred advisory fee expenses of $6.5 million and $12.9 million, respectively. For the three and six months ended June 30, 2025, the Company incurred advisory fee expenses of $6.1 million and $12.0 million, respectively.

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
As of June 30, 2026 and December 31, 2025, the Company recorded Redeemable Non-Controlling Interest of $0.3 million and $0.3 million, respectively, on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For both the three and six months ended June 30, 2026, the Company incurred less than $0.1 million, attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three and six months ended June 30, 2026 ($ in thousands):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Service provided	NexCore	MyPlace	NexCore	MyPlace
Property and project management services	$21	$10	$44	$20
Acquisition and asset management services	—	49	—	99
Total	$21	$59	$44	$119

The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three and six months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Service provided	NexCore	MyPlace	NexCore	MyPlace
Property and project management services	$59	$10	$129	$19
Acquisition and asset management services	—	50	—	97
Total	$59	$60	$129	$116
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and six months ended June 30, 2026, the Company incurred stockholder servicing fees of $1.4 million and $2.9 million, respectively. For the three and six months ended June 30, 2025, the Company incurred stockholder servicing fees of $1.5 million and $3.0 million, respectively. As of June 30, 2026, the Company had accrued approximately $32.6 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the last month of the reporting period.
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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued stockholder servicing fees(1)	$32,620	$35,603
Advanced organization and offering expenses	246	739
Total	$32,866	$36,342
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
The Operating Partnership will pay the Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option (as defined in Note 21) in exchange for DST Interests or specific DST Properties and only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating intermediary that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. All or a portion of the upfront sales commissions and ongoing investor servicing fees may be reallowed to participating intermediaries, as set forth in the applicable agreement between the Dealer Manager and such participating intermediary. For both the three and six months ended June 30, 2026, and 2025, less than $0.1 million in expense was incurred for investor servicing fees.
The Company currently receives an organizational and offering expense reimbursement of 1.0% to 1.25% of DST Interests sold. For the three and six months ended June 30, 2026, the Company earned organizational and offering expense reimbursement fees of $0.1 million and $0.3 million, respectively.
Additional Related Party Disclosures
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
As of June 30, 2026, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 9% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of Rental Income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Rental Income	2026	2025	2026	2025
Fixed lease payments	$37,780	$35,731	$72,751	$70,043
Variable lease payments	11,287	8,827	20,962	17,756
Straight-line rental income	1,725	516	3,893	814
Net increase to rental income related to above and below market lease amortization	1,079	1,044	2,079	2,076
Total	$51,871	$46,118	$99,685	$90,689

Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term as of June 30, 2026 are as follows ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$69,640
2027	106,902
2028	85,605
2029	67,669
2030	56,396
Thereafter	186,654
Total	$572,866
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of June 30, 2026, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	June 30, 2026	December 31, 2025
Right-of-use asset – finance leases	$2,312	$2,340
Right-of-use asset – operating lease	1,975	1,992
Liabilities:
Lease liability – finance leases	2,506	2,510
Lease liability – operating lease	2,225	2,213
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of June 30, 2026, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 35 years and 41 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of June 30, 2026 are as follows
($ in thousands):

	Operating Lease	Finance Leases
2026 (remaining)	$81	$109
2027	169	219
2028	169	219
2029	169	219
2030	169	219
Thereafter	7,261	8,243
Total undiscounted future lease payments	8,018	9,228
Difference between undiscounted cash flows and discounted cash flows	(5,793)	(6,722)
Total lease liability	$2,225	$2,506

Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company incurred operating ground lease costs of $0.1 million for each period. For the three and six months ended June 30, 2025, the Company incurred operating ground lease costs of $0.1 million for each period.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on lease liabilities	$53	$53	$106	$106
Amortization of right-of-use assets	14	14	28	28
Total finance lease cost	$67	$67	$134	$134
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	June 30, 2026
Interest Rate Derivatives	Number of instruments	Notional Amount(1)	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	5	DKK 190,428	2.85%	CIBOR	4.5	7/31/2025	12/30/2030
(1) As of June 30, 2026, the Notional Amount translated to $29.1 million.
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in a Asset Position(1)		Fair Value of Derivative in a Liability Position(2)
Derivative financial instrument	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate swaps – property debt	$—	$—	$228	$435
Interest rate swap – swaption	—	306	—	—
Total derivative financial instrument	$—	$306	$228	$435
(1) Included in Other Assets on the Company's Balance Sheets.
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three and six months ended June 30, 2026, the Company recorded unrealized losses related to changes in fair value of its derivative financial instruments of $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2025, the Company recorded unrealized (losses) gains related to changes in fair value of its derivative financial instruments of $(0.02) million and $0.1 million, respectively.

Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of June 30, 2026, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of June 30, 2026, the Company had issued and outstanding 10,146,536 shares of Class T common stock, 46,794,281 shares of Class S common stock, 6,963,208 shares of Class D common stock, 115,468,590 shares of Class I common stock and 23,026,429 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended June 30, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
March 31, 2026	11,402	47,378	7,341	111,944	23,454	201,519
Common Stock Issued(1)	(1,189)	929	22	6,096	—	5,858
Distribution Reinvestment	69	307	47	771	—	1,194
Vested Stock Grant	—	—	—	1	—	1
Common Stock Repurchased	(135)	(1,820)	(447)	(3,343)	(428)	(6,173)
June 30, 2026	10,147	46,794	6,963	115,469	23,026	202,399

	Six Months Ended June 30, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2025	12,662	47,558	7,304	108,740	23,880	200,144
Common Stock Issued(1)	(1,943)	2,186	156	13,243	—	13,642
Distribution Reinvestment	143	622	94	1,563	—	2,422
Vested Stock Grant	—	—	—	2	—	2
Common Stock Repurchased	(715)	(3,572)	(591)	(8,079)	(854)	(13,811)
June 30, 2026	10,147	46,794	6,963	115,469	23,026	202,399
(1) Common stock issued includes conversions between share classes.

TIAA purchased $300.0 million in shares of the Company’s Class N common stock (less the $200,000 initial capitalization) through a wholly owned subsidiary. TIAA may submit its shares for repurchase; provided, that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for TIAA to submit for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the three and six months ended June 30, 2026, the Company repurchased a total of 425,894 and 853,610 of TIAA's Class N shares for $5.0 million and $10.0 million, respectively, pursuant to the terms described above. As of June 30, 2026, TIAA holds 23,026,429 Class N shares with a value of $269.1 million at the June 30, 2026 NAV per Class N share.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of June 30, 2026 and December 31, 2025, the Company had accrued $10.4 million for each period. For the three and six months ended June 30, 2026, the Company declared and paid distributions of $30.9 million and $61.7 million, respectively. For the three and six months ended June 30, 2025, the Company declared and paid distributions of $29.3 million and $58.2 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1903 and $0.3809 per share for the three and six months ended June 30, 2026, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table details the net distribution for each of the Company’s share classes:

	Three Months Ended June 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1903	$0.1903	$0.1903	$0.1903	$0.1903
Advisory fee per share of common stock	(0.0340)	(0.0335)	(0.0340)	(0.0339)	(0.0184)
Stockholder servicing fee per share of common stock	(0.0243)	(0.0240)	(0.0072)	—	—
Net distribution per share of common stock	$0.1320	$0.1328	$0.1491	$0.1564	$0.1719

	Six Months Ended June 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3809	$0.3809	$0.3809	$0.3809	$0.3809
Advisory fee per share of common stock	(0.0672)	(0.0663)	(0.0673)	(0.0671)	(0.0363)
Stockholder servicing fee per share of common stock	(0.0481)	(0.0478)	(0.0143)	—	—
Net distribution per share of common stock	$0.2656	$0.2668	$0.2993	$0.3138	$0.3446

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
For the three and six months ended June 30, 2026, the Company repurchased shares of its common stock for $69.5 million and $155.7 million, respectively. For the three and six months ended June 30, 2025, the Company repurchased shares of its common stock for $60.8 million and $131.2 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2026.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of June 30, 2026 and December 31, 2025, the Company recorded an allocation adjustment between Additional paid-in capital and Redeemable Non-Controlling Interest. The balance was $0.3 million as of both June 30, 2026 and December 31, 2025.

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
The following table sets forth the financial position by segment ($ in thousands):

	June 30, 2026	December 31, 2025
Industrial	$633,289	$556,911
Healthcare	413,431	422,335
Multifamily	287,404	358,290
Retail	315,084	286,320
Single-Family Housing	135,199	137,892
Office	106,677	109,090
Self-Storage	55,174	57,282
Commercial Mortgage Loans	366,944	375,101
Real Estate-Related Securities (1)	253,851	242,803
International Affiliated Funds	114,762	116,984
Other (Corporate)	132,577	67,565
Total assets	$2,814,392	$2,730,573
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

.The following table sets forth the financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$15,697	$12,210	$8,426	$8,078	$2,892	$3,495	$1,073	$—	$—	$—	$—	$51,871
Income from commercial mortgage loans	—	—	—	—	—	—	—	4,946	—	—	—	4,946
Total segment revenues	15,697	12,210	8,426	8,078	2,892	3,495	1,073	4,946	—	—	—	56,817
Expenses:
Property operating	3,855	3,851	3,540	2,117	1,370	1,052	681	—	—	—	—	16,466
Total segment expenses	3,855	3,851	3,540	2,117	1,370	1,052	681	—	—	—	—	16,466
Realized and unrealized gain from real estate-related securities									11,403			11,403
Realized and unrealized gain from real estate debt									535			535
Income from equity investments in unconsolidated international affiliated funds										1,631		1,631
Unrealized loss on commercial mortgage loans								(1,960)				(1,960)
Segment net operating income	$11,842	$8,359	$4,886	$5,961	$1,522	$2,443	$392	$2,986	$11,938	$1,631	$—	$51,960
Depreciation and amortization	(5,667)	(5,909)	(3,067)	(3,479)	(1,239)	(1,434)	(434)	—	—	—	—	(21,229)
Unrealized loss from interest rate derivatives											(178)	(178)
General and administrative expenses											(2,914)	(2,914)
Advisory fee due to affiliates											(7,902)	(7,902)
Interest income											2,596	2,596
Interest expense											(9,867)	(9,867)
Net income												$12,466
Net income attributable to non-controlling interests												13
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$12,449
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

.The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$12,981	$11,797	$8,058	$5,881	$2,855	$3,469	$1,077	$—	$—	$—	$—	$46,118
Income from commercial mortgage loans	—	—	—	—	—	—	—	6,909	—	—	—	6,909
Total segment revenues	12,981	11,797	8,058	5,881	2,855	3,469	1,077	6,909	—	—	—	53,027
Expenses:
Property operating	3,780	3,846	3,378	1,676	1,422	1,148	707	—	—	—	—	15,957
Total segment expenses	3,780	3,846	3,378	1,676	1,422	1,148	707	—	—	—	—	15,957
Realized and unrealized loss from real estate-related securities									(1,528)			(1,528)
Realized and unrealized loss from real estate debt									(191)			(191)
Income from equity investments in unconsolidated international affiliated funds										1,258		1,258
Unrealized gain on commercial mortgage loans								112				112
Segment net operating income	$9,201	$7,951	$4,680	$4,205	$1,433	$2,321	$370	$7,021	$(1,719)	$1,258	$—	$36,721
Depreciation and amortization	(5,979)	(5,914)	(2,612)	(2,469)	(1,183)	(1,408)	(426)	—	—	—	—	(19,991)
Unrealized gain on note payable											30	30
Unrealized loss from interest rate derivatives											(21)	(21)
General and administrative expenses											(2,607)	(2,607)
Advisory fee due to affiliates											(7,599)	(7,599)
Interest income											2,700	2,700
Interest expense											(11,358)	(11,358)
Net loss												$(2,125)
Net income attributable to non-controlling interests												11
Net income attributable to preferred stock												4
Net loss attributable to common stockholders												$(2,140)
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

.The following table sets forth the financial results by segment for the six months ended June 30, 2026 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$29,858	$23,595	$16,907	$14,905	$5,694	$6,697	$2,029	$—	$—	$—	$—	$99,685
Income from commercial mortgage loans	—	—	—	—	—	—	—	9,869	—	—	—	9,869
Total segment revenues	29,858	23,595	16,907	14,905	5,694	6,697	2,029	9,869	—	—	—	109,554
Expenses:
Property operating	7,744	7,957	6,790	3,879	2,963	2,235	1,368	—	—	—	—	32,936
Total segment expenses	7,744	7,957	6,790	3,879	2,963	2,235	1,368	—	—	—	—	32,936
Realized and unrealized gain from real estate-related securities									16,570			16,570
Realized and unrealized loss from real estate debt									(139)			(139)
Income from equity investments in unconsolidated international affiliated funds										1,882		1,882
Unrealized loss on commercial mortgage loans								(3,430)				(3,430)
Segment net operating income	$22,114	$15,638	$10,117	$11,026	$2,731	$4,462	$661	$6,439	$16,431	$1,882	$—	$91,501
Depreciation and amortization	(11,378)	(11,801)	(5,825)	(6,374)	(2,475)	(2,829)	(864)	—	—	—	—	(41,546)
Unrealized loss from interest rate derivatives											(88)	(88)
General and administrative expenses											(5,522)	(5,522)
Advisory fee due to affiliates											(15,721)	(15,721)
Interest income											5,076	5,076
Interest expense											(19,319)	(19,319)
Net income												$14,381
Net income attributable to non-controlling interests												23
Net income attributable to preferred stock												8
Net income attributable to common stockholders												$14,350
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$25,853	$22,417	$16,077	$11,807	$5,653	$6,761	$2,121	$—	$—	$—	$—	$90,689
Income from commercial mortgage loans	—	—		—	—	—	—	14,166	—	—	—	14,166
Total segment revenues	25,853	22,417	16,077	11,807	5,653	6,761	2,121	14,166	—	—	—	104,855
Expenses:
Property operating	7,186	8,250	6,508	3,350	2,582	2,268	1,338	—	—	—	—	31,482
Total segment expenses	7,186	8,250	6,508	3,350	2,582	2,268	1,338	—	—	—	—	31,482
Realized and unrealized gain from real estate-related securities									301			301
Realized and unrealized gain from real estate debt									201			201
Loss from equity investments in unconsolidated international affiliated funds										(1,697)		(1,697)
Unrealized loss on commercial mortgage loans								(423)				(423)
Segment net operating income	$18,667	$14,167	$9,569	$8,457	$3,071	$4,493	$783	$13,743	$502	$(1,697)	$—	$71,755
Depreciation and amortization	(11,635)	(11,837)	(5,281)	(5,174)	(2,362)	(3,177)	(847)	—	—	—	—	(40,313)
Unrealized gain on note payable											220	220
Unrealized gain from interest rate derivatives											51	51
General and administrative expenses											(4,406)	(4,406)
Advisory fee due to affiliates											(15,078)	(15,078)
Interest income											4,727	4,727
Interest expense											(21,999)	(21,999)
Net loss												$(5,043)
Net income attributable to non-controlling interests												14
Net income attributable to preferred stock												8
Net loss attributable to common stockholders												$(5,065)
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
The DST entities are considered to be VIEs. The Company consolidates these entities because each entity is the primary beneficiary as, through its Advisor, it controls key decisions including the FMV option, distribution timing, and absorbs the significant economic risks and rewards via the Operating Partnership master lease agreement with the DST.
The sales of DST Interests are accounted for as sales of equity interests. As of June 30, 2026, the Company has raised aggregate proceeds of $56.0 million related to the DST Program since inception, which is included in Non-Controlling Interests and Additional paid-in capital in the Company's Consolidated Balance Sheets.
As of June 30, 2026, the following investments are included in the DST Program, which are included in Investments in Real Estate, Net in the Company's consolidated financial statements:

Property	Sector	Location
Elston Plaza	Retail	Chicago, IL
Hembree Park	Industrial	Roswell, GA
Henderson Square	Retail	King of Prussia, PA
Mountain View	Industrial	Salt Lake City, UT
UP Minneapolis	Industrial	Minneapolis, MN
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
Note 22. Subsequent Events
In July 2026, the borrower fully paid off the $17.3 million Dolce Living Royal Palm mezzanine commercial mortgage loan described in Note 7.
In July 2026, the Company originated a $42.0 million senior loan to finance the acquisition of a seven-story multifamily property located in Houston, Texas. The loan allows for an additional $7.0 million in funding available to the borrower and matures in July 2029 with the borrower holding two additional 1-year extension options.
In August 2026, the Company acquired a 100% leased, light industrial facility for $29.1 million located in the Central Kane submarket of Chicago.

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
The DST Program provides us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product with potential tax advantages for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, repay indebtedness, fund the repurchase of shares of our common stock under our share repurchase plan and for other corporate purposes. As of June 30, 2026, we have raised $56.0 million in proceeds from the DST Program.

Q2 2026 Highlights
Operating results:
•Declared and paid monthly distributions totaling $30.9 million during the three months ended June 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.56%	5.30%	4.72%	4.78%
Year-to-Date Total Return, without upfront selling commissions	2.25%	2.13%	1.83%	1.86%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	0.60%	(1.72)%	(1.69)%
Inception-to-Date Total Return, without upfront selling commissions	6.99%	6.75%	6.30%	5.92%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.55%	5.80%	5.36%
Capital Activity:
•Raised $81.6 million of gross proceeds during the three months ended June 30, 2026.
•Raised $9.1 million of proceeds from the DST Program during the three months ended June 30, 2026.
•Satisfied all share repurchase requests, totaling $69.5 million, for the three months ended June 30, 2026.
Acquisition Activity:
•In June 2026, we acquired Fruit Valley Logistics Center, a Class A light industrial property located in the West Vancouver submarket of Portland, Oregon metropolitan statistical area for $13.0 million. The 63,262 square-foot property is 100% leased.
Portfolio
The following charts outline the allocation of our investments based on fair value as of June 30, 2026(1) (2):
(1) North America within allocation by region includes publicly-listed REITs (3%), CMBS (5%) and Commercial Mortgage Loans (8%) .
(2) RE-Related Securities within asset allocation includes publicly-listed REITs (3%) and CMBS (5%) as shown on our Consolidated Balance Sheets.

The following charts further describe the diversification of our direct investments in real properties based on fair value as of June 30, 2026(3)(4):
(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our international directly held properties.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSP (“ECF”), in which we are currently invested, as of June 30, 2026:

European Cities Fund

Logport, Venlo

CityPark Cross Dock, Vienna

CityPark 1 & 2, Vienna

CityPark 3,4 & 5, Vienna

The Cube, Berlin

Devonshire Square, London

Haagsche Zwaan, The Hague

Xanadú, Madrid

Meraville Retail Park, Bologna

Kamppi, Helsinki

STAY Tarragona, Tarragona

STAY Torrejon, Madrid

Batignolles, Paris

Sir Devonshire, London

Kamppi
Helsinki
Logport
Venlo
Sir Devonshire
London
Devonshire Sq
London
The Cube
Berlin
Haagsche Zwaan
The Hague
CityPark
Cross Dock
CityPark
Phases 1&2
CityPark
Phases 3,4&5
Batignolles
Paris
Meraville,
Bologna
Xanadú
Madrid
STAY Torrejon
Madrid
STAY Tarragona
Tarragona

Source: Nuveen Real Estate, Q2 2026. Portfolio after current transactions are completed.

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of June 30, 2026:

APCF Country and Sector Exposure

Hong Kong (1)
South Korea (5)
Japan (20)
Singapore (1)
Australia (2)

Source: Nuveen Real Estate, Jun 2026.

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of June 30, 2026:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	92%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	94%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	93%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	94%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	94%
CASA Nord Portfolio	5	Copenhagen, Denmark	Various	100%	110	Units	100%
Meidaimae Multifamily	1	Tokyo, Japan	Mar, 2025	100%	60	Units	99%
Total Multifamily	11				1,464	Units	94%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	85%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	73%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	92%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	95%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	99%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	93%
Mountain View	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Hembree Park	1	Roswell, GA	Feb, 2026	100%	93	Sq. Ft	100%
Munich LEN	1	Ismaning, Germany	Mar, 2026	100%	125	Sq. Ft	100%
Fruit Valley Logistics Center	1	Vancouver, WA	June, 2026	100%	63	Sq. Ft	100%
Total Industrial	34				5,619	Sq. Ft	95%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	499	Sq. Ft	100%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	91	Sq. Ft	96%
Henderson Square	1	King of Prussia, PA	Aug, 2025	100%	107	Sq. Ft	100%
Elston Plaza	1	Chicago, IL	Mar, 2026	100%	93	Sq. Ft	97%
Total Retail	9				989	Sq. Ft	99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	Sq. Ft	100%
Perimeter’s Edge	1	Raleigh, NC	Sept, 2021	100%	85	Sq. Ft	84%
Total Office	3				325	Sq. Ft	96%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	83%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	85%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	99%
Total Healthcare	24				1,518	Sq. Ft	96%

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	80%
Imperial Sugar Land	1	Sugar Land, TX	June, 2022	100%	791	Units	90%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	68%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	87%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	84%
Total Self-Storage	5				3,074	Units	83%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	95%
Total Single-Family Housing	383						95%
Total Investment Properties	469						95%
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of June 30, 2026 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	24	$2,870	3%	216	3%
2027	66	15,298	15%	1,082	14%
2028	68	16,342	15%	1,490	19%
2029	59	12,558	12%	960	12%
2030	66	12,777	12%	703	9%
2031	40	8,047	8%	411	5%
2032	17	14,747	14%	1,597	21%
2033	27	10,465	9%	634	9%
2034	7	1,061	1%	33	—%
2035	7	2,000	2%	109	1%
Thereafter	20	9,039	9%	504	7%
Total	401	$105,204	100%	7,739	100%
(1) The annualized June 30, 2026 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of June 30, 2026, we had 59 holdings and have invested $77.1 million in securities that are valued at $89.7 million.
The following chart further describes the diversification of our investments in real estate-related securities of June 30, 2026:

By Sector (%)
Net lease
9%
Gaming
3%
Storage
5%
Apartments
10%
Healthcare
20%
Shopping Centers
11%
Industrial
13%
Tech Infra
16%
Other
Office Property
2%
Manufactured Housing
1%
Hotels
1%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments to which they are entitled. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 95%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 5.0% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (37%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 82%, with the remaining 18% comprised of fixed-rate securities) whose base index rate of one-month SOFR is 3.66%, and help to generate a current portfolio yield of approximately 6.65%. As of June 30, 2026, we have invested $165.3 million in CMBS that are valued at $164.1 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of June 30, 2026:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of June 30, 2026, ECF had 14 assets. As of March 31, 2026, ECF's investments had a gross asset value of $1.6 billion (€1.5 billion) and a loan to value (“LTV”) ratio of 39.2%. The ECF portfolio is well diversified and had a balanced country exposure with 23.4% in the United Kingdom, 19.7% in Spain, 13.5% in Finland, 12.6% in Germany, 11.0% in the Netherlands, 10.1% in Austria, and 7.9% in Italy. The 12-month net total return and since-inception net total return was 5.6% and 2.0%, respectively, as of March 31, 2026.
Income from equity investments in unconsolidated international affiliated funds from ECF for the three and six months ended June 30, 2026 was $1.9 million and $2.9 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of June 30, 2026, APCF had 13 investments (28 assets). As of March 31, 2026, APCF's investments had a gross asset value of $1.6 billion and an LTV ratio of 38.4%. APCF had 29.1% exposure in South Korea, 28.8% in Singapore, 23.9% in Japan, 8.7% in Hong Kong and 9.5% in Australia, resulting in a 12-month total return and a since-inception total return of 4.2% and 5.4% (foreign exchange-neutral), respectively, as of March 31, 2026.
Loss from equity investments in unconsolidated international affiliated funds from APCF for the three and six months ended June 30, 2026 was $0.3 million and $1.0 million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of June 30, 2026 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)(2)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$57,899	$56,515
9-90 Corporate Center(2)	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$11,590
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$76,260	$73,260	$72,620
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$25,420	$24,420	$21,210
Dolce Living Royal Palm(1)	7/8/2022	Senior	Multifamily	Kissimmee, FL	SOFR + 185 bps	7/9/2027	Interest only	$51,432	$51,432	$51,310
Dolce Living Royal Palm	7/8/2022	Mezzanine	Multifamily	Kissimmee, FL	SOFR + 525 bps	7/9/2027	Interest only	$17,144	$17,144	$17,020
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest only	$54,200	$54,179	$54,179
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	11/19/2028	Interest only	$82,500	$82,500	$82,500
Total									$384,092	$366,944
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP and were not derecognized.
(2) 9-90 Corporate Center Senior and Mezzanine loans are in nonaccrual status as of June 30, 2026. Management placed the loans in nonaccrual status in fourth quarter of 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loans at maturity, at which point interest income was no longer accrued and will only be recognized to the extent cash payments are received. Discussions are currently ongoing with the borrower regarding resolution of outstanding loan balance.
(3) Loans were fully repaid subsequent to balance sheet date, as further described in Note 22. "Subsequent Events" in our consolidated financial statements.
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
For the three and six months ended June 30, 2026, we had unrealized losses on commercial mortgage loans of $2.0 million and $3.4 million, respectively.
For the three and six months ended June 30, 2026, we recognized interest and loan origination income from our investment in commercial mortgage loans of $4.9 million and $9.9 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the six months ended June 30, 2026, global markets continued to experience volatility, driven by concerns over persistent inflation, slowing economic growth and geopolitical uncertainty. However, global real estate values have continued to show signs of stabilization as total returns for real estate have remained positive since mid-2024, driven by consistently positive and stable income returns coupled with modest valuation changes. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
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
Results of Operations
The following table sets forth the results of our operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Revenues
Rental revenue	$51,871	$46,118	$5,753	$99,685	$90,689	$8,996
Income from commercial mortgage loans	4,946	6,909	(1,963)	9,869	14,166	(4,297)
Total revenues	56,817	53,027	3,790	109,554	104,855	4,699
Expenses
Rental property operating	16,466	15,957	509	32,936	31,482	1,454
General and administrative	2,914	2,607	307	5,522	4,406	1,116
Advisory fee due to affiliate	7,902	7,599	303	15,721	15,078	643
Depreciation and amortization	21,229	19,991	1,238	41,546	40,313	1,233
Total expenses	48,511	46,154	2,357	95,725	91,279	4,446
Other income (expense)
Realized and unrealized gain (loss) from real estate-related securities	11,403	(1,528)	12,931	16,570	301	16,269
Realized and unrealized (loss) gain from real estate debt	535	(191)	726	(139)	201	(340)
Income (loss) from equity investments in unconsolidated international affiliated funds	1,631	1,258	373	1,882	(1,697)	3,579
Unrealized (loss) gain on commercial mortgage loans	(1,960)	112	(2,072)	(3,430)	(423)	(3,007)
Unrealized (loss) gain from interest rate derivatives	(178)	(21)	(157)	(88)	51	(139)
Unrealized gain on note payable	—	30	(30)	—	220	(220)
Interest income	2,596	2,700	(104)	5,076	4,727	349
Interest expense	(9,867)	(11,358)	1,491	(19,319)	(21,999)	2,680
Total other income (expense)	4,160	(8,998)	13,158	552	(18,619)	19,171
Net income (loss)	$12,466	$(2,125)	$14,591	$14,381	$(5,043)	$19,424
Net income attributable to non-controlling interests	13	11	2	23	14	9
Net income attributable to preferred stock	4	4	—	8	8	—
Net income (loss) attributable to common stockholders	$12,449	$(2,140)	$14,589	$14,350	$(5,065)	$19,415
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made since the period ended June 30, 2025, our rental revenues and rental property operating expenses for the three and six months ended June 30, 2026 and 2025 are not comparable. However, certain properties in our portfolio were owned for both the three and six months ended June 30, 2026 and 2025 and are further discussed below in “Same Property Results of Operations.”

Income from Commercial Mortgage Loans
During the three and six months ended June 30, 2026, income from commercial mortgage loans decreased $(2.0) million and $(4.3) million compared to 2025. The decrease is due to the payoff of three commercial mortgage loans.
General and Administrative Expenses
During the three and six months ended June 30, 2026, general and administrative expenses increased $0.3 million and $1.1 million compared to 2025, respectively.The increase is primarily due to tax expenses, commitment fees related to the credit facility, bank service charges, and fund administration expenses.
Advisory Fee Due to Affiliate
During the three and six months ended June 30, 2026, the advisory fee due to affiliate increased by $0.3 million and $0.6 million, respectively, compared to the corresponding periods in 2025 due to an increase in NAV.
Depreciation and Amortization
During the three and six months ended June 30, 2026, depreciation and amortization increased by $1.2 million and $1.2 million, respectively, compared to the respective periods in 2025 primarily due to acquisition activity.
Realized and Unrealized Gain from Real Estate-Related Securities
During the three and six months ended June 30, 2026, realized and unrealized gain from real estate-related securities increased $12.9 million and $16.3 million, respectively, compared to the corresponding period in 2025. The change was driven by outperformance in the healthcare, industrial, and specialty sectors.
Realized and Unrealized Gain (Loss) from Real Estate Debt
Realized and unrealized gain (loss) from real estate debt changed from a loss of $(0.2) million for the three months ended June 30, 2025, to a gain of $0.5 million for the three months ended June 30, 2026. The increase was due to tightening spreads for the quarter. Realized and unrealized gain (loss) from real estate debt changed from a gain of $0.2 million to a loss of $(0.1) million for the six months ended June 30, 2026. The decrease was due to cumulative widening spreads over the course of the period.
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds
During the three months ended June 30, 2026, income from equity investments in unconsolidated International Affiliated Funds increased $0.4 million compared to the corresponding period in 2025. The change was primarily due to valuation increases in the residential and retail sectors for ECF. Income (loss) from equity investments in unconsolidated International Affiliated Funds changed from a loss of $(1.7) million to a gain of $1.9 million for the six months ended June 30, 2026. The change was primarily due to reduced foreign currency losses for APCF during the period.
Unrealized Loss on Commercial Mortgage Loans
During the three and six months ended June 30, 2026, unrealized loss on commercial mortgage loans increased $2.1 million and $3.0 million, respectively, compared to the corresponding periods in 2025. The change was due to appraisal adjustments on the collateral for the Tucson IV Mezzanine commercial mortgage loan in our consolidated financial statements.
Interest Income
During the three months ended June 30, 2026, interest income decreased $0.1 million compared to the corresponding period in 2025. The decrease is due to less accelerated amortization of discount related to CMBS paydowns before maturity, offset by increased investments in real estate debt. During the six months ended June 30, 2026, interest income increased $0.3 million compared to the corresponding period in 2025 due to increased investments in real estate debt.
Interest Expense
During the three and six months ended June 30, 2026, interest expense decreased $1.5 million and $2.7 million, respectively, compared to the corresponding periods in 2025 due to the 9-90 Corporate Center commercial mortgage loan being placed on non-accrual status (refer to Note 7. "Investment in Commercial Mortgage Loan" in our consolidated financial statements for additional information). This was offset by higher borrowings on the Credit Facility in 2026.
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

For the three months ended June 30, 2026, our same-property portfolio consisted of 31 industrial, 24 healthcare, 10 multifamily, seven retail, five self-storage, and three office properties. For the six months ended June 30, 2026, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, seven retail, five self-storage, and three office properties.
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
The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$12,449	$(2,140)	$14,350	$(5,065)
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(4,946)	(6,909)	(9,869)	(14,166)
Straight-line rental income	(1,725)	210	(3,893)	(814)
General and administrative	2,914	2,607	5,522	4,406
Advisory fee due to affiliates	7,902	7,599	15,721	15,078
Depreciation and amortization	21,229	19,991	41,546	40,313
Realized and unrealized (gain) loss from real estate-related securities	(11,403)	1,528	(16,570)	(301)
Realized and unrealized (gain) loss from real estate debt	(535)	191	139	(201)
(Gain) loss from equity investments in unconsolidated international affiliated funds	(1,631)	(1,258)	(1,882)	1,697
Unrealized loss (gain) on commercial mortgage loans	1,960	(112)	3,430	423
Unrealized loss (gain) from interest rate derivatives	178	21	88	(51)
Unrealized gain on note payable	—	(30)	—	(220)
Interest income	(2,596)	(2,700)	(5,076)	(4,727)
Interest expense	9,867	11,358	19,319	21,999
Income attributable to non-controlling interests	13	11	23	14
Income attributable to preferred stock	4	4	8	8
NOI	$33,680	$30,371	$62,856	$58,393
Non-same property NOI	4,118	2,412	7,594	3,928
Same property NOI	$29,562	$27,959	$55,262	$54,465

The following table details the components of same property NOI ($ in thousands):

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$	%	2026	2025	$	%
Same property rental revenue
Industrial	$13,393	$13,090	$303	2%	$24,763	$25,205	$(442)	(2)%
Healthcare	12,920	12,346	574	5%	24,881	23,638	1,243	5%
Multifamily	8,245	8,118	127	2%	15,983	15,948	35	—%
Retail	6,119	5,845	274	5%	12,239	11,712	527	4%
Office	2,236	2,320	(84)	(4)%	4,021	4,643	(622)	(13)%
Self-Storage	987	1,004	(17)	(2)%	1,862	1,981	(119)	(6)%
Total revenues	$43,900	$42,723	$1,177	3%	$83,749	$83,127	$622	1%
Same property operating expenses
Industrial	3,759	3,929	(170)	(4)%	7,323	7,189	134	2%
Healthcare	4,288	4,275	13	—%	8,923	9,090	(167)	(2)%
Multifamily	3,475	3,507	(32)	(1)%	6,490	6,363	127	2%
Retail	1,545	1,699	(154)	(9)%	3,164	3,378	(214)	(6)%
Office	666	719	(53)	(7)%	1,370	1,428	(58)	(4)%
Self-Storage	605	635	(30)	(5)%	1,217	1,214	3	—%
Total expenses	14,338	14,764	(426)	(3)%	28,487	28,662	(175)	(1)%
Same property NOI	$29,562	$27,959	$1,603	6%	$55,262	$54,465	$797	1%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and six months ended June 30, 2026, rental revenues increased by $1.2 million and $0.6 million, respectively, across the same property portfolio as compared to the corresponding periods in 2025.
For the three months ended June 30, 2026, this increase was driven primarily by decreased rent concessions and increased occupancy at certain of our industrial properties and healthcare properties, as well as increased recovery income at certain of our retail properties, which was partially offset by increases in rent concessions at certain of our office properties.
For the six months ended June 30, 2026, this increase was driven primarily by decreased rent concessions at certain of our healthcare properties, combined with increased tenant reimbursement income at certain of our healthcare and retail properties, which was partially offset by increases in rent concessions at certain of our office and industrial properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities, salaries and other maintenance expenses associated with real estate properties. For the three and six months ended June 30, 2026, property operating expenses decreased by $0.4 million and $0.2 million, respectively, across the same property portfolio as compared to the corresponding periods in 2025.
For the three months ended June 30, 2026, the decrease was driven primarily by decreased real estate taxes and repairs and maintenance expenses at certain of our industrial, retail, and multifamily properties, as well as decreased in repairs and maintenance expenses at certain of our office properties.
For the six months ended June 30, 2026, the decrease was driven primarily by decreased real estate taxes and grounds repairs expenses at certain of our healthcare and retail properties, which was offset by increases in repairs and maintenance and real estate taxes at certain of our industrial and multifamily properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $535.8 million of liquidity as of June 30, 2026, consisting of $232.0 million of undrawn capacity on our unsecured revolving credit facility (the “Credit Facility”), approximately $253.9 million in investments in real estate debt securities and real estate-related equity securities and $50.0 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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

In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings and the sale of DST Interests, from which we have collectively received proceeds of $3.3 billion as of June 30, 2026.
The following table is a summary of our indebtedness ($ in thousands):

	June 30, 2026			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	3.05%	2/20/2028	$240,677	$240,677	$214,729
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans(3)	+0.78%	12/31/2032	29,111	29,111	29,963
Total mortgage loans secured by our properties				269,788	244,692
Deferred financing costs, net				(1,299)	(1,225)
Discount on assumed mortgage notes, net				(5,839)	(6,680)
Total net mortgage loans secured by our properties				262,650	236,787

Variable-rate loans secured by other investments:
Variable-rate note payable	+1.65%	4/9/2026	71,947	71,947	71,947
Total loans secured by other investments				$334,597	$308,734

Unsecured loans:
Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/26/2028	440,000	208,000	169,000
Unsecured variable-rate TL facility	+applicable margin	9/26/2028	225,000	225,000	225,000
Total unsecured loans			665,000	433,000	394,000

Total indebtedness			$1,006,735	$767,597	$702,734
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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through June 30, 2026 have been satisfied.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$40,598	$36,934
Cash flows used in investing activities	(103,698)	(72,653)
Cash flows provided by financing activities	65,519	51,724
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(314)	(466)
Net increase in cash and cash equivalents and restricted cash	$2,105	$15,539
Cash flows provided by operating activities increased $3.7 million during the six months ended June 30, 2026 compared to the corresponding period in 2025, primarily due to an increase in net operating income.
Cash flows used in investing activities increased $31.0 million during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to a $44.0 million increase in acquisitions of real estate and a $13.2 million decrease in proceeds from paydowns of commercial mortgage loans. This activity was partially offset by a $26.6 million decrease in net purchases of real estate-related securities and real estate debt.
Cash flows provided by financing activities increased $13.8 million during the six months ended June 30, 2026 compared to the corresponding period in 2025 due to increased borrowings of $60.6 million related to the Credit Facility and mortgages payable and a $26.2 million increase related to contributions from non-controlling interests. This activity was partially offset by a $42.0 million increase in repayments on Credit Facility, $21.4 million increase in common stock repurchases, and a $8.6 million decrease in proceeds from issuance of common stock.
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

The following table presents a reconciliation of net income under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,466	$(2,125)	$14,381	$(5,043)
Adjustments:
Real estate depreciation and amortization	21,229	19,991	41,546	40,313
Amount attributable to non-controlling interests for above adjustments	(74)	(56)	(147)	(131)
Funds from Operations attributable to common stockholders	33,621	17,810	55,780	35,139
Straight-line rental income	(1,725)	(516)	(3,893)	(814)
Amortization of above- and below-market lease intangibles	(1,079)	(1,044)	(2,079)	(2,076)
Amortization of deferred financing costs	419	151	842	290
Amortization of mortgage discount	419	426	840	897
Unrealized (gain) loss from changes in fair value of real estate-related securities	(4,691)	1,805	(9,371)	1,755
Unrealized loss (gain) from changes in fair value of real estate debt	(671)	175	43	(182)
Unrealized loss (gain) on commercial mortgage loans	1,960	(112)	3,430	423
Unrealized loss (gain) from interest rate derivatives	178	21	88	(51)
Unrealized loss (gain) on note payable	—	(30)	—	(220)
Amortization of restricted stock awards	53	53	131	106
Unrealized (gain) loss from investments in international affiliated funds	(635)	(491)	(604)	3,254
Adjusted Funds from Operations attributable to stockholders	$27,849	$18,248	$45,207	$38,521
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1903 and $0.3809 per share for the three and six months ended June 30, 2026. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.

	Three Months Ended June 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1903	$0.1903	$0.1903	$0.1903	$0.1903
Advisory fee per share of common stock	(0.0340)	(0.0335)	(0.0340)	(0.0339)	(0.0184)
Stockholder servicing fee per share of common stock	(0.0243)	(0.0240)	(0.0072)	—	—
Net distribution per share of common stock	$0.1320	$0.1328	$0.1491	$0.1564	$0.1719

	Six Months Ended June 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.3809	$0.3809	$0.3809	$0.3809	$0.3809
Advisory fee per share of common stock	(0.0672)	(0.0663)	(0.0673)	(0.0671)	(0.0363)
Stockholder servicing fee per share of common stock	(0.0481)	(0.0478)	(0.0143)	—	—
Net distribution per share of common stock	$0.2656	$0.2668	$0.2993	$0.3138	$0.3446
For the three and six months ended June 30, 2026, we declared and paid distributions of $30.9 million and $61.7 million, respectively. The June 2026 distribution was declared and paid in July 2026.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$17,444	56.51%	$16,246	55.54%
Reinvested in shares	13,424	43.49%	13,004	44.46%
Total distributions	$30,868	100.00%	$29,250	100.00%
Sources of distributions
Cash flows from operating activities	$21,907	70.97%	$21,414	73.21%
Debt and financing proceeds	8,961	29.03%	7,836	26.79%
Total sources of distributions	$30,868	100.00%	$29,250	100.00%
Total cash flows from operating activities	$21,907		$21,414

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$34,424	55.80%	$32,488	55.85%
Reinvested in shares	27,265	44.20%	25,687	44.15%
Total distributions	$61,689	100.00%	$58,175	100.00%
Sources of distributions
Cash flows from operating activities	$40,598	65.81%	$36,934	63.49%
Debt and financing proceeds	21,091	34.19%	21,241	36.51%
Total sources of distributions	$61,689	100.00%	$58,175	100.00%
Total cash flows from operating activities	$40,598		$36,934

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ and shares in thousands, except per-share data):

Components of NAV	June 30, 2026
Investments in real property	$2,498,476
Investments in commercial mortgage loans	259,119
Investments in real estate debt	164,132
Investments in international affiliated funds	114,762
Investments in real estate-related securities	89,719
Cash and cash equivalents	49,995
Restricted cash	28,502
Other assets	20,014
Debt obligations	(764,729)
Other liabilities	(94,458)
Subscriptions received in advance	(27,606)
Stockholder servicing fees payable the following month(1)	(469)
Non-controlling interests in joint venture	(60,783)
Net Asset Value	$2,276,674
Net Asset Value attributable to preferred stock	125
Net Asset Value attributable to common stockholders	$2,276,549
Number of outstanding shares of common stock	202,399
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2026, we have accrued under GAAP approximately $32.6 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2026
($ in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$114,022	$519,302	$78,411	$1,295,664	$269,150	$2,276,549
Number of outstanding shares	10,147	46,794	6,963	115,469	23,026	202,399
NAV per share as of June 30, 2026	$11.24	$11.10	$11.26	$11.22	$11.69
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2026 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.04%	5.91%
Industrial - International	6.35	5.75
Healthcare	7.32	6.46
Multifamily	6.82	5.54
Multifamily - International	4.29	3.70
Grocery Anchored Retail	7.01	5.98
Single-Family Housing	7.25	5.50
Office	8.06	7.28
Self-Storage	7.27	5.60

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Industrial-International	Healthcare	Multifamily	Multifamily-International	Grocery Anchored Retail	Single- Family Housing	Office	Self-Storage
Discount Rate	0.25% decrease	2.00%	1.73%	1.98%	1.90%	1.85%	1.84%	1.98%	1.94%	1.80%
(weighted average)	0.25% increase	(1.93)%	(1.73)%	(1.94)%	(1.87)%	(1.98)%	(1.86)%	(1.91)%	(1.79)%	(1.98)%
Exit Capitalization Rate	0.25% decrease	2.88%	2.47%	2.52%	2.85%	5.20%	2.61%	2.93%	2.15%	2.70%
(weighted average)	0.25% increase	(2.65)%	(2.47)%	(2.28)%	(2.68)%	(4.45)%	(2.36)%	(2.64)%	(2.01)%	(2.70)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2026
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,690,252
Redeemable non-controlling interest	254
Total partners’ capital of Operating Partnership	1,690,506
Adjustments:
Organization and offering costs(1)	246
Accrued stockholder servicing fees(2)	32,151
Unrealized net real estate and real estate debt appreciation(3)	177,710
Accumulated depreciation and amortization(4)	400,274
Additional paid in capital attributable to DST(5)	(2,628)
Straight-line rent receivable	(21,585)
Net Asset Value	$2,276,674
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
(5) In accordance with GAAP and under the DST Program, any difference between consideration received and the carrying value of the DST beneficial interest sold is recorded through additional paid in capital. For purposes of determining our NAV, this difference is recorded to noncontrolling interest.

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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after June 30, 2026
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$774,735	$125,818	$519,208	$30,851	$98,858
Organization and offering costs	246	246	—	—	—
Interest expense(1)	81,171	33,007	42,828	4,913	423
Ground leases(2)	17,246	190	776	776	15,504
Total	$873,398	$159,261	$562,812	$36,540	$114,785
(1) Represents interest expense for our fixed and variable rate mortgages payable, note payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on both the Credit Facility and note payable for the six months ended June 30, 2026 was 5.02%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of June 30, 2026, the outstanding principal balance of our variable rate indebtedness was $504.9 million and consisted of our Revolving Facility, TL Facility and note payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the six months ended June 30, 2026, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.2 million.
Certain of our mortgage loans are variable and indexed to three-month Copenhagen Interbank Offered Rate ("CIBOR"). We have executed interest rate swaps with an aggregate notional amount of 190,428 Danish kroner as of June 30, 2026 to hedge the risk of increasing interest rates. For the six months ended June 30, 2026, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of June 30, 2026. As of June 30, 2026, the fair value of our interest rate contract liability was $0.2 million, which is included in Accounts Payable, Accrued Expenses, and Other Liabilities on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of June 30, 2026.
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

Date of Unregistered Sale	Number of Class I Common Shares	Consideration
April 1, 2026	108,592	$1,226,000
May 1, 2026	0	$0
June 1, 2026	64,748	$731,000
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
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2026	1,634,259	0.82%	11.31	1,634,259	—
May 2026	1,710,084	0.84%	11.26	1,710,084	—
June 2026	2,827,724	1.38%	11.24	2,827,724	—
	6,172,067	N/M	$11.26	6,172,067	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
Second Amended and Restated Operating Partnership Agreement
On August 11, 2026, we, as the general partner, and other limited partners party thereto entered into that certain Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second A&R Operating Partnership Agreement”). The Second A&R Operating Partnership Agreement amends and restates the prior version of the Operating Partnership agreement to make certain updates to the terms as requested by a state securities examiner.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

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

10.1
Third Amended and Restated Advisory Agreement, dated May 12, 2026, by and among Nuveen Global Cities REIT, Inc., Nuveen Global Cities REIT OP, LP and Nuveen Global Cities Advisors, LLC. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2026 and incorporated herein by reference)

10.2*	Second Amended and Restated Limited Partnership Agreement of Nuveen Global Cities REIT OP, LP, dated August 11, 2026.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 13, 2026