Form 10-Q
period 2026-09-30
Nuveen Global Cities REIT, Inc.
filed 2026-11-09
CIK 1711799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
As of November 9, 2026, there were 8,438,288 outstanding shares of Class T common stock, 46,031,942 outstanding shares of Class S common stock, 6,452,803 outstanding shares of Class D common stock, 119,942,383 outstanding shares of Class I common stock and 23,026,429 outstanding shares of Class N common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Global Cities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,912,217	$1,802,121
Investment in commercial mortgage loans, at fair value	322,494	375,101
Investment in real estate debt, at fair value	179,624	140,011
Investments in international affiliated funds	114,246	116,984
Investments in real estate-related securities, at fair value	47,446	102,792
Intangible assets, net	85,548	79,277
Cash and cash equivalents	57,130	44,551
Restricted cash	16,118	31,841
Other assets, net	46,417	37,895
Total assets	$2,781,240	$2,730,573
Liabilities and Equity
Credit facility	$438,000	$394,000
Mortgages payable, net	257,659	236,787
Notes payable, at fair value	82,020	71,750
Accounts payable, accrued expenses, and other liabilities	81,178	71,296
Loan participations, at fair value	37,915	108,670
Intangible liabilities, net	35,812	31,493
Due to affiliates	30,969	36,342
Subscriptions received in advance	14,378	30,963
Distributions payable	10,229	10,356
Total liabilities	988,160	991,657
Redeemable non-controlling interest	—	285
Equity
Series A Preferred Stock	125	125
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 8,875,804 and 12,661,684 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	90	128
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 46,648,184 and 47,558,054 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	469	477
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 6,434,420 and 7,304,472 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	65	73
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 118,815,480 and 108,739,655 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,188	1,087
Common stock - Class N shares, $0.01 par value per share, 100,000,000 shares authorized, 23,026,429 and 23,880,039 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	229	238
Additional paid-in capital	2,353,373	2,305,092
Accumulated deficit and cumulative distributions	(674,772)	(597,829)
Accumulated other comprehensive (loss) income	(2,913)	1,894
Total stockholders’ equity	1,677,854	1,711,285
Non-controlling interests	115,226	27,346
Total equity	1,793,080	1,738,631
Total liabilities and equity	$2,781,240	$2,730,573
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$52,232	$46,827	$151,917	$137,516
Income from commercial mortgage loans	4,761	6,658	14,630	20,824
Total revenues	56,993	53,485	166,547	158,340
Expenses
Rental property operating	18,593	16,770	51,529	48,252
General and administrative	2,522	2,335	8,044	6,741
Advisory fee due to affiliate	7,942	7,815	23,663	22,893
Depreciation and amortization	21,017	20,315	62,563	60,628
Total expenses	50,074	47,235	145,799	138,514
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(197)	3,353	16,373	3,654
Realized and unrealized (loss) gain from real estate debt	(493)	181	(632)	382
Income from equity investments in unconsolidated international affiliated funds	1,166	3,380	3,048	1,683
Unrealized (loss) gain on commercial mortgage loans	(16,844)	1,145	(20,274)	722
Unrealized gain from interest rate derivatives	986	1	898	52
Unrealized gain on loan participation	17,448	—	17,448	—
Unrealized (loss) gain on notes payable	(197)	(110)	(197)	110
Interest income	2,880	2,444	7,956	7,171
Interest expense	(10,450)	(11,134)	(29,769)	(33,133)
Total other expense	(5,701)	(740)	(5,149)	(19,359)
Net income	$1,218	$5,510	$15,599	$467
Net income attributable to non-controlling interests	12	11	35	25
Net income attributable to preferred stock	4	4	11	11
Net income attributable to common stockholders	$1,202	$5,495	$15,553	$431
Net income per share of common stock - basic and diluted	$0.01	$0.03	$0.08	$—
Weighted-average shares of common stock outstanding, basic and diluted	203,792,096	192,365,816	202,505,155	189,564,000

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,218	$5,510	$15,599	$467
Other comprehensive (loss) income:
Foreign currency translation adjustment	(697)	(808)	(4,807)	10,503
Comprehensive income	521	4,702	10,792	10,970
Comprehensive income attributable to non-controlling interests	12	11	35	25
Comprehensive income attributable to preferred stock	4	4	11	11
Comprehensive income attributable to common stockholders	$505	$4,687	$10,746	$10,934
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended September 30, 2026
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2026	$125	$103	$470	$70	$1,154	$229	$2,335,483	$(645,166)	$(2,216)	$1,690,252	$53,063	$1,743,315
Common stock issued (1)	—	(13)	9	(4)	58	—	57,235	—	—	57,285	—	57,285
Distribution reinvestment	—	1	3	—	7	—	13,211	—	—	13,222	—	13,222
Common stock repurchased	—	(1)	(13)	(1)	(31)	—	(52,902)	—	—	(52,948)	—	(52,948)
Amortization of restricted stock grants	—	—	—	—	—	—	91	—	—	91	—	91
Net income	4	—	—	—	—	—	—	1,202	—	1,206	12	1,218
Distributions on common stock	—	—	—	—	—	—	—	(30,808)	—	(30,808)	—	(30,808)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	63,108	63,108
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(957)	(957)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(697)	(697)	—	(697)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	255	—	—	255	—	255
Balance at September 30, 2026	$125	$90	$469	$65	$1,188	$229	$2,353,373	$(674,772)	$(2,913)	$1,677,854	$115,226	$1,793,080

Three Months Ended September 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at June 30, 2025	$125	$144	$469	$71	$949	$272	$2,184,318	$(532,408)	$3,309	$1,657,249	$4,004	$1,661,253
Common stock issued (1)	—	(2)	15	5	62	—	91,212	—	—	91,292	—	91,292
Distribution reinvestment	—	1	3	—	8	—	13,317	—	—	13,329	—	13,329
Common stock repurchased	—	(3)	(9)	(1)	(25)	(25)	(74,114)	—	—	(74,177)	—	(74,177)
Amortization of restricted stock grants	—	—	—	—	—	—	153	—	—	153	—	153
Net income (loss)	4	—	—	—	—	—	—	5,495	—	5,499	11	5,510
Distributions on common stock	—	—	—	—	—	—	—	(29,887)	—	(29,887)	—	(29,887)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	6,911	6,911
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(94)	(94)
Distributions on Series A preferred stock	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(808)	(808)	—	(808)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(103)	—	—	(103)	—	(103)
Balance at September 30, 2025	$125	$140	$478	$75	$994	$247	$2,214,783	$(556,800)	$2,501	$1,662,543	$10,832	$1,673,375

(1) Common stock issuance includes conversions between share classes; see Note 19.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Nine Months Ended September 30, 2026
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2025	$125	$128	$477	$73	$1,087	$238	$2,305,092	$(597,829)	$1,894	$1,711,285	$27,346	$1,738,631
Common stock issued (1)	—	(32)	31	(2)	191	—	215,800	—	—	215,988	—	215,988
Distribution reinvestment	—	2	9	1	22	—	40,453	—	—	40,487	—	40,487
Common stock repurchased	—	(8)	(48)	(7)	(112)	(9)	(208,479)	—	—	(208,663)	—	(208,663)
Amortization of restricted stock grants	—	—	—	—	—	—	222	—	—	222	—	222
Net income	11	—	—	—	—	—	—	15,553	—	15,564	35	15,599
Distributions on common stock	—	—	—	—	—	—	—	(92,496)	—	(92,496)	—	(92,496)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	89,915	89,915
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(2,070)	(2,070)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,807)	(4,807)	—	(4,807)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	285	—	—	285	—	285
Balance at September 30, 2026	$125	$90	$469	$65	$1,188	$229	$2,353,373	$(674,772)	$(2,913)	$1,677,854	$115,226	$1,793,080

Nine Months Ended September 30, 2025
	Preferred Stock	Par Value					Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
		Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class N
Balance at December 31, 2024	$125	$157	$454	$72	$870	$297	$2,122,792	$(468,890)	$(8,002)	$1,647,875	$3,497	$1,651,372
Common stock issued (1)	—	(14)	46	5	188	—	257,984	—	—	258,209	—	258,209
Distribution reinvestment	—	3	9	1	21	—	38,982	—	—	39,016	—	39,016
Common stock repurchased	—	(6)	(31)	(3)	(85)	(50)	(205,193)	—	—	(205,368)	—	(205,368)
Amortization of restricted stock grants	—	—	—	—	—	—	259	—	—	259	—	259
Net income (loss)	11	—	—	—	—	—	—	431	—	442	25	467
Distributions on common stock	—	—	—	—	—	—	—	(88,341)	—	(88,341)	—	(88,341)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	7,485	7,485
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(175)	(175)
Distributions on Series A preferred stock	(11)	—	—	—	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10,503	10,503	—	10,503
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	(41)	—	—	(41)	—	(41)
Balance at September 30, 2025	$125	$140	$478	$75	$994	$247	$2,214,783	$(556,800)	$2,501	$1,662,543	$10,832	$1,673,375

(1) Common stock issuance includes conversions between share classes; see Note 19.

The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$15,599	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,563	60,628
Unrealized loss (gain) on changes in fair value of real estate-related securities	1,437	(598)
Realized (gain) loss on sale of real estate-related securities	(15,563)	2
Unrealized loss (gain) on changes in fair value of real estate debt	530	(217)
Realized loss (gain) on sale of real estate debt	102	(165)
Unrealized loss (gain) on changes in fair value of notes payable	197	(110)
Unrealized loss (gain) on changes in fair value of commercial mortgage loans	20,274	(722)
Unrealized gain on changes in fair value of interest rate derivatives	(898)	(52)
Unrealized gain on loan participation	(17,448)	—
Gain from equity investments in unconsolidated international affiliated funds	(3,048)	(1,683)
Income distributions from equity investments in unconsolidated international affiliated funds	2,178	2,436
Payment-in-kind interest on commercial mortgage loans	(118)	(148)
Straight-line rent adjustment	(4,724)	(1,662)
Amortization of above- and below-market lease intangibles	(2,537)	(3,111)
Amortization of deferred financing costs	1,269	379
Amortization of mortgage discount	1,258	1,323
Amortization of restricted stock grants	222	259
Change in assets and liabilities:
Decrease in other assets	(2,434)	(8,131)
Increase in accounts payable, accrued expenses and other liabilities	9,987	6,799
Net cash provided by operating activities	68,846	55,694
Cash flows from investing activities:
Acquisitions of real estate	(160,833)	(109,876)
Origination and fundings of commercial mortgage loans	(42,000)	(1,245)
Proceeds from paydown of commercial mortgage loans	21,144	17,163
Capital improvements to real estate	(17,323)	(11,552)
Purchases of real estate-related securities	(51,331)	(57,201)
Proceeds from sale of real estate-related securities	121,056	56,813
Purchases of real estate debt	(68,220)	(65,002)
Proceeds from sale of real estate debt	32,938	39,794
Net cash used in investing activities	(164,569)	(131,106)
Cash flows from financing activities:
Proceeds from issuance of common stock	181,340	225,689
Repurchase of common stock	(212,221)	(185,818)
Offering costs paid	(949)	(867)
Borrowings under credit facility	146,000	66,590
Repayments on credit facility	(102,000)	(32,000)
Borrowings from mortgages payable	27,804	25,830
Payments on mortgages payable	(6,357)	(1,045)
Payoff of notes payable	(71,947)	—
Borrowings from notes payable	82,020	—
Payment of deferred financing costs	(197)	(530)
Contributions from non-controlling interests	89,915	7,485
Payment of offering and organization costs due to affiliate	(739)	(716)
Distributions to preferred stockholders	(11)	(11)
Distributions to non-controlling interests	(2,070)	(175)
Subscriptions received in advance	14,378	74,883
Distributions	(52,136)	(48,862)
Net cash provided by financing activities	92,830	130,453
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(251)	(463)
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(3,144)	54,578
Cash and cash equivalents and restricted cash, beginning of period	76,392	55,764
Cash and cash equivalents and restricted cash, end of period	$73,248	$110,342
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:

Nuveen Global Cities REIT, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$57,130	$34,541
Restricted cash	16,118	75,801
Total cash and cash equivalents and restricted cash	$73,248	$110,342

Supplemental disclosures:
Interest paid	$28,406	$32,571
Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$833	$(399)
Reduction of commercial mortgage loans from borrower principal repayments on loan participations	$(53,307)	$—
Payment-in-kind interest on commercial mortgage loans	$118	$148
Proceeds receivable from sale of real estate debt	$2,028	$(1,470)
Proceeds receivable from sale of real estate-related securities	$—	$(77)
Accrued purchases of real estate debt	$6,991	$2,498
Accrued purchases of real estate-related securities	$193	$(21)
Non-cash financing activities:
Accrued distributions	$—	$463
Accrued stockholder servicing fees	$(4,634)	$(1,072)
Distribution reinvestments	$40,487	$39,016
Allocation to redeemable non-controlling interests	$(285)	$41
Reduction of loan participations related to commercial mortgage loans borrower principal repayments	$53,307	$—
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
As of September 30, 2026, the Company had received aggregate proceeds of $3.4 billion from selling shares in the Offerings, unregistered private offerings, and the sale of DST interests.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company has a controlling interest, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with GAAP, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC. The year-end balance sheet was derived from those audited financial statements.
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
For the DST Program, the non-controlling interest represents the proceeds from the syndicated percentages of the DST Offerings. The non-controlling interest is presented as permanent equity on the Company's Consolidated Balance Sheets because the fair market value purchase option to exchange interests for units of the Operating Partnership or cash is based on the occurrence of a conditional event. See additional information on the DST Program in Note 21. The beneficial owners' allocation of the DST Program's income or loss is recorded as net income (loss) attributable to non-controlling interests on the Company's Consolidated Statements of Operations.
As of September 30, 2026 and December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $206.9 million and $42.8 million, and $95.4 million and $30.6 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.
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

Investments in International Affiliated Funds
The Company reports its investments in European Cities Partnership SCSp (“ECF”) and Asia Pacific Cities Fund (“APCF”), investment funds managed by an affiliate of TIAA (collectively, the “International Affiliated Funds”), under the equity method of accounting. The equity method income (loss) from the investments in the International Affiliated Funds represents the Company’s allocable share of each fund’s net income or loss, which includes income and expense, realized gains and losses, foreign currency translation adjustments, and unrealized appreciation or depreciation as determined from the financial statements of ECF and APCF (which carry investments at fair value in accordance with GAAP) and is reported as Income from Equity Investments in Unconsolidated International Affiliated Funds on the Company’s Consolidated Statements of Operations.
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
Notes Payable
The Company finances the acquisition of certain mortgage loans through the use of “note-on-note” transactions in which the Company pledges mortgage loans as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. These “note-on-note” transactions are recorded in Notes Payable, at Fair Value on the Consolidated Balance Sheets and are carried at fair value through the adoption of the fair value option allowed under ASC 825.
Financing costs related to the Company’s notes payable are expensed as incurred and recorded in Interest Expense on the Company’s Consolidated Statements of Operations.

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
The Company’s loan participations and notes payable are carried at fair value based on significant unobservable inputs and have been classified as Level 3.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to their short-term maturities and market rates of interest.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$47,446	$—	$—	$47,446	$102,792	$—	$—	$102,792
Investments in real estate debt	—	179,624	—	179,624	—	140,011	—	140,011
Investments in commercial mortgage loans	—	—	322,494	322,494	—	—	375,101	375,101
Interest rate derivatives (1)	—	737	—	737	—	306	—	306
Total	$47,446	$180,361	$322,494	$550,301	$102,792	$140,317	$375,101	$618,210

Liabilities:
Loan participations	$—	$—	$37,915	$37,915	$—	$—	$108,670	$108,670
Notes payable	—	—	82,020	82,020	—	—	71,750	71,750
Interest rate derivatives(2)	—	—	—	—	—	435	—	435
Total	$—	$—	$119,935	$119,935	$—	$435	$180,420	$180,855
(1) Included in Other Assets on the Company's Consolidated Balance Sheets.
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Commercial Mortgage Loans	Loan Participations	Notes Payable
Balance as of December 31, 2025	$375,101	$108,670	$71,750
Loan originations	42,000	—	82,020
Additional fundings(1)	118	—	—
Paydowns(2)	(74,451)	(53,307)	(71,947)
Net unrealized loss on assets	(20,274)	—	—
Net unrealized (gain) loss on liabilities	—	(17,448)	197
Balance as of September 30, 2026	$322,494	$37,915	$82,020
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.
(2) Includes paydowns on commercial mortgage loans and loan participations of $21.1 million and $53.3 million, respectively.
The following table shows the quantitative information about unobservable inputs that constitute the Level 3 fair value measurements of the investments in commercial mortgage loans, loan participations and notes payable as of September 30, 2026.

Type	Asset Class	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (2)
Commercial Mortgage Loans	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 2.30% - 18.00% (6.12%)
Loan Participations	Various	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 12.00% (12.00%)
Notes Payable	Multifamily	Discounted Cash Flow Method	Equivalency Rate	SOFR (1) + 1.40% (1.40%)

(1) Secured Overnight Financing Rate (“SOFR”) as of September 30, 2026 was 3.9%.
(2) Weighted by outstanding principal balance.
As of September 30, 2026, the carrying value of the Company’s Credit Facility approximated fair value. The fair value of the Company’s mortgages payable was $253.6 million and $235.6 million as of September 30, 2026 and December 31, 2025, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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
Restricted Cash
As of September 30, 2026, the Company had $16.1 million of restricted cash. The restricted cash consisted of $0.9 million of tenant security deposits, $0.8 million of rent escrow and $14.4 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
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

As of September 30, 2026, the Company had six active TRSs: the Company uses two Cayman Islands TRSs to hold its investments in the International Affiliated Funds, one Luxembourg TRS to hold minority interests in its direct European investments, one domestic TRS to hold the senior portions of certain commercial mortgage loans, one domestic TRS for self-storage, nonrental-related business, and one domestic TRS for transactions related to the Delaware Statutory Trust (DST) Program. The asset tests that apply to REITs limit the Company’s ownership of the securities of its TRSs to no more than 25% of the value of the Company’s total assets. For the three months ended September 30, 2026, the Company incurred federal income tax related to the TRSs of $0.1 million. For the nine months ended September 30, 2026, the Company incurred federal income tax expense related to the TRSs of $0.2 million. Luxembourg tax imposed on the Luxembourg TRS is not material for the three and nine months ended September 30, 2026.
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
Deferred Taxes
As of September 30, 2026, the Company had a deferred tax liability of $2.3 million that is recorded in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. The deferred tax liability is a value-based tax, calculated on the difference between carrying value and current tax basis, and was assumed during the acquisition of the Company’s multifamily portfolio in Copenhagen, Denmark.
Organization and Offering Expenses
The Advisor advanced organization and offering expenses (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the fourth full fiscal quarter after the Company’s acquisition of its first property. The Company reimburses the Advisor for all such advanced expenses it incurred in 60 equal monthly installments commencing on October 31, 2021. As of September 30, 2026, the Company had reimbursed the Advisor $4.6 million of such expenses.
The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf for the Initial Public Offering of $4.6 million, consisting of offering costs of $3.5 million and organization costs of $1.1 million, of which $0.0 million and $0.7 million remained outstanding as of September 30, 2026 and December 31, 2025, respectively. These organization and offering expenses are included in Due to Affiliates on the Company’s Consolidated Balance Sheets.
Offering costs are currently charged to equity as such amounts are incurred. For the three and nine months ended September 30, 2026 and 2025, the Company charged $0.6 million and $0.9 million, respectively, in offering costs to equity.
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
The resulting translation gain and loss adjustments are recorded directly as a separate component of Other Comprehensive Income (Loss) on the Company’s Consolidated Statements of Comprehensive Income (Loss) and as Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statements of Changes in Equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in other comprehensive loss of $(0.7) million and $(4.8) million for the three and nine months ended September 30, 2026, respectively. Foreign currency translation adjustments resulted in other comprehensive (loss) income of $(0.8) million and $10.5 million for the three and nine months ended September 30, 2025, respectively.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on the Company's consolidated financial statements.
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
Note 3. Investments in Real Estate
Investments in Real Estate, Net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$1,810,818	$1,693,566
Land and land improvements	402,185	361,322
Furniture, fixtures and equipment	17,891	17,282
Total	2,230,894	2,072,170
Accumulated depreciation	(318,677)	(270,049)
Investments in real estate, net	$1,912,217	$1,802,121
For the three and nine months ended September 30, 2026, depreciation expense was $16.5 million and $48.8 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense was $15.6 million and $46.4 million, respectively.

Acquisitions
During the nine months ended September 30, 2026, the Company acquired four industrial properties, one grocery-anchored retail property, and one healthcare property.
The following table provides details of the properties acquired during the nine months ended September 30, 2026 ($ in thousands):

Sector	Purchase Price (1)	Number of Transactions	Number of Properties	Sq. Ft. (In Thousands)
Industrial	$106,342	4	4	540
Grocery-anchored retail	27,458	1	1	93
Healthcare	27,028	1	1	23
	$160,828	6	6
(1) Purchase price is inclusive of acquisition costs and other acquisition related adjustments. Purchase price does not include any net liabilities assumed.
The intangible assets and liabilities acquired during the nine months ended September 30, 2026 had a weighted-average amortization period of 6.52 years and 15.33 years, respectively, as of the acquisition date.
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
The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Building and building improvements	$111,031	$70,181
Land and land improvements	41,458	36,721
Furniture, fixtures and equipment	—	362
In-place lease intangible assets, net	12,344	6,212
Below-market lease intangible liabilities	(8,189)	(4,704)
Above-market lease intangible assets	608	72
Leasing commissions	1,793	1,103
Other intangibles	1,783	520
Total purchase price	$160,828	$110,467
Dispositions
The Company did not have any property dispositions during the nine months ended September 30, 2026 and 2025.

Note 4. Investments in Real Estate-Related Securities
As of September 30, 2026 and December 31, 2025, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its Consolidated Balance Sheets.
The following table summarizes the Investments in Real Estate-Related Securities, at Fair Value ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$102,792
Additions	51,524
Disposals	(120,996)
Unrealized loss	(1,437)
Realized gain	15,563
Ending balance as of September 30, 2026	$47,446
The following table summarizes the components of Realized and Unrealized (loss) gain from Real Estate-Related Securities ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized (loss) gain	$(10,808)	$2,354	$(1,437)	$598
Realized gain (loss)	10,183	(61)	15,563	(2)
Dividend income	428	1,060	2,247	3,058
Total	$(197)	$3,353	$16,373	$3,654
Note 5. Investments in Real Estate Debt
The following tables detail the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	September 30, 2026
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.30%	5/28/2043	$30,691	$29,672	$27,836
CMBS - Floating	6.00%	7/14/2032	151,872	151,583	151,788
Total	5.88%	5/12/2034	$182,563	$181,255	$179,624

	December 31, 2025
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date (1, 2)	Face Amount	Cost Basis	Fair Value
CMBS - Fixed	5.23%	12/25/2042	$28,853	$27,834	$26,718
CMBS - Floating	6.12%	8/13/2039	114,081	113,278	113,293
Total	5.94%	4/17/2040	$142,934	$141,112	$140,011
(1) Weighted by face amount.
(2) Stated legal maturity.

The following table details the collateral type of the properties securing the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	September 30, 2026			December 31, 2025
Collateral	Cost Basis	Fair Value	Percentage of Fair Value	Cost Basis	Fair Value	Percentage of Fair Value
Industrial	$61,363	$61,232	34.1%	$51,009	$51,455	36.8%
Multifamily	42,848	42,379	23.6%	29,966	29,737	21.2%
Hotel	36,575	36,529	20.3%	27,079	27,103	19.4%
Office	10,127	10,197	5.7%	8,917	8,395	6.0%
Diversified	8,295	8,027	4.5%	7,190	7,057	5.0%
Retail	6,412	6,400	3.6%	9,444	9,580	6.8%
Self-Storage	6,004	6,013	3.3%	1,000	1,003	0.8%
Net Lease	3,661	2,886	1.6%	3,660	2,844	2.0%
Student Housing	3,000	3,000	1.7%	—	—	—%
Mall	1,496	1,482	0.8%	—	—	—%
Life Science	1,474	1,479	0.8%	1,474	1,465	1.0%
Manufactured Housing	—	—	—%	1,373	1,372	1.0%
Total	$181,255	$179,624	100.0%	$141,112	$140,011	100.0%
The following table details the credit rating of the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

	September 30, 2026			December 31, 2025
Credit Rating (1)	Cost Basis	Fair Value	Percentage of Fair Value	Cost Basis	Fair Value	Percentage of Fair Value
AAA	$6,804	$6,799	3.8%	$7,742	$7,766	5.5%
AA	22,871	22,871	12.7%	19,891	20,137	14.4%
A	66,089	66,086	36.8%	52,509	52,782	37.7%
BBB	76,334	76,312	42.5%	49,407	50,002	35.8%
BB	4,091	3,829	2.1%	6,253	4,921	3.6%
B	912	693	0.4%	1,198	1,077	0.8%
CCC	2,712	1,856	1.0%	4,112	3,326	2.3%
C	1,442	1,178	0.7%	—	—	—%
Total	$181,255	$179,624	100.0%	$141,112	$140,011	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Company’s Investments in Real Estate Debt, at Fair Value, which are classified as trading securities ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$140,011
Additions	75,211
Disposals	(34,966)
Unrealized loss	(530)
Realized loss	(102)
Ending balance as of September 30, 2026	$179,624

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
The Company invested $79 million (€70 million) and had a 6.8% ownership in ECF as of September 30, 2026.
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
The following table summarizes the Investments in International Affiliated Funds from ECF ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$68,010
Income distributions	(1,817)
Income from equity investment in unconsolidated international affiliated fund	4,092
Foreign currency translation adjustment	(3,069)
Ending balance as of September 30, 2026	$67,216
Income from Investments in International Affiliated Funds from ECF for the three and nine months ended September 30, 2026 was $1.2 million and $4.1 million, respectively. Income from Investments in International Affiliated Funds from ECF for the three and nine months ended September 30, 2025 was $0.9 million and $2.1 million, respectively.
Investment in APCF:
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region.
The Company invested $50 million and had a 4.2% ownership in APCF as of September 30, 2026. As described in Note 2, the Company records its investment in APCF using the equity method on its Consolidated Balance Sheets.
The following table summarizes the Company’s Investments in International Affiliated Funds from APCF ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$48,974
Income distributions	(900)
Loss from equity investment in unconsolidated international affiliated fund	(1,044)
Ending balance as of September 30, 2026	$47,030
Loss from Investments in International Affiliated Funds from APCF for the three and nine months ended September 30, 2026 was $(0.1) million and $(1.0) million, respectively. Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds from APCF for the three and nine months ended September 30, 2025 was $2.5 million and $(0.4) million, respectively.

Note 7. Investments in Commercial Mortgage Loans
The following table summarizes the Company’s Investments in Commercial Mortgage Loans, at Fair Value as of September 30, 2026 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)(2)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$57,899	$37,915
9-90 Corporate Center(2)	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$11,590
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$76,260	$73,260	$72,720
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$25,420	$24,420	$21,590
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest only	$54,200	$54,179	$54,179
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	12/9/2028	Interest only	$82,500	$82,500	$82,500
Venue Museum District	7/28/2026	Senior	Multifamily	Houston, TX	SOFR + 220 bps	8/9/2029	Interest only	$49,000	$42,000	$42,000
Total									$357,516	$322,494
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP, was not derecognized and is reported on the Consolidated Balance Sheets as further described in Note 9.
(2) 9-90 Corporate Center Senior and Mezzanine loans are in nonaccrual status as of September 30, 2026. Management placed the loans in nonaccrual status in the fourth quarter of 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loans at maturity, at which point interest income was no longer accrued and will only be recognized to the extent cash payments are received. Discussions are currently ongoing with the borrower regarding resolution of outstanding loan balance.
For the three and nine months ended September 30, 2026, the Company had unrealized losses on its commercial mortgage loans of $(16.8) million and $(20.3) million, respectively. For the three and nine months ended September 30, 2025, the Company had unrealized gains on its commercial mortgage loans of $1.1 million and $0.7 million, respectively.
For the three and nine months ended September 30, 2026, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $4.8 million and $14.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized interest and loan origination income from its investments in commercial mortgage loans of $6.7 million and $20.8 million, respectively.
The following table summarizes the Company’s investments in Commercial Mortgage Loans, at Fair Value ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$375,101
Loan originations	42,000
Additional fundings (1)	118
Paydowns	(74,451)
Net unrealized loss	(20,274)
Ending balance as of September 30, 2026	$322,494
(1) Includes additional fundings on commercial mortgage loans for payment-in-kind interest received of $0.1 million.

Note 8. Intangibles
The gross carrying amount and accumulated amortization of the Company’s Intangible Assets, Net and Intangible Liabilities, Net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$117,623	$105,354
Leasing commissions	64,328	57,757
Above-market lease intangibles	13,707	13,102
Other intangibles	20,806	18,927
Total intangible assets	$216,464	$195,140
Accumulated amortization:
In-place lease intangibles	$(78,211)	$(71,250)
Leasing commissions	(32,130)	(27,036)
Above-market lease intangibles	(7,839)	(6,510)
Other intangibles	(12,736)	(11,067)
Total accumulated amortization	(130,916)	(115,863)
Intangible assets, net	$85,548	$79,277
Intangible liabilities:
Below-market lease intangibles	$(64,642)	$(56,460)
Accumulated amortization	28,830	24,967
Intangible liabilities, net	$(35,812)	$(31,493)

The following table summarizes amortization expense and income relating to intangible assets and liabilities ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real estate-related amortization expense:
Intangible lease amortization	$4,896	$5,172	$15,052	$15,589
Above-market lease amortization(1)	437	447	1,329	1,343

Income from amortization:
Below-market lease intangibles(2)	891	1,482	3,862	4,455
(1) Recorded as a decrease to Rental Revenue on the Company's Consolidated Statement of Operations
(2) Recorded as an increase to Rental Revenue on the Company's Consolidated Statement of Operations
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

	In-Place Lease Intangibles	Leasing Commissions	Above-Market Lease Intangibles	Other Intangibles	Below-Market Lease Intangibles
2026 (remaining)	$3,117	$1,880	$600	$900	$(1,496)
2027	9,555	6,809	1,831	1,868	(4,743)
2028	7,583	6,001	1,653	1,542	(4,054)
2029	4,979	4,386	204	1,056	(2,992)
2030	4,065	3,642	143	875	(2,752)
Thereafter	10,113	9,480	1,437	1,829	(19,775)
Total	$39,412	$32,198	$5,868	$8,070	$(35,812)

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
The following table summarizes the Loan Participations, at Fair Value as of September 30, 2026 ($ in thousands):

Investment Name	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Balance	Fair Value
9-90 Corporate Center (1)	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$57,899	$37,915
Total								$57,899	$37,915
(1) As further discussed in Note 7. Investments in Commercial Mortgage Loans, the corresponding 9-90 Corporate Center senior loan is in nonaccrual status as of September 30, 2026. Management placed the loan in nonaccrual status in the fourth quarter of 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loan at maturity, at which point interest income was no longer accrued. Similarly, corresponding interest expense for the related loan participation was no longer accrued.
The following table shows the Company’s Loan Participations, at Fair Value ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$108,670
Paydowns	(53,307)
Net unrealized gain	(17,448)
Ending balance as of September 30, 2026	$37,915
For the three and nine months ended September 30, 2026, the Company recognized interest expense related to its loan participations of $0.1 million and $1.5 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan. For the three and nine months ended September 30, 2025, the Company recognized interest expense related to its loan participations of $2.7 million and $8.1 million, respectively, with a corresponding offset to interest income related to the senior portion of the whole loan.
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
On September 26, 2025, the Credit Agreement was amended to increase the Credit Facility to $665.0 million in aggregate commitments, consisting of a $440.0 million Revolving Facility and a $225.0 million TL Facility, with a $135.0 million accordion feature that may increase the aggregate commitments to up to $800.0 million. The Revolving Facility and TL Facility will mature on September 26, 2028, subject to two one-year extension options held by the Operating Partnership, which include the payment of an extension fee of 0.125% of the aggregate commitment of the respective facility extended. Loans outstanding under the Revolving Facility and TL Facility bear interest, at the borrower’s option, at either an adjusted base rate or a SOFR rate, plus an applicable margin. For the Revolving Facility, the applicable margin ranges from 0.30% to 0.90% for borrowings at the base rate and 1.30% to 1.90% for borrowings at the SOFR rate based on the total leverage ratio of the borrower and its subsidiaries. For the TL Facility, the applicable margin ranges from 0.25% to 0.85% for borrowings at the base rate and 1.25% to 1.85% for borrowings at the SOFR rate based on the total leverage ratio of the borrower and its subsidiaries. Additionally, for the Revolving Facility, there is an unused fee of 0.15% of the aggregate amount of commitments under the Revolving Facility if the usage is greater than or equal to 50% of the aggregate commitments and 0.25% if the usage is less than 50% of the aggregate commitments. The TL Facility is fully disbursed as of September 30, 2026.

The following is a summary of the Credit Facility ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2026	December 31, 2025
Revolving Facility	S+applicable margin(1)	September 26, 2029	$440,000	$213,000	$169,000
TL Facility	S+applicable margin(2)	September 26, 2029	225,000	225,000	225,000
Credit Facility			$665,000	$438,000	$394,000
(1) The weighted-average interest rates for the three and nine months ended September 30, 2026 for the Revolving Facility were 5.13% and 5.04%, respectively.
(2) The weighted-average interest rates for the three and nine months ended September 30, 2026 for the TL Facility were 5.04% and 4.98%, respectively.
As of September 30, 2026, the Company had $438.0 million in borrowings and had outstanding accrued interest of $1.4 million under the Credit Facility. For the three and nine months ended September 30, 2026, the Company incurred $5.5 million and $16.0 million, respectively, in interest expense under the Credit Facility. For the three and nine months ended September 30, 2025, the Company incurred $5.0 million and $14.4 million, respectively, in interest expense under the Credit Facility.
As of September 30, 2026, the Company was in compliance with all loan covenants with respect to the Credit Agreement.
The following table presents future principal payments due under the Credit Facility as of September 30, 2026 ($ in thousands):

Year	Credit Facility
2026 (remaining)	$—
2027	—
2028	438,000
2029	—
2030	—
Thereafter	—
Total	$438,000
Note 11. Mortgages Payable
The following table is a summary of the Company’s mortgages payable secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Lender	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Fixed rate mortgages payable:
Main Street at Kingwood	Nationwide Life Insurance Company	3.15%	12/01/26	$48,000	$48,000
Tacara Steiner Ranch	Brighthouse Life Insurance	2.62%	06/01/28	28,750	28,750
Signature at Hartwell	Allstate/American Heritage	3.01%	12/01/28	29,500	29,500
GFI Grocery Anchored Portfolio	Nationwide/Amerant/Synovus	2.98% - 3.40%	Various	60,999	67,242
Short Pump Station	Northwestern Mutual Life Insurance	2.76%	09/01/31	24,000	24,000
Meidaimae	Mizuho Bank	1.86%	03/28/30	17,154	17,237
Munich LEN	Bayern LB	4.13%	01/30/31	27,178	—
Total fixed rate mortgages payable				235,581	214,729
Variable rate mortgage payable:
CASA Nord Portfolio	Nyrkredit Realkredit	C + 0.78%(1) (2)	12/31/32	28,846	29,963
Total mortgages payable				264,427	244,692
Deferred financing costs, net				(1,346)	(1,225)
Discount on assumed mortgage notes, net				(5,422)	(6,680)
Mortgages payable, net				$257,659	$236,787
(1) The term “C” refers to the relevant floating benchmark rate, which is the three-month Copenhagen Interbank Offered Rate (“CIBOR”).
(2) CASA Nord entered into an interest rate swap on July 31, 2025, which fixed the interest rate at 2.85%. See Note 18 for additional detail.
As of September 30, 2026, the Company had outstanding accrued interest of $0.4 million on mortgages payable. For the three and nine months ended September 30, 2026, the Company incurred $2.3 million and $6.0 million, respectively, in interest expense on mortgages payable. For the three and nine months ended September 30, 2025, the Company incurred $1.7 million and $5.2 million, respectively, in interest expense on mortgages payable.

The following table presents the future principal payments due under mortgages payable as of September 30, 2026 ($ in thousands):

Year	Mortgages Payable
2026 (remaining)	$48,384
2027	15,575
2028	71,022
2029	14,684
2030	17,716
Thereafter	97,046
Total	$264,427
Note 12. Notes Payable, at fair value
The Company finances the acquisition of certain commercial mortgage loans through the use of notes payable in “note-on-note” transactions. The notes bear interest based on competitive market rates determined at the time of issuance. The notes involve leverage risk and also the risk that the market value of the collateral will decline below the amount of the funding advanced.
In March 2022, the Company entered into a note payable with Capital One, National Association ("CONA"), and was paid in full in August 2026. The note was subject to interest at a rate of SOFR plus 1.65% and was collateralized by the Tucson IV commercial mortgage loans disclosed in Note 7.
In August 2026, the Company entered into two new notes payable with CONA. The notes have a rate of SOFR plus 1.40% and are collateralized by the Sterling Industrial and Sterling Self-Storage commercial mortgage loans disclosed in Note 7. The notes mature in October 2027 as to the portion collateralized by the Sterling Self Storage commercial mortgage loan and December 2028 as to the portion collateralized by the Sterling Industrial commercial mortgage loan, each with two 1-year extension options.
As of September 30, 2026, the total principal amount of the notes were $82.0 million and the Company had $0.2 million in accrued interest outstanding. Interest expense incurred for the notes for the three and nine months ended September 30, 2026 was $1.0 million and $2.9 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2025 was $1.1 million and $3.3 million, respectively.
The following table summarizes the Company’s notes payable balance ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$71,750
Financing Proceeds	82,020
Paydowns	(71,947)
Net unrealized loss	197
Ending balance as of September 30, 2026	$82,020
The following table presents the future principal payments due under the notes payable as of September 30, 2026 ($ in thousands):

Year	Notes Payable(1)
2026 (remaining)	$—
2027	32,520
2028	49,500
2029	—
2030	—
Thereafter	—
Total	$82,020
(1) The weighted-average interest rate on the notes payable for the three and nine months ended September 30, 2026 were 5.43% and 5.36%, respectively.

Note 13. Other Assets and Other Liabilities
The following table summarizes the components of Other Assets, Net ($ in thousands):

	September 30, 2026	December 31, 2025
Straight-line rent receivable	$22,419	$17,700
Receivables	11,083	7,271
Prepaid expenses	4,715	3,279
Deferred financing costs on Credit Facility, net	3,047	4,120
Right-of-use asset – finance leases	2,298	2,340
Right-of-use asset – operating lease	1,967	1,992
Other	888	1,193
Total	$46,417	$37,895
The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities
($ in thousands):

	September 30, 2026	December 31, 2025
Common stock repurchases	$15,736	$19,294
Accounts payable and accrued expenses	20,170	15,681
Real estate taxes payable	13,895	8,439
Tenant security deposits	8,035	7,572
Prepaid rental income	7,980	5,645
Lease liability – finance leases	2,504	2,510
Accrued interest expense	2,467	2,372
Deferred tax liability	2,293	2,279
Lease liability – operating lease	2,230	2,213
Other	5,868	5,291
Total	$81,178	$71,296
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
As of September 30, 2026 and December 31, 2025, the Company had accrued advisory fees of $2.2 million and $2.4 million, respectively, which has been included in Accounts Payable, Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2026, the Company incurred advisory fee expenses of $6.6 million and $19.4 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred advisory fee expenses of $6.3 million and $18.3 million, respectively.

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
As of September 30, 2026 and December 31, 2025, the Company recorded Redeemable Non-Controlling Interest of $0.0 million and $0.3 million, respectively, on the Company’s Consolidated Balance Sheets as further described in Note 19.
The Company entered into a master services agreement with Nuveen Real Estate Project Management Services, LLC (“Nuveen RE PMS”), an affiliate of the Advisor, for the purpose of Nuveen RE PMS providing professional services in connection with certain of the Company’s real estate investments. For project management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees determined by the estimated total cost of the project; provided that such fees shall not exceed 6% of project costs. For development and management services provided by Nuveen RE PMS, the Company will pay Nuveen RE PMS fees to be determined by the complexity and size of the project; provided that such fees shall not exceed 4% of project costs. For both the three and nine months ended September 30, 2026, the Company incurred less than $0.1 million, attributable to Nuveen RE PMS.
The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three and nine months ended September 30, 2026 ($ in thousands):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Service provided	NexCore	MyPlace	NexCore	MyPlace
Property and project management services	$15	$10	$59	$30
Acquisition and asset management services	—	52	—	151
Total	$15	$62	$59	$181

The following table is a summary of the Company’s affiliated service providers and the fees incurred by the Company to those service providers for the three and nine months ended September 30, 2025 ($ in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Service provided	NexCore	MyPlace	NexCore	MyPlace
Property and project management services	$24	$10	$153	$29
Acquisition and asset management services	—	49	—	146
Total	$24	$59	$153	$175
Fees Due to Dealer Manager
Nuveen Securities, LLC (the “Dealer Manager”) served as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offerings will survive until such shares are no longer outstanding or are converted into Class I shares. For the three and nine months ended September 30, 2026, the Company incurred stockholder servicing fees of $1.4 million and $4.2 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred stockholder servicing fees of $1.6 million and $4.6 million, respectively. As of September 30, 2026, the Company had accrued approximately $31.0 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D common shares, which includes $0.5 million for the last month of the reporting period.
The following table presents the upfront selling commissions, dealer manager fees and the stockholder servicing fees per annum for each class of shares sold in the Offerings:

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
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued stockholder servicing fees(1)	$30,969	$35,603
Advanced organization and offering expenses	—	739
Total	$30,969	$36,342
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
The Operating Partnership will pay the Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option (as defined in Note 21) in exchange for DST Interests or specific DST Properties and only until the fee limit (if any) set forth in the applicable agreement between the Dealer Manager and the participating intermediary that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. All or a portion of the upfront sales commissions and ongoing investor servicing fees may be reallowed to participating intermediaries, as set forth in the applicable agreement between the Dealer Manager and such participating intermediary. For both the three and nine months ended September 30, 2026, and 2025, less than $0.1 million in expense was incurred for investor servicing fees.
The Company currently receives an organizational and offering expense reimbursement of 1.0% to 1.25% of DST Interests sold. For the three and nine months ended September 30, 2026, the Company earned organizational and offering expense reimbursement fees of $0.8 million and $1.1 million, respectively.
Additional Related Party Disclosures
See Note 6. “Investments in International Affiliated Funds” for additional information related to the Company’s investment in International Affiliated Funds, in which affiliates of the Advisor serve as the investment adviser and receive management fees.
See Note 19. “Equity and Redeemable Non-Controlling Interest” for additional information related to TIAA’s purchase of $300.0 million Class N shares through its wholly owned subsidiary and redeemable non-controlling interests related to affiliated partners’ crystallization rights, which allow the partners to trigger the payment on the promote.
See Note 21. “DST Program” for additional information related to the DST Program.
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
As of September 30, 2026, the Company had no significant geographic concentrations of risk. Additionally, the Company had no significant concentrations of tenants, as no single tenant had annual contract rent that made up more than 4% of the rental income of the Company. No significant lease expirations are scheduled to occur over the next twelve months.
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
Rental income is recognized on a straight-line basis. The following table summarizes the components of Rental Income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rental Income	2026	2025	2026	2025
Fixed lease payments	$39,545	$35,765	$112,297	$105,808
Variable lease payments	11,402	9,178	32,363	26,934
Straight-line rental income	831	848	4,724	1,662
Net increase to rental income related to above and below market lease amortization	454	1,036	2,533	3,112
Total	$52,232	$46,827	$151,917	$137,516

Aggregate minimum annual rentals for wholly owned real estate investments owned by the Company through the non-cancelable lease term as of September 30, 2026 are as follows ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$37,954
2027	119,250
2028	92,228
2029	74,078
2030	62,123
Thereafter	213,377
Total	$599,010
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
Lessee
Certain of the Company’s investments in real estate are subject to ground leases for which the Company is a lessee. The Company’s ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. As of September 30, 2026, the Company had one ground lease classified as operating and two ground leases classified as finance. The right-of-use assets and lease liabilities related to ground leases are reflected within Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.
Each of the Company’s ground leases was acquired as part of the acquisition of real estate, and no incremental costs were incurred for such ground leases. The leases do not contain material residual value guarantees or material restrictive covenants. The Company’s ground leases are non-cancelable and certain leases contain renewal options.
The balances of the right-of-use assets and lease liabilities related to the Company’s ground leases are as follows
($ in thousands):

Assets:	September 30, 2026	December 31, 2025
Right-of-use asset – finance leases	$2,298	$2,340
Right-of-use asset – operating lease	1,967	1,992
Liabilities:
Lease liability – finance leases	2,504	2,510
Lease liability – operating lease	2,230	2,213
The Company used its incremental borrowing rate at the time of entering such leases, which was 8.43%, to determine its lease liabilities. As of September 30, 2026, the weighted-average remaining lease terms of the Company’s operating lease and finance leases were 34 years and 41 years, respectively.
Aggregate future minimum annual payments for ground leases held by the Company as of September 30, 2026 are as follows
($ in thousands):

	Finance Leases	Operating Leases
2026 (remaining)	55	40
2027	219	169
2028	219	169
2029	219	169
2030	219	169
Thereafter	8,242	7,261
Total undiscounted future lease payments	9,173	7,977
Difference between undiscounted cash flows and discounted cash flows	(6,669)	(5,747)
Total lease liability	2,504	2,230

Payments under the Company’s operating ground leases contain fixed payment components that may include periodic increases based on an index of periodic fixed percentage escalations. Operating ground lease costs are reported in Rental Property Operating on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company incurred operating ground lease costs of $0.1 million and $0.2 million respectively. For the three and nine months ended September 30, 2025, the Company incurred operating ground lease costs of $0.1 million and $0.2 million respectively.
The following table details the components of the Company’s finance leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on lease liabilities	$53	$53	$159	$159
Amortization of right-of-use assets	14	14	42	42
Total finance lease cost	$67	$67	$201	$201
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
The following table details the Company’s outstanding interest rate derivatives (notional amounts in thousands):

	September 30, 2026
Interest Rate Derivatives	Number of instruments	Notional Amount(1)	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)	Commencement Date	Maturity Date
Interest rate swaps — property debt	5	DKK 190,428	2.85%	CIBOR	4.3	7/31/2025	12/30/2030
(1) As of September 30, 2026, the Notional Amount translated to $28.8 million.
The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivative in an Asset Position(1)		Fair Value of Derivative in a Liability Position(2)
Derivative financial instrument	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate swaps – property debt	$737	$—	$—	$435
Interest rate swap – swaption	—	306	—	—
Total derivative financial instrument	$737	$306	$—	$435
(1) Included in Other Assets on the Company's Balance Sheets.
(2) Included in Accounts Payable, Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheets.
For the three and nine months ended September 30, 2026, the Company recorded unrealized gains related to changes in fair value of its derivative financial instruments of $1.0 million and $0.9 million, respectively. For both the three and nine months ended September 30, 2025, the Company recorded unrealized gains related to changes in fair value of its derivative financial instruments of less than $0.1 million.

Note 19. Equity and Redeemable Non-Controlling Interest
Authorized Capital
As of September 30, 2026, the Company had authority to issue a total of 2.2 billion shares of capital stock consisting of the following:

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
Common Stock
As of September 30, 2026, the Company had issued and outstanding 8,875,804 shares of Class T common stock, 46,648,184 shares of Class S common stock, 6,434,420 shares of Class D common stock, 118,815,480 shares of Class I common stock and 23,026,429 shares of Class N common stock.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended September 30, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
June 30, 2026	10,147	46,794	6,963	115,468	23,026	202,398
Common Stock Issued(1)	(1,220)	870	(416)	5,695	—	4,929
Distribution Reinvestment	61	299	44	775	—	1,179
Vested Stock Grant	—	—	—	26	—	26
Common Stock Repurchased	(112)	(1,315)	(157)	(3,149)	—	(4,733)
September 30, 2026	8,876	46,648	6,434	118,815	23,026	203,799

	Nine Months Ended September 30, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
December 31, 2025	12,662	47,558	7,304	108,740	23,880	200,144
Common Stock Issued(1)	(3,163)	3,056	(260)	18,938	—	18,571
Distribution Reinvestment	204	921	138	2,338	—	3,601
Vested Stock Grant	—	—	—	27	—	27
Common Stock Repurchased	(827)	(4,887)	(748)	(11,228)	(854)	(18,544)
September 30, 2026	8,876	46,648	6,434	118,815	23,026	203,799
(1) Common stock issued includes conversions between share classes.

TIAA purchased $300.0 million in shares of the Company’s Class N common stock (less the $200,000 initial capitalization) through a wholly owned subsidiary. TIAA may submit its shares for repurchase; provided, that it must continue to maintain ownership of the $200,000 initial investment in the Company’s shares for so long as the Advisor or its affiliate serves as the Company’s advisor. The total amount of repurchases of Class N shares eligible for TIAA to submit for repurchase will be limited to no more than 0.67% of the Company’s aggregate NAV per month and no more than 1.67% of the Company’s aggregate NAV per calendar quarter; provided, that if in any month or quarter the total amount of aggregate repurchases of all classes of the Company’s common stock do not reach the overall share repurchase plan limits of 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter, the above repurchase limits on the Class N shares shall not apply to that month or quarter and TIAA shall be entitled to submit shares for repurchase up to the overall share repurchase plan limits. During the three months ended September 30, 2026, the Company did not repurchase any Class N shares. During the nine months ended September 30, 2026, the Company repurchased a total of 853,610 of TIAA's Class N shares for $10.0 million, pursuant to the terms described above. As of September 30, 2026, TIAA holds 23,026,429 Class N shares with a value of $268.6 million at the September 30, 2026 NAV per Class N share.
Non-Employee Director Compensation
Through September 30, 2026, each non-employee director received a $100,000 annual retainer, the chairperson of the audit committee received an additional $20,000 annual retainer and the lead independent director received an additional $5,000 annual retainer. Effective October 1, 2026, each non-employee director receives a $125,000 annual retainer, the chairperson of the audit committee receives an additional $20,000 annual retainer and the lead independent director receives an additional $5,000 annual retainer. The Company pays 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant.
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
Based on the monthly record dates established by the board of directors, the Company accrues for distributions on a monthly basis. As of September 30, 2026 and December 31, 2025, the Company had accrued $10.2 million and $10.4 million, respectively. For the three and nine months ended September 30, 2026, the Company declared and paid distributions of $30.9 million and $92.6 million, respectively. For the three and nine months ended September 30, 2025, the Company declared and paid distributions of $29.7 million and $87.9 million, respectively.
Each class of common stock receives the same gross distribution per share, which was $0.1895 and $0.5704 per share for the three and nine months ended September 30, 2026, respectively. The net distribution varies for each class based on the applicable advisory fee and stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table details the net distribution for each of the Company’s share classes:

	Three Months Ended September 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1895	$0.1895	$0.1895	$0.1895	$0.1895
Advisory fee per share of common stock	(0.0338)	(0.0334)	(0.0340)	(0.0338)	(0.0184)
Stockholder servicing fee per share of common stock	(0.0241)	(0.0239)	(0.0071)	—	—
Net distribution per share of common stock	$0.1316	$0.1322	$0.1484	$0.1557	$0.1711

	Nine Months Ended September 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5704	$0.5704	$0.5704	$0.5704	$0.5704
Advisory fee per share of common stock	(0.1010)	(0.0997)	(0.1013)	(0.1009)	(0.0547)
Stockholder servicing fee per share of common stock	(0.0722)	(0.0717)	(0.0214)	—	—
Net distribution per share of common stock	$0.3972	$0.3990	$0.4477	$0.4695	$0.5157

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
For the three and nine months ended September 30, 2026, the Company repurchased shares of its common stock for $52.9 million and $208.7 million, respectively. For the three and nine months ended September 30, 2025, the Company repurchased shares of its common stock for $74.2 million and $205.4 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2026.
Redeemable Non-Controlling Interest
The Company’s affiliated partners have redeemable non-controlling interests in joint ventures due to crystallization rights, which allow the partners to trigger the payment on the promote. The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. As the redemption value was greater than the adjusted carrying value for certain affiliates as of September 30, 2026 and December 31, 2025, the Company recorded an allocation adjustment between Additional paid-in capital and Redeemable Non-Controlling Interest. The balance was $0 and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.

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
The following table sets forth the financial position by segment ($ in thousands):

	September 30, 2026	December 31, 2025
Industrial	$658,531	$556,911
Healthcare	437,725	422,335
Multifamily	337,938	358,290
Retail	311,413	286,320
Single-Family Housing	134,959	137,892
Office	105,948	109,090
Self-Storage	55,441	57,282
Commercial Mortgage Loans	322,494	375,101
Real Estate-Related Securities (1)	227,070	242,803
International Affiliated Funds	114,246	116,984
Other (Corporate)	75,475	67,565
Total assets	$2,781,240	$2,730,573
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$15,447	$13,385	$8,367	$7,477	$2,852	$3,588	$1,116	$—	$—	$—	$—	$52,232
Income from commercial mortgage loans	—	—	—	—	—	—	—	4,761	—	—	—	4,761
Total segment revenues	15,447	13,385	8,367	7,477	2,852	3,588	1,116	4,761	—	—	—	56,993
Expenses:
Property operating	4,855	4,275	3,811	2,249	1,574	1,105	724	—	—	—	—	18,593
Total segment expenses	4,855	4,275	3,811	2,249	1,574	1,105	724	—	—	—	—	18,593
Realized and unrealized loss from real estate-related securities									(197)			(197)
Realized and unrealized loss from real estate debt									(493)			(493)
Income from equity investments in unconsolidated international affiliated funds										1,166		1,166
Unrealized gain on loan participation								17,448				17,448
Unrealized loss on commercial mortgage loans								(16,844)				(16,844)
Segment net operating income	$10,592	$9,110	$4,556	$5,228	$1,278	$2,483	$392	$5,365	$(690)	$1,166	$—	$39,480
Depreciation and amortization	(6,496)	(6,096)	(2,462)	(2,877)	(1,244)	(1,405)	(437)	—	—	—	—	(21,017)
Unrealized loss on notes payable											(197)	(197)
Unrealized gain from interest rate derivatives											986	986
General and administrative expenses											(2,522)	(2,522)
Advisory fee due to affiliates											(7,942)	(7,942)
Interest income											2,880	2,880
Interest expense											(10,450)	(10,450)
Net income												$1,218
Net income attributable to non-controlling interests												12
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$1,202
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$13,990	$11,128	$8,312	$6,234	$2,853	$3,225	$1,085	$—	$—	$—	$—	$46,827
Income from commercial mortgage loans	—	—	—	—	—	—	—	6,658	—	—	—	6,658
Total segment revenues	13,990	11,128	8,312	6,234	2,853	3,225	1,085	6,658	—	—	—	53,485
Expenses:
Property operating	3,835	4,019	3,738	1,783	1,536	1,115	744	—	—	—	—	16,770
Total segment expenses	3,835	4,019	3,738	1,783	1,536	1,115	744	—	—	—	—	16,770
Realized and unrealized gain from real estate-related securities									3,353			3,353
Realized and unrealized gain from real estate debt									181			181
Income from equity investments in unconsolidated international affiliated funds										3,380		3,380
Unrealized gain on commercial mortgage loans								1,145				1,145
Segment net operating income	$10,155	$7,109	$4,574	$4,451	$1,317	$2,110	$341	$7,803	$3,534	$3,380	$—	$44,774
Depreciation and amortization	(5,967)	(5,909)	(2,562)	(2,734)	(1,264)	(1,455)	(424)	—	—	—	—	(20,315)
Unrealized loss on notes payable											(110)	(110)
Unrealized gain from interest rate derivatives											1	1
General and administrative expenses											(2,335)	(2,335)
Advisory fee due to affiliates											(7,815)	(7,815)
Interest income											2,444	2,444
Interest expense											(11,134)	(11,134)
Net income												$5,510
Net income attributable to non-controlling interests												11
Net income attributable to preferred stock												4
Net income attributable to common stockholders												$5,495
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2026 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$45,305	$36,980	$25,274	$22,382	$8,546	$10,285	$3,145	$—	$—	$—	$—	$151,917
Income from commercial mortgage loans	—	—	—	—	—	—	—	14,630	—	—	—	14,630
Total segment revenues	45,305	36,980	25,274	22,382	8,546	10,285	3,145	14,630	—	—	—	166,547
Expenses:
Property operating	12,599	12,232	10,601	6,128	4,537	3,340	2,092	—	—	—	—	51,529
Total segment expenses	12,599	12,232	10,601	6,128	4,537	3,340	2,092	—	—	—	—	51,529
Realized and unrealized gain from real estate-related securities									16,373			16,373
Realized and unrealized loss from real estate debt									(632)			(632)
Income from equity investments in unconsolidated international affiliated funds										3,048		3,048
Unrealized gain on loan participation								17,448				17,448
Unrealized loss on commercial mortgage loans								(20,274)				(20,274)
Segment net operating income	$32,706	$24,748	$14,673	$16,254	$4,009	$6,945	$1,053	$11,804	$15,741	$3,048	$—	$130,981
Depreciation and amortization	(17,874)	(17,897)	(8,287)	(9,251)	(3,719)	(4,234)	(1,301)	—	—	—	—	(62,563)
Unrealized loss on notes payable											(197)	(197)
Unrealized gain from interest rate derivatives											898	898
General and administrative expenses											(8,044)	(8,044)
Advisory fee due to affiliates											(23,663)	(23,663)
Interest income											7,956	7,956
Interest expense											(29,769)	(29,769)
Net income												$15,599
Net income attributable to non-controlling interests												35
Net income attributable to preferred stock												11
Net income attributable to common stockholders												$15,553
(1) Includes investments in real estate-related securities and real estate debt as shown on the Company’s Consolidated Balance Sheets.

The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Industrial	Healthcare	Multifamily	Retail	Single-Family Housing	Office	Self-Storage	Commercial Mortgage Loans	Real Estate-Related Securities(1)	International Affiliated Funds	Other	Total
Revenues:
Rental revenue	$39,843	$33,545	$24,389	$18,041	$8,506	$9,986	$3,206	$—	$—	$—	$—	$137,516
Income from commercial mortgage loans	—	—		—	—	—	—	20,824	—	—	—	20,824
Total segment revenues	39,843	33,545	24,389	18,041	8,506	9,986	3,206	20,824	—	—	—	158,340
Expenses:
Property operating	11,021	12,269	10,246	5,133	4,118	3,383	2,082	—	—	—	—	48,252
Total segment expenses	11,021	12,269	10,246	5,133	4,118	3,383	2,082	—	—	—	—	48,252
Realized and unrealized gain from real estate-related securities									3,654			3,654
Realized and unrealized gain from real estate debt									382			382
Income from equity investments in unconsolidated international affiliated funds										1,683		1,683
Unrealized gain on commercial mortgage loans								722				722
Segment net operating income	$28,822	$21,276	$14,143	$12,908	$4,388	$6,603	$1,124	$21,546	$4,036	$1,683	$—	$116,529
Depreciation and amortization	(17,601)	(17,746)	(7,843)	(7,908)	(3,626)	(4,632)	(1,272)	—	—	—	—	(60,628)
Unrealized gain on notes payable											110	110
Unrealized gain from interest rate derivatives											52	52
General and administrative expenses											(6,741)	(6,741)
Advisory fee due to affiliates											(22,893)	(22,893)
Interest income											7,171	7,171
Interest expense											(33,133)	(33,133)
Net income												$467
Net income attributable to non-controlling interests												25
Net income attributable to preferred stock												11
Net income attributable to common stockholders												$431
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
The sales of DST Interests are accounted for as sales of equity interests. As of September 30, 2026, the Company has raised aggregate proceeds of $119.8 million related to the DST Program since inception, which is included in Non-Controlling Interests and Additional paid-in capital in the Company's Consolidated Balance Sheets.
As of September 30, 2026, the following investments are included in the DST Program, which are included in Investments in Real Estate, Net in the Company's consolidated financial statements:

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
Note 22. Subsequent Events
There have been no events since September 30, 2026 that require recognition or disclosure in the Consolidated Financial Statements.

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
The DST Program provides us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product with potential tax advantages for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Advisor receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, repay indebtedness, fund the repurchase of shares of our common stock under our share repurchase plan and for other corporate purposes. As of September 30, 2026, we have raised $119.8 million in proceeds from the DST Program.

Q3 2026 Highlights
Operating results:
•Declared and paid monthly distributions totaling $30.9 million during the three months ended September 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class T	Class S
Average Annualized Distribution Rate	5.52%	5.28%	4.68%	4.74%
Year-to-Date Total Return, without upfront selling commissions	3.49%	3.31%	2.85%	2.89%
Year-to-Date Total Return, assuming maximum upfront selling commissions	N/A	1.76%	(0.73)%	(0.70)%
Inception-to-Date Total Return, without upfront selling commissions	6.93%	6.68%	6.22%	5.85%
Inception-to-Date Total Return, assuming maximum upfront selling commissions	N/A	6.49%	5.74%	5.31%
Capital Activity:
•Raised $70.5 million of gross proceeds during the three months ended September 30, 2026.
•Raised $63.1 million of proceeds from the DST Program during the three months ended September 30, 2026.
•Satisfied all share repurchase requests, totaling $52.9 million, for the three months ended September 30, 2026.
Acquisition Activity:
•In July 2026, we originated a $42.0 million senior loan to finance the acquisition of a seven-story multifamily property located in Houston, Texas. The loan allows for an additional $7.0 million in funding available and matures in August 2029, with two additional one-year extension options.
•In August 2026, we acquired DuPage Crossing, a 100% leased, light industrial property located in the Central Kane submarket of Chicago, Illinois for $29.1 million.
•In August 2026, we acquired Plaza at Park 51, a 100% leased, medical outpatient building located in Charlotte, North Carolina for $27.2 million.
Portfolio
The following charts outline the allocation of our investments based on fair value as of September 30, 2026(1) (2):
(1) North America within allocation by region includes publicly-listed REITs (1%), CMBS (6%) and Commercial Mortgage Loans (9%) .
(2) RE-Related Securities within asset allocation includes publicly-listed REITs (1%) and CMBS (6%) as shown on our Consolidated Balance Sheets.

The following charts further describe the diversification of our direct investments in real properties based on fair value as of September 30, 2026(3)(4):
(3) Allocation by region includes only directly owned domestic property investments.
(4) Allocation by sector includes our international directly held properties.

The following map shows the location and property type of directly held real estate investments owned by European Cities Partnership SCSP (“ECF”), in which we are currently invested, as of September 30, 2026:

European Cities Fund

Logport,
Venlo

CityPark Cross Dock,
Vienna

CityPark 1 & 2,
Vienna

CityPark 3,4 & 5,
Vienna

The Cube,
Berlin

Devonshire
Square, London

Haagsche Zwaan,
The Hague

STAY Tarragona,
Tarragona

STAY Torrejon,
Madrid

Batignolles,
Paris

Meraville Retail Park,
Bologna

Kamppi,
Helsinki

Sir Devonshire,
London

Kamppi
Helsinki
Logport
Venlo
Sir Devonshire
London
The Cube
Berlin
Devonshire Sq
London
Haagsche Zwaan
The Hague
CityPark
Cross Dock
CityPark
Phases 1&2
Batignolles
Paris
CityPark
Phases 3,4&5
Meraville,
Bologna
STAY Torrejon
Madrid
STAY Tarragona
Tarragona

Source: Nuveen Real Estate, Q3 2026. Portfolio after current transactions are completed.

The following map shows the location and property type of directly held real estate investments owned by Asia Pacific Cities Fund (“APCF”), in which we are currently invested, as of September 30, 2026

Investments in Real Estate
The following charts provide information on the nature and geographical locations of our direct investments in real properties as of September 30, 2026:

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Multifamily:
Kirkland Crossing	1	Aurora, IL	Dec, 2017	100%	266	Units	95%
Tacara Steiner Ranch	1	Austin, TX	June, 2018	100%	246	Units	95%
Brookson Flats	1	Huntersville, NC	June, 2021	100%	296	Units	94%
Signature at Hartwell	1	Seneca, SC	Nov, 2021	96.5%	185	Units	98%
The Reserve at Stonebridge Ranch	1	McKinney, TX	Dec, 2021	100%	301	Units	93%
CASA Nord Portfolio	5	Copenhagen, Denmark	Various	100%	110	Units	100%
Meidaimae Multifamily	1	Tokyo, Japan	Mar, 2025	100%	60	Units	92%
Total Multifamily	11				1,464	Units	95%
Industrial:
West Phoenix Industrial	1	Phoenix, AZ	Dec, 2017	100%	265	Sq. Ft	100%
Denver Industrial	3	Golden & Denver, CO	Dec, 2017	100%	486	Sq. Ft	79%
Henderson Interchange	1	Henderson, NV	Dec, 2018	100%	197	Sq. Ft	73%
Globe Street Industrial	1	Moreno Valley, CA	Oct, 2019	100%	252	Sq. Ft	100%
1 National Street	1	Boston, MA	Nov, 2020	100%	300	Sq. Ft	100%
Rittiman West 6 & 7	2	San Antonio, TX	Dec, 2020	100%	147	Sq. Ft	92%
10850 Train Ct.	1	Houston, TX	Dec, 2021	100%	113	Sq. Ft	100%
5501 Mid Cities Pkwy	1	San Antonio, TX	Dec, 2021	100%	88	Sq. Ft	100%
Tampa Lakeland Industrial	3	Tampa, FL	Jan, 2022	100%	366	Sq. Ft	71%
610 Loop	5	Houston, TX	Mar, 2022	100%	709	Sq. Ft	100%
UP Minneapolis	3	Minneapolis, MN	June, 2022	100%	406	Sq. Ft	100%
Wilsonville Logistics Center	1	Wilsonville, OR	July, 2022	100%	508	Sq. Ft	100%
Alliance Logistics	7	Various	Oct, 2022	100%	1,236	Sq. Ft	79%
Mountain View	1	Salt Lake City, UT	Mar, 2025	100%	265	Sq. Ft	100%
Hembree Park	1	Roswell, GA	Feb, 2026	100%	93	Sq. Ft	100%
Munich LEN	1	Ismaning, Germany	Mar, 2026	100%	125	Sq. Ft	100%
Fruit Valley Logistics Center	1	Vancouver, WA	June, 2026	100%	63	Sq. Ft	100%
DuPage Crossing	1	Chicago, IL	Aug, 2026	100%	259	Sq. Ft	100%
Total Industrial	35				5,878	Sq. Ft	91%
Retail:
Main Street at Kingwood	1	Houston, TX	Oct, 2018	100%	199	Sq. Ft	98%
GFI Grocery Anchored Portfolio	5	Various	Sep, 2022	95%	499	Sq. Ft	100%
Short Pump Station	1	Short Pump, VA	Dec, 2024	100%	91	Sq. Ft	100%
Henderson Square	1	King of Prussia, PA	Aug, 2025	100%	107	Sq. Ft	100%
Elston Plaza	1	Chicago, IL	Mar, 2026	100%	93	Sq. Ft	97%
Total Retail	9				989	Sq. Ft	99%
Office:
Defoor Hills	1	Atlanta, GA	June, 2018	100%	91	Sq. Ft	100%
East Sego Lily	1	Salt Lake City, UT	May, 2019	100%	149	Sq. Ft	92%
Perimeter’s Edge	1	Raleigh, NC	Sep, 2021	100%	85	Sq. Ft	87%
Total Office	3				325	Sq. Ft	93%
Healthcare:
9725 Datapoint	1	San Antonio, TX	Dec, 2019	100%	205	Sq. Ft	100%
Linden Oaks	1	Chicago, IL	Nov, 2020	100%	43	Sq. Ft	100%
Locust Grove	1	Atlanta, GA	Nov, 2020	100%	40	Sq. Ft	100%
2945 Wilderness Place	1	Boulder, CO	Jan, 2021	100%	31	Sq. Ft	100%
Hillcroft Medical Clinic	1	Sugarland, TX	June, 2021	100%	41	Sq. Ft	100%
Pacific Center	1	San Diego, CA	May, 2021	100%	92	Sq. Ft	100%
Buck’s Town Medical Campus I	5	Philadelphia, PA	Sept, 2021	100%	142	Sq. Ft	83%
620 Roseville Parkway	1	Roseville, CA	Oct, 2021	100%	194	Sq. Ft	88%
Buck’s Town Medical Campus II	2	Langhorne, PA	Oct, 2021	100%	69	Sq. Ft	88%
Project Sullivan	10	Various	Various	100%	661	Sq. Ft	99%
The Plaza at Park 51	1	Charlotte, NC	Aug, 2026	100%	58	Sq. Ft	94%
Total Healthcare	25				1,576	Sq. Ft	96%

Sector and Property/Portfolio Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Ft. (in thousands) / # of units		Occupancy
Self-Storage:
Out O’ Space Storage	1	Palm Bay, FL	June, 2022	100%	240	Units	81%
Imperial Sugar Land	1	Sugar Land, TX	June, 2022	100%	791	Units	82%
Advantage Storage	1	Houston, TX	Aug, 2022	100%	781	Units	68%
Pflugerville Self-Storage	1	Pflugerville, TX	Dec, 2022	100%	546	Units	87%
Brighton Storage	1	Brighton, CO	Mar, 2023	100%	716	Units	84%
Total Self-Storage	5				3,074	Units	81%
Single-Family Housing:
Single-Family Rentals	383	Various	Various	100%	774	Sq. Ft	96%
Total Single-Family Housing	383						96%
Total Investment Properties	471						93%
The following schedule details the expiring leases at our industrial, retail, office and healthcare properties by annualized base rent and square footage as of September 30, 2026 ($ and square feet data in thousands). The table below excludes our multifamily properties, single-family rentals and self-storage properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	10	$2,017	2%	232	3%
2027	61	12,420	12%	937	12%
2028	67	16,171	15%	1,436	18%
2029	61	13,690	13%	1,014	13%
2030	65	12,391	11%	686	9%
2031	54	11,274	10%	782	10%
2032	20	15,537	14%	1,620	20%
2033	26	9,021	8%	545	6%
2034	10	1,703	2%	48	1%
2035	7	2,000	2%	109	1%
Thereafter	18	11,628	11%	578	7%
Total	399	$107,852	100%	7,987	100%
(1) The annualized September 30, 2026 base rent per leased square foot of the applicable year excluding tenant recoveries, straight-line rent and above-market and below-market lease amortization.
Investments in Real Estate-Related Securities
We invest in real estate-related securities including shares of common stock of publicly listed REITs. As of September 30, 2026, we had 51 holdings and have invested $45.6 million in securities that are valued at $47.4 million.
The following chart further describes the diversification of our investments in real estate-related securities of September 30, 2026:

By Sector (%)

Net lease 9%
Gaming 3%
Storage 6%
Apartments 8%
Industrial 13%
Other 10%
Manufactured Housing 1%
Hotels 2%
Office Property 2%
Tech Infra 15%
Shopping Centers 11%
Healthcare 20%

Investments in Real Estate Debt
We invest in CMBS, securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-throughs and represent beneficial ownership interests in trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. Losses are usually borne by the most subordinate class, which receive payments only after the senior classes have received payments to which they are entitled. CMBS are subject to the risks of the underlying mortgage loans. The majority (approximately 94%) of our CMBS are single-asset, single-borrower deals, and nearly all our CMBS are rated Investment Grade (BBB- or higher) with approximately 4.2% being non-Investment Grade (BB+ or lower). The greatest concentration by property sector of our CMBS is in industrial properties (34%). Additionally, to minimize interest rate risk, the portfolio is concentrated in floating-rate securities (approximately 85%, with the remaining 15% comprised of fixed-rate securities) whose base index rate of one-month SOFR is 3.92%, and help to generate a current portfolio yield of approximately 6.45%. As of September 30, 2026, we have invested $181.3 million in CMBS that are valued at $179.6 million on our Consolidated Balance Sheet.
The following charts further describe our investments in CMBS as of September 30, 2026:
Investments in International Affiliated Funds
European Cities Partnership SCSp
ECF was launched in March 2016 as an open-end, Euro-denominated fund that seeks to build a diversified portfolio of high-quality and stabilized commercial real estate with good fundamentals (i.e., core real estate) located in or around certain investment cities in Europe selected for their resilience, potential for long-term structural performance and ability to deliver an attractive and stable distribution yield. As of September 30, 2026, ECF had 13 assets. As of June 30, 2026, ECF's investments had a gross asset value of $1.6 billion (€1.5 billion) and a loan to value (“LTV”) ratio of 39.2%. The ECF portfolio is well diversified and had a balanced country exposure with 23.6% in the United Kingdom, 19.7% in Spain, 13.4% in Finland, 12.6% in Germany, 11.0% in the Netherlands, 10.1% in Austria, and 7.9% in Italy. The 12-month net total return and since-inception net total return was 5.6% and 2.0%, respectively, as of June 30, 2026.
Income from equity investments in unconsolidated international affiliated funds from ECF for the three and nine months ended September 30, 2026 was $1.2 million and $4.1 million, respectively.
Asia Pacific Cities Fund
APCF was launched in November 2018 as an open-end, U.S. dollar-denominated fund that seeks durable income and capital appreciation from a balanced and diversified portfolio of real estate investments in a defined list of investment cities in the Asia-Pacific region. As of September 30, 2026, APCF had 14 investments (29 assets). As of June 30, 2026, APCF's investments had a gross asset value of $1.8 billion and an LTV ratio of 39.3%. APCF had 28.8% exposure in South Korea, 29.1% in Singapore, 23.8% in Japan, 8.7% in Hong Kong and 9.6% in Australia, resulting in a 12-month total return and a since-inception total return of 4.4% and 5.4% (foreign exchange-neutral), respectively, as of June 30, 2026.
Loss from equity investments in unconsolidated international affiliated funds from APCF for the three and nine months ended September 30, 2026 was $(0.1) million and $(1.0) million, respectively.

Investments in Commercial Mortgage Loans
The following table summarizes our investments in commercial mortgage loans as of September 30, 2026 ($ in thousands):

Investment Name	Origination Date	Loan Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms	Commitment Amount	Principal Receivable	Fair Value
9-90 Corporate Center(1)(2)	11/9/2021	Senior	Office	Framingham, MA	SOFR + 186 bps	11/9/2025	Interest only	$72,033	$57,899	$37,915
9-90 Corporate Center(2)	11/9/2021	Mezzanine	Office	Framingham, MA	SOFR + 586 bps	11/9/2025	Interest only	$23,344	$23,258	$11,590
Tucson IV	3/28/2022	Senior	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$76,260	$73,260	$72,720
Tucson IV	3/28/2022	Mezzanine	Multifamily	Tucson, AZ	SOFR + 250 bps	1/9/2028	Interest only	$25,420	$24,420	$21,590
Sterling Self-Storage	10/8/2025	Senior	Self-Storage	Various	SOFR + 285 bps	10/8/2027	Interest only	$54,200	$54,179	$54,179
Sterling Industrial	11/19/2025	Senior	Industrial	Various	SOFR + 230 bps	12/9/2028	Interest only	$82,500	$82,500	$82,500
Venue Museum District	7/28/2026	Senior	Multifamily	Houston, TX	SOFR + 220 bps	8/9/2029	Interest only	$49,000	$42,000	$42,000
Total									$357,516	$322,494
(1) Sold to unaffiliated parties, but did not qualify for sale accounting under GAAP and were not derecognized.
(2) 9-90 Corporate Center Senior and Mezzanine loans are in nonaccrual status as of September 30, 2026. Management placed the loans in nonaccrual status in the fourth quarter of 2025 once it determined full collection of principal was doubtful when the borrower did not repay the loans at maturity, at which point interest income was no longer accrued and will only be recognized to the extent cash payments are received. Discussions are currently ongoing with the borrower regarding resolution of outstanding loan balance.
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
For the three and nine months ended September 30, 2026, we had unrealized losses on commercial mortgage loans of $(16.8) million and $(20.3) million, respectively.
For the three and nine months ended September 30, 2026, we recognized interest and loan origination income from our investment in commercial mortgage loans of $4.8 million and $14.6 million, respectively.
Factors Impacting Our Operating Results
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. During the nine months ended September 30, 2026, global markets continued to experience volatility, driven by concerns over persistent inflation, slowing economic growth and geopolitical uncertainty. However, global real estate values have continued to show signs of stabilization as total returns for real estate have remained positive since mid-2024, driven by consistently positive and stable income returns coupled with modest valuation changes. Though, as the market stabilization is in the early stages, it remains difficult to predict the full impact of the new geopolitical environment and any future changes in interest rates or inflation.
Results of operations are also dependent on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, operating expenses, the competitive environment for real estate assets and income from our investments in real estate-related securities, real estate debt, commercial mortgages and the International Affiliated Funds. Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, healthcare and retail properties, are translating into strong net operating income growth, and investors continue to view real estate as a key portfolio diversifier in a high-inflation environment. U.S. commercial real estate should benefit even during a higher interest rate environment, as real estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
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
Results of Operations
The following table sets forth the results of our operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Revenues
Rental revenue	$52,232	$46,827	$5,405	$151,917	$137,516	$14,401
Income from commercial mortgage loans	4,761	6,658	(1,897)	14,630	20,824	(6,194)
Total revenues	56,993	53,485	3,508	166,547	158,340	8,207
Expenses
Rental property operating	18,593	16,770	1,823	51,529	48,252	3,277
General and administrative	2,522	2,335	187	8,044	6,741	1,303
Advisory fee due to affiliate	7,942	7,815	127	23,663	22,893	770
Depreciation and amortization	21,017	20,315	702	62,563	60,628	1,935
Total expenses	50,074	47,235	2,839	145,799	138,514	7,285
Other income (expense)
Realized and unrealized (loss) gain from real estate-related securities	(197)	3,353	(3,550)	16,373	3,654	12,719
Realized and unrealized (loss) gain from real estate debt	(493)	181	(674)	(632)	382	(1,014)
Income from equity investments in unconsolidated international affiliated funds	1,166	3,380	(2,214)	3,048	1,683	1,365
Unrealized (loss) gain on commercial mortgage loans	(16,844)	1,145	(17,989)	(20,274)	722	(20,996)
Unrealized gain from interest rate derivatives	986	1	985	898	52	846
Unrealized gain on loan participation	17,448	—	17,448	17,448	—	17,448
Unrealized (loss) gain on notes payable	(197)	(110)	(87)	(197)	110	(307)
Interest income	2,880	2,444	436	7,956	7,171	785
Interest expense	(10,450)	(11,134)	684	(29,769)	(33,133)	3,364
Total other income (expense)	(5,701)	(740)	(4,961)	(5,149)	(19,359)	14,210
Net income (loss)	$1,218	$5,510	$(4,292)	$15,599	$467	$15,132
Net income attributable to non-controlling interests	12	11	1	35	25	10
Net income attributable to preferred stock	4	4	—	11	11	—
Net (loss) income attributable to common stockholders	$1,202	$5,495	$(4,293)	$15,553	$431	$15,122
Rental Revenue and Rental Property Operating Expenses
Due to acquisitions of real estate we made since the period ended September 30, 2025, our rental revenues and rental property operating expenses for the three and nine months ended September 30, 2026 and 2025 are not comparable. However, certain properties in our portfolio were owned for both the three and nine months ended September 30, 2026 and 2025 and are further discussed below in “Same Property Results of Operations.”

Income from Commercial Mortgage Loans
During the three and nine months ended September 30, 2026, income from commercial mortgage loans decreased $(1.9) million and $(6.2) million compared to the corresponding periods in 2025. The decrease is due to the payoff of three commercial mortgage loans after September 30, 2025, offset by a loan origination in 2026 versus no originations for the corresponding period in 2025.
General and Administrative Expenses
During the three and nine months ended September 30, 2026, general and administrative expenses increased $0.2 million and $1.3 million compared to the corresponding periods in 2025, respectively. The increase is primarily due to tax expenses and commitment fees related to the credit facility.
Advisory Fee Due to Affiliate
During the three and nine months ended September 30, 2026, the advisory fee due to affiliate increased by $0.1 million and $0.8 million, respectively, compared to the corresponding periods in 2025 due to an increase in NAV.
Depreciation and Amortization
During the three and nine months ended September 30, 2026, depreciation and amortization increased by $0.7 million and $1.9 million, respectively, compared to the corresponding periods in 2025 primarily due to acquisition activity.
Realized and Unrealized (Loss) Gain from Real Estate-Related Securities
During the three months ended September 30, 2026, realized and unrealized (loss) gain from real estate-related securities changed from a gain of $3.4 million to a loss of $(0.2) million compared to the corresponding period in 2025. The change was driven by underperformance in the healthcare, hotel, and real estate service sectors. During the nine months ended September 30, 2026, realized and unrealized gain from real-estate related securities increased $12.7 million compared to the corresponding period in 2025. The change was driven by outperformance in the net-lease, single-family, advertising and information storage and management sectors.
Realized and Unrealized Gain (Loss) from Real Estate Debt
Realized and unrealized gain (loss) from real estate debt changed from a gain of $0.2 million to a loss of $(0.5) million for the three months ended September 30, 2026 compared to the corresponding period in 2025 and from a gain of $0.4 million to a loss of $(0.6) million for the nine months ended September 30, 2026 compared to the corresponding period in 2025. The change for both periods was due to widening spreads over the course of the period.
Income (Loss) from Equity Investments in Unconsolidated International Affiliated Funds
During the three months ended September 30, 2026, income from equity investments in unconsolidated International Affiliated Funds decreased $(2.2) million compared to the corresponding period in 2025. The change was primarily due foreign currency losses for APCF during the period. During the nine months ended September 30, 2026, income from equity investments in unconsolidated International Affiliated Funds increased $1.4 million. The change was primarily due to valuation increases in the residential and retail sectors for ECF.
Unrealized Gain (Loss) on Commercial Mortgage Loans
During the three months ended September 30, 2026, unrealized (loss) gain on commercial mortgage loans changed from a gain of $1.1 million to a loss of $(16.8) million compared to the corresponding period in 2025. The change was primarily due to a change in valuation for the 9-90 Corporate Center commercial mortgage loan. During the nine months ended September 30, 2026, unrealized (loss) gain changed from a gain of $0.7 million to a loss of $(20.3) million compared to the corresponding period in 2025. The change was primarily due to a change in valuation for the Tucson IV commercial mortgage loans and the 9-90 Corporate Center commercial mortgage loans.
Unrealized Gain on Loan Participations
During the three and nine months ended September 30, 2026, unrealized gain on loan participations increased $17.4 million compared to the respective corresponding period in 2025. The change was due to a change in valuation on the 9-90 Corporate Center senior loan participation.
Interest Income
During the three and nine months ended September 30, 2026, interest income increased $0.4 million and $0.8 million, respectively, compared to the corresponding periods in 2025. The increase is due to increased investments in real estate debt partially offset by decreased investments in real estate securities.
Interest Expense
During the three and nine months ended September 30, 2026, interest expense decreased $0.7 million and $3.4 million, respectively, compared to the corresponding periods in 2025 due to the 9-90 Corporate Center commercial mortgage loan being placed on non-accrual status (refer to Note 7. "Investment in Commercial Mortgage Loan" in our consolidated financial statements for additional information). This was offset by higher borrowings on the Credit Facility in 2026 and higher amortization expense on closing costs related to the Credit Facility.
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
For the three months ended September 30, 2026, our same-property portfolio consisted of 31 industrial, 24 healthcare, 11 multifamily, seven retail, five self-storage, and three office properties. For the nine months ended September 30, 2026, our same-property portfolio consisted of 30 industrial, 24 healthcare, nine multifamily, seven retail, five self-storage, and three office properties.
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
The following table reconciles GAAP net income (loss) attributable to our stockholders to same property NOI ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$1,202	$5,495	$15,553	$431
Adjustments to reconcile to same property NOI
Income from commercial mortgage loans	(4,761)	(6,658)	(14,630)	(20,824)
Straight-line rental income	(831)	(849)	(4,724)	(1,662)
General and administrative	2,522	2,335	8,044	6,741
Advisory fee due to affiliates	7,942	7,815	23,663	22,893
Depreciation and amortization	21,017	20,315	62,563	60,628
Realized and unrealized loss (gain) from real estate-related securities	197	(3,353)	(16,373)	(3,654)
Realized and unrealized loss (gain) from real estate debt	493	(181)	632	(382)
Income from equity investments in unconsolidated international affiliated funds	(1,166)	(3,380)	(3,048)	(1,683)
Unrealized loss (gain) on commercial mortgage loans	16,844	(1,145)	20,274	(722)
Unrealized gain from interest rate derivatives	(986)	(1)	(898)	(52)
Unrealized gain on loan participation	(17,448)	—	(17,448)	—
Unrealized loss (gain) on notes payable	197	110	197	(110)
Interest income	(2,880)	(2,444)	(7,956)	(7,171)
Interest expense	10,450	11,134	29,769	33,133
Income attributable to non-controlling interests	12	11	35	25
Income attributable to preferred stock	4	4	11	11
NOI	$32,808	$29,208	$95,664	$87,602
Non-same property NOI	3,218	1,847	11,645	6,543
Same property NOI	$29,590	$27,361	$84,019	$81,059

The following table details the components of same property NOI ($ in thousands):

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
	2026	2025	$	%	2026	2025	$	%
Same property rental revenue
Industrial	$13,674	$13,670	$4	—%	$37,776	$38,152	$(376)	(1)%
Healthcare	13,637	11,727	1,910	16%	38,517	35,365	3,152	9%
Multifamily	8,264	8,336	(72)	(1)%	23,810	24,047	(237)	(1)%
Retail	6,277	5,641	636	11%	18,516	17,354	1,162	7%
Office	2,398	2,164	234	11%	6,419	6,806	(387)	(6)%
Self-Storage	1,027	1,007	20	2%	2,888	2,988	(100)	(3)%
Total revenues	$45,277	$42,545	$2,732	6%	$127,926	$124,712	$3,214	3%
Same property operating expenses
Industrial	4,182	3,970	212	5%	11,346	11,025	321	3%
Healthcare	4,704	4,586	118	3%	13,625	13,674	(49)	—%
Multifamily	3,758	3,735	23	1%	10,147	10,046	101	1%
Retail	1,738	1,523	215	14%	4,901	4,900	1	—%
Office	678	707	(29)	(4)%	2,048	2,132	(84)	(4)%
Self-Storage	627	663	(36)	(5)%	1,840	1,876	(36)	(2)%
Total expenses	15,687	15,184	503	3%	43,907	43,653	254	1%
Same property NOI	$29,590	$27,361	$2,229	8%	$84,019	$81,059	$2,960	4%
Same Property—Revenue
Our rental revenue includes contractual rental income from our tenants based on the leases and tenant reimbursement income for costs related to common area maintenance, real estate taxes and other recoverable costs. For the three and nine months ended September 30, 2026, rental revenues increased by $2.7 million and $3.2 million, respectively, across the same property portfolio as compared to the corresponding periods in 2025.
For the three months ended September 30, 2026, the increase was driven primarily by decreased rent concessions and increased recovery income at certain of our healthcare properties, as well as decreased bad debt and increased recovery income at certain of our retail properties, and increased occupancy at certain of our office properties.
For the nine months ended September 30, 2026, the increase was driven primarily by decreased rent concessions at certain of our healthcare properties, combined with increased tenant reimbursement income at certain of our healthcare and retail properties, which was partially offset by increases in rent concessions at certain of our office and industrial properties.
Same Property—Expenses
Same property rental property operating expenses primarily include real estate taxes, utilities, salaries and other maintenance expenses associated with real estate properties. For the three and nine months ended September 30, 2026, property operating expenses increased by $0.5 million and $0.3 million, respectively, across the same property portfolio as compared to the corresponding periods in 2025.
For the three months ended September 30, 2026, the increase was driven primarily by increased real estate taxes and repairs and maintenance expenses at certain of our retail and healthcare properties, as well as increased legal fees at certain of our industrial properties.
For the nine months ended September 30, 2026, the increase was driven primarily by increased real estate taxes and grounds repairs expenses at certain of our industrial properties and increased repairs and maintenance and real estate taxes at certain of our multifamily properties, which was partially offset by decreases in repairs and maintenance and ground repairs expenses at certain of our office properties.
Liquidity and Capital Resources
We believe we are well positioned from a liquidity perspective with approximately $511.2 million of liquidity as of September 30, 2026, consisting of $227.0 million of undrawn capacity on our unsecured revolving credit facility (the “Credit Facility”), approximately $227.1 million in investments in real estate debt securities and real estate-related equity securities and $57.1 million of unrestricted cash on hand, that could be utilized to satisfy any potential liquidity requirements.
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

In addition to our current liquidity, we obtain incremental liquidity through the sale of shares of our common stock in our continuous public offering and private offerings and the sale of DST Interests, from which we have collectively received proceeds of $3.4 billion as of September 30, 2026.
The following table is a summary of our indebtedness ($ in thousands):

	September 30, 2026			Principal Balance as of
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date(2)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed-rate mortgage loans secured by our properties:
Fixed-rate mortgages(3)	3.04%	2/20/2028	$235,581	$235,581	$214,729
Variable-rate mortgage loans secured by our properties:
Variable-rate mortgage loans(3)	+0.78%	12/31/2032	28,846	28,846	29,963
Total mortgage loans secured by our properties				264,427	244,692
Deferred financing costs, net				(1,346)	(1,225)
Discount on assumed mortgage notes, net				(5,422)	(6,680)
Total net mortgage loans secured by our properties				257,659	236,787

Variable-rate loans secured by other investments:
Variable-rate notes payable	+1.40%	6/22/2029	82,020	82,020	71,947
Total loans secured by other investments				$339,679	$308,734

Unsecured loans:
Unsecured variable-rate revolving credit facility(4)	+applicable margin	9/26/2028	440,000	213,000	169,000
Unsecured variable-rate TL facility	+applicable margin	9/26/2028	225,000	225,000	225,000
Total unsecured loans			665,000	438,000	394,000

Total indebtedness			$1,011,447	$777,679	$702,734
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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business, and all repurchase requests from our inception through September 30, 2026 have been satisfied.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$68,846	$55,694
Cash flows used in investing activities	(164,569)	(131,106)
Cash flows provided by financing activities	92,830	130,453
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(251)	(463)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(3,144)	$54,578
Cash flows provided by operating activities increased $13.2 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to an increase in net operating income.
Cash flows used in investing activities increased $33.5 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to a $51.0 million increase in acquisitions of real estate and a $40.8 million increase in originations of commercial mortgage loans. This activity was partially offset by a $60.0 million decrease in net purchases of real estate-related securities and real estate debt.
Cash flows provided by financing activities decreased $37.6 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025 due to a $70.0 million increase in repayments on Credit Facility, a $60.5 million decrease in subscriptions received in advance, $44.3 million decrease in proceeds from issuance of common stock, and a $26.4 million increase in common stock repurchases. This activity was partially offset by $82.4 million increase related to contributions from non-controlling interests and an increase of $81.4 million related to the Credit Facility and mortgages payable.
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
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive to AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, amortization of deferred financing costs and mortgage discount, organization costs, unrealized gains or losses from changes in fair value of real estate-related securities and real estate debt, unrealized loss on commercial mortgage loans and notes payable, amortization of restricted stock awards and unrealized loss or income from investments in international affiliated funds. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.

The following table presents a reconciliation of net income under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,218	$5,510	$15,599	$467
Adjustments:
Real estate depreciation and amortization	21,017	20,315	62,563	60,628
Amount attributable to non-controlling interests for above adjustments	(73)	(87)	(220)	(218)
Funds from Operations attributable to common stockholders	22,162	25,738	77,942	60,877
Straight-line rental income	(831)	(848)	(4,724)	(1,662)
Amortization of above- and below-market lease intangibles	(458)	(1,035)	(2,537)	(3,111)
Amortization of deferred financing costs	427	89	1,269	379
Amortization of mortgage discount	418	426	1,258	1,323
Unrealized (gain) loss from changes in fair value of real estate-related securities	10,808	(2,353)	1,437	(598)
Unrealized loss (gain) from changes in fair value of real estate debt	487	(35)	530	(217)
Unrealized loss (gain) on commercial mortgage loans	16,844	(1,145)	20,274	(722)
Unrealized gain from interest rate derivatives	(986)	(1)	(898)	(52)
Unrealized gain on loan participation	(17,448)	—	(17,448)	—
Unrealized loss (gain) on notes payable	197	110	197	(110)
Amortization of restricted stock awards	91	153	222	259
Unrealized (gain) loss from investments in international affiliated funds	(266)	(818)	(870)	2,436
Adjusted Funds from Operations attributable to stockholders	$31,445	$20,281	$76,652	$58,802
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

Distributions
We declare monthly distributions for each class of our common stock which are generally paid within 30 days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1895 and $0.5704 per share for the three and nine months ended September 30, 2026, respectively. The net distribution varies for each class based on the applicable stockholder servicing fee and advisory fee, which are deducted from the monthly distribution per share and paid by us to the recipients.

	Three Months Ended September 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.1895	$0.1895	$0.1895	$0.1895	$0.1895
Advisory fee per share of common stock	(0.0338)	(0.0334)	(0.0340)	(0.0338)	(0.0184)
Stockholder servicing fee per share of common stock	(0.0241)	(0.0239)	(0.0071)	—	—
Net distribution per share of common stock	$0.1316	$0.1322	$0.1484	$0.1557	$0.1711

	Nine Months Ended September 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class N Common Stock
Gross distribution per share of common stock	$0.5704	$0.5704	$0.5704	$0.5704	$0.5704
Advisory fee per share of common stock	(0.1010)	(0.0997)	(0.1013)	(0.1009)	(0.0547)
Stockholder servicing fee per share of common stock	(0.0722)	(0.0717)	(0.0214)	—	—
Net distribution per share of common stock	$0.3972	$0.3990	$0.4477	$0.4695	$0.5157
For the three and nine months ended September 30, 2026, we declared and paid distributions of $30.9 million and $92.6 million, respectively. The September 2026 distribution was declared and paid in October 2026.
The following table summarizes our distributions declared and paid ($ in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$17,712	57.26%	$16,374	55.13%
Reinvested in shares	13,222	42.74%	13,329	44.87%
Total distributions	$30,934	100.00%	$29,703	100.00%
Sources of distributions
Cash flows from operating activities	$28,248	91.32%	$18,760	63.16%
Offering proceeds(1)	2,686	8.68%	10,943	36.84%
Total sources of distributions	$30,934	100.00%	$29,703	100.00%
Total cash flows from operating activities	$28,248		$18,760

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$52,136	56.29%	$48,862	55.60%
Reinvested in shares	40,487	43.71%	39,016	44.40%
Total distributions	$92,623	100.00%	$87,878	100.00%
Sources of distributions
Cash flows from operating activities	$68,846	74.33%	$55,694	63.38%
Offering proceeds(1)	23,777	25.67%	32,184	36.62%
Total sources of distributions	$92,623	100.00%	$87,878	100.00%
Total cash flows from operating activities	$68,846		$55,694
(1) Offering proceeds represents distributions reinvested in shares of our common stock through our distribution reinvestment plan.

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
•Liabilities include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, notes payable, any portfolio-level credit facilities and other liabilities. Other than property-level mortgages and notes payable, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages and notes payable, which are valued quarterly by SitusAMC using the income approach’s discounted cash flow method.
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ and shares in thousands):

Components of NAV	September 30, 2026
Investments in real property	$2,564,406
Investments in commercial mortgage loans	284,579
Investments in real estate debt	179,624
Investments in international affiliated funds	114,246
Investments in real estate-related securities	47,446
Cash and cash equivalents	57,130
Restricted cash	16,118
Other assets	22,066
Debt obligations	(773,600)
Other liabilities	(85,959)
Subscriptions received in advance	(14,378)
Stockholder servicing fees payable the following month(1)	(452)
Non-controlling interests in joint venture	(123,741)
Net Asset Value	$2,287,485
Net Asset Value attributable to preferred stock	129
Net Asset Value attributable to common stockholders	$2,287,356
Number of outstanding shares of common stock	203,800
(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2026, we have accrued under GAAP approximately $31.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2026
($ and shares in thousands, except per-share data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class N Shares	Total
Net asset value attributable to common stockholders	$99,536	$516,544	$72,303	$1,330,394	$268,579	$2,287,356
Number of outstanding shares	8,876	46,648	6,434	118,815	23,026	203,799
NAV per share as of September 30, 2026	$11.21	$11.07	$11.24	$11.20	$11.66
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2026 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.05%	5.92%
Industrial - International	6.25	5.72
Healthcare	7.32	6.46
Multifamily	6.82	5.54
Multifamily - International	4.24	3.69
Grocery Anchored Retail	7.01	5.98
Single-Family Housing	7.25	5.50
Office	8.06	7.28
Self-Storage	7.27	5.60

These assumptions are determined by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

	Discount Rate (Weighted Average)		Exit Capitalization Rate (Weighted Average)
Property Type	0.25% decrease	0.25% increase	0.25% decrease	0.25% increase
Industrial	1.94%	(1.93)%	2.83%	(2.61)%
Industrial - International	1.75%	(1.75)%	2.49%	(2.49)%
Healthcare	1.95%	(2.01)%	2.48%	(2.38)%
Multifamily	1.92%	(1.87)%	2.84%	(2.68)%
Multifamily - International	1.93%	(1.82)%	5.37%	(4.59)%
Grocery Anchored Retail	1.86%	(1.92)%	2.55%	(2.44)%
Single Family Housing	1.98%	(1.91)%	3.01%	(2.64)%
Office	1.94%	(1.79)%	2.22%	(2.01)%
Self-Storage	1.80%	(1.80)%	2.70%	(2.70)%
The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2026
Reconciliation of Stockholders’ Equity to NAV
Stockholders’ equity under GAAP	$1,677,854
Redeemable non-controlling interest	—
Total partners’ capital of Operating Partnership	1,677,854
Adjustments:
Organization and offering costs(1)	—
Accrued stockholder servicing fees(2)	30,517
Unrealized net real estate and real estate debt appreciation(3)	184,104
Accumulated depreciation and amortization(4)	420,764
Additional paid in capital attributable to DST(5)	(3,335)
Straight-line rent receivable	(22,419)
Net Asset Value	$2,287,485
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
(5) In accordance with GAAP and under the DST Program, any difference between consideration received and the carrying value of the DST beneficial interest sold is recorded through additional paid in capital. For purposes of determining our NAV, this difference is recorded to non-controlling interest.

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
(2)    we would be able to achieve, for our stockholders, the NAV per share, upon a liquidation, a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or
(3)    the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after September 30, 2026
($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Indebtedness	$784,447	$48,384	$574,097	$64,920	$97,046
Interest expense(1)	82,541	34,815	43,083	4,222	421
Ground leases(2)	17,150	95	776	776	15,503
Total	$884,138	$83,294	$617,956	$69,918	$112,970
(1) Represents interest expense for our fixed and variable rate mortgages payable, notes payable and Credit Facility, with the assumption that the Credit Facility is paid off at maturity. The weighted-average interest rate on both the Credit Facility and notes payable for the nine months ended September 30, 2026 was 5.06%.
(2) Represents minimum future payments for land under non-cancelable operating and finance leases at a number of our properties expiring in various years through 2070.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. An increase in interest rates would directly result in higher interest expense costs. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We may seek to manage or mitigate the exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable-rate debt. As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness was $520.0 million and consisted of our Revolving Facility, TL Facility and notes payable, all of which are indexed to one-month U.S. dollar-denominated SOFR. For the nine months ended September 30, 2026, a 10 basis point increase in the one-month U.S. dollar-denominated SOFR would have resulted in increased interest expense of approximately $0.4 million.
Certain of our mortgage loans are variable and indexed to three-month Copenhagen Interbank Offered Rate ("CIBOR"). We have executed interest rate swaps with an aggregate notional amount of 190.4 million Danish kroner as of September 30, 2026 to hedge the risk of increasing interest rates. For the nine months ended September 30, 2026, a 10 basis point increase in three-month CIBOR would have resulted in no change to interest expense, net of the impact of our interest rate swaps.
Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, will not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We had one interest rate contract as of September 30, 2026. As of September 30, 2026, the fair value of our interest rate contract asset was $0.7 million, which is included in Other Assets on our Consolidated Balance Sheets.
Foreign Currency Risk
We may be exposed to currency risks related to our direct international investments, along with our investments in the International Affiliated Funds. We may seek to manage or mitigate our risk to the exposure of the effects of currency changes through the use of a wide variety of derivative financial instruments. We did not have any foreign currency derivatives as of September 30, 2026.
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

Date of Unregistered Sale	Number of Class I Common Shares	Consideration
July 1, 2026	—	$—
August 1, 2026	—	$—
September 1, 2026	—	$—
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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2026	1,533,817	0.75%	11.19	1,533,817	—
August 2026	1,748,425	0.85%	11.20	1,748,425	—
September 2026	1,449,111	0.71%	11.19	1,449,111	—
	4,731,353	N/M	$11.19	4,731,353	—
(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding. in each case, based on the NAV as of the last calendar day of the prior month.
(2) All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
Advisory Agreement Renewal
On November 5, 2026, our board of directors approved the renewal of the Advisory Agreement for an additional one-year term expiring December 1, 2027. The terms of the Advisory Agreement otherwise remain unchanged.
Trading Agreements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

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

10.1
Second Amended and Restated Limited Partnership Agreement of Nuveen Global Cities REIT OP, LP, dated August 11, 2026 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 2026 and incorporated herein by reference).

10.2
Non-Employee Director Compensation Policy (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 27 to the Registrant’s Registration Statement on Form S-11 filed on August 17, 2026 and incorporated herein by reference).

10.3
Amended and Restated DST Dealer Manager Agreement, dated September 2, 2026, by and among Nuveen Real Estate Exchange LLC, Nuveen Securities, LLC, Nuveen Global Cities REIT OP, LP and Nuveen Global Cities REIT, Inc. (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 28 to the Registrant’s Registration Statement on Form S-11 filed September 16, 2026 and incorporated herein by reference).

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
Date: November 9, 2026